Form 10-K
period 2013-12-31
FIVE PRIME THERAPEUTICS INC
filed 2014-03-26
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36070

Five Prime Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0038620
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Corporate Drive

South San Francisco, California 94080

(415) 365-5600

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.

As of March 19, 2014, the registrant had 21,357,363 shares of common stock, par value $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the 2014 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

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

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

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

We obtained the industry, market and competitive position data in this annual report from our own internal estimates and research as well as from industry and general publications and research surveys and studies conducted by third parties. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions we use are appropriate, neither such research nor these definitions have been verified by any independent source.

ii

PART I.

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on discovering and developing novel protein therapeutics. Protein therapeutics are antibodies or drugs developed from extracellular proteins or protein fragments that block disease processes, including cancer and inflammatory diseases. We have developed a library of more than 5,700 human extracellular proteins, which we believe represent substantially all of the body’s medically important targets for protein therapeutics. We screen this comprehensive library with our proprietary high-throughput protein screening technologies to identify new targets for protein therapeutics. This platform has allowed us to develop a pipeline of novel product candidates for cancer and inflammatory diseases and to generate over $223 million under our collaboration arrangements through December 31, 2013.

Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are still needed. In addition, we are pursuing companion diagnostics for each of our lead programs to allow us to select patients most likely to benefit from treatment and therefore accelerate clinical development and improve patient care. Our most advanced product candidates are as follows:

•	FP-1039/GSK3052230, or FP-1039, is a protein therapeutic that “traps” and neutralizes cancer-promoting fibroblast growth factors, or FGFs, involved in cancer cell proliferation and new blood vessel formation. FGFs are a family of related extracellular proteins that normally regulate cell proliferation and survival in humans. They act by binding to and activating FGF receptors, or FGFRs, which are cell surface proteins that transmit growth signals to cells. Certain FGFs promote growth of multiple solid tumors by binding and activating FGFRs. Unlike other therapies that indiscriminately block all FGFs, FP-1039 is designed to only block cancer-promoting FGFs and therefore may be associated with better tolerability than other known drug candidates targeting the FGF pathway. We have completed a Phase 1 clinical trial, and our partner, GlaxoSmithKline, or GSK, is conducting a multi-arm Phase 1b clinical trial in patients with abnormally high levels of FGFR1 or over-expression of FGF-2. We expect data from the dose escalation phase of this trial by the end of 2014. GSK is responsible for the development and commercialization of FP-1039 in the United States, the European Union and Canada. We have an option to co-promote FP-1039 in the United States.

•	FPA008 is an antibody that inhibits colony stimulating factor-1 receptor, or CSF1R, and is being developed to treat patients with inflammatory diseases, including rheumatoid arthritis, or RA. CSF1R is a cell surface protein that controls the survival and function of certain immune response cells called monocytes and macrophages. Monocytes and macrophages are commonly involved in the aberrant immune response and inflammatory processes seen in some chronic inflammatory conditions, such as RA. By inhibiting CSF1R activation, FPA008 prevents the production of multiple inflammatory factors, such as tumor necrosis factor, interleukin-6 and interleukin-1, that are individually targeted by approved therapeutics such as Humira® (adalimumab), Actemra® (tocilizumab) and Kineret® (anakinra), respectively. As a result, we believe FPA008 has the potential to have better efficacy than each of these approved drugs. In addition, unlike currently marketed RA drugs, FPA008 directly inhibits bone-destroying cells called osteoclasts. We began a Phase 1 clinical trial for FPA008 in October 2013 and expect preliminary data, including inflammation and bone turnover biomarker data, from the healthy volunteer portion of this trial by the end of 2014.

•	FPA144 is an antibody that inhibits FGF receptor 2b, or FGFR2b, and is being developed to treat patients with gastric cancer and potentially other solid tumors. In preclinical studies, FPA144 was highly effective in blocking the growth of gastric tumors that had abnormally high levels of FGFR2b. We plan to begin a Phase 1 clinical trial for FPA144 by the end of 2014 in patients with FGFR2 gene-amplified or FGFR2b over-expressing tumors.

The process of discovering targets for protein therapeutics has historically proven difficult and slow. There are more than 5,700 proteins in the body that represent potential protein therapeutic targets, but only about 30 are targeted by currently marketed protein drugs in cancer and inflammatory diseases. We spent seven years successfully developing a platform to improve and accelerate the protein therapeutic discovery process. Our platform is based on two components:

•	a proprietary library of more than 5,700 human extracellular proteins that we believe is the most comprehensive collection of fully functional extracellular proteins available and is an abundant source of medically relevant novel targets for protein therapeutics; and

•	proprietary and new technologies for producing and testing thousands of proteins at a time.

We believe our platform improves and accelerates the discovery of new protein targets and protein therapeutics because it can:

•	identify novel medically relevant protein targets and protein therapeutics that have little or no previously known biological function or are not in the public domain and cannot easily be discovered by other methods;

•	determine the best protein target among many alternatives for a particular disease by screening and comparing nearly all possible medically important targets simultaneously; and

•	identify new targets more quickly and efficiently than previously possible because it can produce and test thousands of proteins at a time, rather than one or just a few at a time.

In the past several years we have used this platform to identify dozens of targets validated in rodent models and to build a growing pipeline of drug candidates. We have attracted numerous partnerships with leading biopharmaceutical companies, which have generated over $223 million in funding for our business through December 31, 2013. Under the FP-1039 license and collaboration agreement with GSK, we are eligible to receive up to $435 million in contingent payments. We also have discovery collaborations with GSK and UCB Pharma, S.A., or UCB, and are eligible to receive potential option exercise fees and contingent payments up to $124.3 million per target under the GSK muscle diseases collaboration, $193.8 million per target under the GSK respiratory diseases collaboration, $92.2 million per target under the UCB fibrosis and CNS collaboration and $300 million per target under our immuno-oncology collaboration with Bristol-Myers Squibb Company, or BMS. We believe our platform will continue to provide funding opportunities through product and discovery collaborations.

Our Strategy

Our goal is to use our proprietary platform to maintain our leadership position in the discovery of innovative protein therapeutic targets and to develop and commercialize protein therapeutics to treat cancer and inflammatory diseases. The key elements of our strategy to achieve this goal are:

•	Focus on protein therapeutics to treat cancer and inflammatory diseases. Protein therapeutics accounted for over $71 billion in global sales in 2012 for the treatment of cancer and inflammatory diseases. However, there continue to be significant medical needs for novel and effective therapies. We believe that our library includes substantially all medically important extracellular proteins involved in cancer and inflammatory diseases, and, combined with the significant experience and expertise of our scientists in these fields, we believe we are well positioned to identify new targets and to develop effective, novel protein therapeutics.

•	Continue to advance and expand our internal pipeline. We are currently developing three product candidates, FP-1039, FPA008 and FPA144. We plan to focus our resources on the development of these product candidates and on discovering and developing new product candidates with our platform.

•	Employ smarter drug development techniques. We will pursue indications and specific patient populations in which activity of our product candidates can be assessed early in clinical development, potentially in Phase 1 clinical trials. We also plan to use companion diagnostics to identify patients most likely to respond to our product candidates. We believe selecting patients using companion diagnostics should increase the probability of success in our clinical trials.

•	Build a commercial enterprise by retaining rights for products in targeted specialty markets. We plan to eventually build sales and marketing capabilities in selected specialty markets that we can adequately serve with a focused commercial organization. In our collaboration with GSK for FP-1039 we have an option to co-promote the product in the United States. In the event that we out-license other products in our pipeline, we plan to retain rights to market the products ourselves in the United States, where appropriate.

•	Enter into additional discovery and product collaborations to supplement our internal development capabilities and generate funding. Because our platform is broadly applicable, we plan to pursue discovery collaborations in disease areas other than cancer and inflammation. In addition, we will license certain rights to products within cancer and inflammation to supplement our development and commercialization capabilities. These collaborations provide us with validation of our technology, significant funding to advance our pipeline and access to development, manufacturing and commercial expertise and capabilities.

Product Pipeline

The following table summarizes key information about our three most advanced product candidates:

PRODUCT CANDIDATE	INDICATION	COMMERCIAL RIGHTS	STAGE OF DEVELOPMENT AND ANTICIPATED MILESTONES

FP-1039	FGFR1 gene-amplified tumors, e.g., squamous non-small cell lung cancer; FGF-2 over-expressing tumors, e.g., mesothelioma	GSK-HGS: U.S., EU and Canada Five Prime: Co-promote in U.S.; retained rest of world rights	• Phase 1b clinical trial underway. • Phase 1b clinical data from the dose escalation phase expected by the end of 2014.

FPA008	Rheumatoid arthritis; other inflammatory and fibrotic diseases	Five Prime: Global

•   Phase 1 clinical trial underway.

•   Preliminary Phase 1 clinical trial data from healthy volunteer portion expected by the end of 2014.

•   Progress to dosing in RA patients expected by the end of 2014.

FPA144	FGFR2 gene-amplified or FGFR2b over-expressing tumors, e.g., gastric cancer	Five Prime: Global	• Phase 1 clinical trial expected to commence by the end of 2014.

FP-1039

Overview. FP-1039 is a protein therapeutic we designed to treat multiple types of solid tumors by binding to FGFs that would otherwise bind to and activate FGFR1. We have licensed rights to FP-1039 in the United States, the European Union and Canada to Human Genome Sciences, Inc., or HGS. HGS was acquired by GSK in August 2012, and we refer to HGS as GSK-HGS. GSK commenced a multi-arm Phase 1b clinical trial in the United States and Europe in July 2013 in selected patients with tumors expressing high levels of FGFR1. We expect data from the dose escalation phase of this trial by the end of 2014.

FGFs and FGFRs regulate tumor cell proliferation and the growth of new blood vessels, called angiogenesis. The FGF family consists of 22 known proteins called ligands that exert their physiological effect on cells by binding to four FGFRs (FGFR1, FGFR2, FGFR3 and FGFR4). Dysregulation of the FGF pathway has been linked to the growth of human tumors and poor patient prognosis.

Certain tumors contain an excessive number of FGFR1 genes, known as gene amplification. This gene amplification results in excess production, or the over-expression, of FGFR1 protein on the surface of the tumor cell. This over-expression of FGFR1 leads to increased binding of FGFs, which stimulate uncontrolled proliferation of some types of tumor cells. These tumors include squamous non-small cell lung cancer, or squamous NSCLC, small cell lung cancer, or SCLC, breast cancer, and head and neck cancers. Patients who have squamous NSCLC or breast cancer with FGFR1 gene amplification have significantly reduced survival relative to comparable patients whose tumors do not have this amplification.

In addition to directly stimulating uncontrolled cancer cell proliferation, some FGFs can promote tumor growth through angiogenesis. By triggering angiogenesis, cancerous cells can fuel their metabolic needs and direct their own uncontrolled cell division. The FGFs that cause angiogenesis are often present in mesothelioma, a type of kidney cancer called renal cell carcinoma, or RCC, and a type of liver cancer called hepatocellular carcinoma, or HCC.

Market Opportunity. We believe there are currently no approved therapies that specifically block FGFs or FGFRs. FP-1039 is designed to treat patients with FGFR1 pathway dysregulation, particularly patients with metastatic tumors that have spread to other organs. The following table shows our estimates of 2012 incidence and prevalence of advanced or metastatic tumors with FGFR1 gene amplification:

TUMOR TYPE	FREQUENCY OF FGFR1 GENE AMPLIFICATION BY TUMOR TYPE	PREVALENCE OF PATIENTS WITH FGFR1 GENE AMPLIFICATION IN THE U.S.	INCIDENCE OF PATIENTS WITH FGFR1 GENE AMPLIFICATION IN THE U.S.	PREVALENCE OF PATIENTS WITH FGFR1 GENE AMPLIFICATION IN EUROPE AND ASIA	INCIDENCE OF PATIENTS WITH FGFR1 GENE AMPLIFICATION IN EUROPE AND ASIA
Squamous NSCLC	22%	11,000	9,000	51,000	50,000
Head and Neck Cancer	17%	17,000	5,000	132,000	56,000
Breast Cancer	7-15%	32,000	8,000	148,000	40,000
	(mean 11%)
SCLC	6%	2,000	2,000	10,000	10,000

Total		62,000	24,000	341,000	156,000

In addition to our and GSK-HGS’s research and development in the area of tumors with FGFR1 gene amplification, we are exploring the potential development of FP-1039 in mesothelioma. We estimate the 2013 incidence of mesothelioma at 3,000 cases per year in the United States, and 14,000 cases per year worldwide.

Our Program. FP-1039 is a novel protein therapeutic, which includes the extracellular part of FGFR1. FP-1039 acts as an inhibitor of FGFs, because the FGFR1 portion of the molecule binds to FGFs and prevents them from binding to FGFR1 on tumor and blood vessel cells. Because FGF proteins circulating in the blood are called ligands, FP-1039 is called a ligand trap. FP-1039 also includes a portion of an antibody called the Fc region (see Figure 1). Because the Fc region of an antibody is inherently very stable in the bloodstream, we believe adding that fragment to FP-1039 makes our protein therapeutic more stable as well. The Fc region does not bind to FGFs, but instead serves only to improve the stability of FP-1039.

Figure 1: FP-1039 Binds to and Inactivates FGFs That Promote Tumor Cell Growth and New Blood Vessel Growth

Importantly, FP-1039 inhibits certain FGFs but not others. Because it binds to most FGFs associated with tumor growth and angiogenesis, it has the capability of inhibiting growth of many different kinds of cancers. However, it does not bind to an FGF called FGF23 that regulates phosphate levels in the blood. Therefore, FP-1039 treatment does not change phosphate levels in the blood. This is in contrast to small molecule inhibitors of FGF receptors being developed by Novartis AG and AstraZeneca plc and others, which block the activity of both cancer-associated FGFs and FGF23, and are reported to cause abnormally high phosphate levels in the blood, known as hyperphosphatemia. High phosphate levels can lead to calcification in tissues, including blood vessels. In our Phase 1 clinical trial, treatment with FP-1039 in patients with solid tumors was not associated with the side effects seen in the clinical trials with small molecule FGFR inhibitors, which included hyperphosphatemia and retinal detachment. We expect FP-1039 to be better tolerated by patients. We also expect that it could be used in dosages high enough to fully block cancer-promoting FGFs, and that it has the potential to be safely combined with standard of care chemotherapy.

FP-1039 Phase 1 Clinical Trial. Our Phase 1 clinical trial of FP-1039 was an open-label, non-randomized, ascending-dose study designed to assess the safety, tolerability and pharmacokinetics of FP-1039 administered weekly to patients with metastatic tumors for whom standard therapy did not exist or was no longer effective. We conducted this Phase 1 clinical trial under an Investigational New Drug, or IND, application that we submitted to the U.S. Food and Drug Administration, or FDA, on May 29, 2008. FP-1039 was administered intravenously by a 30-minute infusion. Patients received these infusions once a week for a total of four infusions, followed by a two-week observation period. Patients without progressive disease were given the option to continue on FP-1039 on a weekly basis.

The 39 patients enrolled in the study had a variety of tumors, including advanced or metastatic breast cancer, lung cancer, colon/rectal cancer, prostate cancer, head and neck cancers, or uterine cancer. Overall, FP-1039 was well tolerated over the dose range studied and no maximum tolerated dose was observed in this study. As a result, we believe that FP-1039 will be well tolerated in combination with standard of care chemotherapy. In the Phase 1 clinical trial, FP-1039 treatment was not associated with hyperphosphatemia or retinal detachment as have been observed in patients enrolled in trials with the small molecule FGFR inhibitors. We also studied blood levels of FGF2, one of the most important cancer-promoting FGFs, and observed a significant decrease of FGF2 in all patients tested.

Because the primary objectives of the study were to assess safety and pharmacokinetics of FP-1039 infusions, we did not require patients to have tumors with FGFR1 gene amplification. In this unselected patient population, no major tumor shrinkage was observed. Despite not being preselected for FGFR1 gene amplification, 17 patients had stabilization of tumor growth, known as stable disease, for varying periods of time. One of the seventeen patients who had hormone-resistant prostate cancer that progressed during chemotherapy experienced tumor reduction of 20% following treatment with FP-1039, with stable disease duration of approximately seven months.

FP-1039 Preclinical Data. In preclinical testing, we observed inhibition of tumor growth with single-agent FP-1039, particularly in tumors with FGFR1 gene amplification, including squamous NSCLC and SCLC (Figure 2).

Figure 2: Treatment with FP-1039 inhibits growth of squamous NSCLC and SCLC tumors with FGFR1 gene amplification in mouse models

Furthermore, when combined with standard chemotherapy, FP-1039 treatment improves anti-tumor activity in preclinical models. Figure 3 shows results in a preclinical model of squamous NSCLC and SCLC with FGFR1 gene amplification in which the addition of FP-1039 to chemotherapy resulted in greater tumor growth inhibition than either FP-1039 or chemotherapy alone.

Figure 3: Addition of FP-1039 to standard chemotherapy results in greater inhibition of growth of squamous NSCLC and SCLC tumors with FGFR1 gene amplification in mouse models

The FGF pathway has also been implicated in the progression of RCC. In some preclinical models of RCC, FGF levels are high and promote tumor growth and angiogenesis. Treatment of these RCC tumors with FP-1039 as a single agent resulted in inhibition of tumor growth (Figure 4).

Figure 4: FP-1039 is active in a mouse model of Caki-1 RCC

In most cases of human RCC there are abnormally high levels of a protein called VEGF that promotes angiogenesis. There are therapies designed to inhibit VEGF action, such as Votrient® (pazopanib), which are approved for use in patients with RCC. However, despite initial control of tumor growth with anti-VEGF therapy, RCC tumors eventually progress because other factors, including FGFs, replace VEGF in stimulating blood vessel formation. In this setting, anti-FGF therapy with FP-1039 may provide additional clinical benefit. In preclinical models of RCC with abnormally high VEGF, the addition of FP-1039 to Votrient resulted in greater inhibition of tumor growth than Votrient alone (Figure 5).

Figure 5: In a mouse model, FP-1039 in combination with Votrient, an anti-angiogenesis therapeutic approved for RCC, results in greater inhibition of RCC tumor growth than either therapeutic alone

Current Development Plan. GSK-HGS has commenced a Phase 1b clinical trial of FP-1039 in combination with several chemotherapies in patients with FGFR1 gene-amplified or FGF-2 over-expressing tumors under an IND that GSK-HGS submitted to the FDA on April 30, 2012. The trial is designed as a three-arm, multicenter, non-randomized, parallel-group, uncontrolled, open-label Phase 1b clinical trial of up to 120 patients at approximately 20 clinical sites. This Phase 1b clinical trial is designed to evaluate the safety, tolerability, dosage and overall response rate of FP-1039:

•	in combination with paclitaxel and carboplatin in previously untreated metastatic squamous NSCLC (Arm A);

•	in combination with docetaxel in metastatic squamous NSCLC that has progressed after 1st-line chemotherapy (Arm B); or

•	in combination with pemetrexed and cisplatin in mesothelioma (Arm C).

Clinical development of FP-1039 in patients with FGFR1 gene-amplified tumors will be accompanied by a diagnostic test at all stages of clinical trials designed to identify the selected patient population we believe to be the most likely to benefit from this protein therapeutic and to enable streamlined clinical development. Patients with FGFR1 gene-amplified tumors are identified by staining tests performed on tumor samples. In the current Phase 1b trial of FP-1039, GSK-HGS is using a third party central lab to test tumor samples from prospective subjects to identify those with FGFR1 gene-amplified tumors. Neither we nor GSK-HGS have yet engaged a third party to develop any companion diagnostic that would be used in any future clinical trials of FP-1039 or required for the registration and approval of FP-1039. In Arm C, enrolled patients with mesothelioma will have their tumors analyzed retrospectively for over-expression of FGF-2.

Additionally, we are exploring the feasibility of conducting a study in other tumors, possibly RCC or HCC, to assess the benefit of combining FP-1039 with a VEGF inhibitor.

GSK-HGS has the rights to develop and commercialize FP-1039 in the United States, the European Union and Canada. We retain a co-promotion option in the United States and full commercial rights in the rest of world territories.

FPA008

Overview. FPA008 is an antibody that inhibits CSF1R and is being developed to treat patients with RA. FPA008 also has the potential to treat patients with other inflammatory and fibrotic diseases, including lupus nephritis, psoriatic arthritis, ankylosing spondylitis, idiopathic pulmonary fibrosis, inflammatory bowel disease and multiple sclerosis. These are chronic, incurable disorders with serious medical complications and disability for which better therapies with novel mechanisms of action are needed. For example, we believe FPA008 has the potential to be more efficacious than current therapies in inflammatory conditions like rheumatoid arthritis because it targets a group of important inflammatory cell types called monocytes and macrophages, which are key drivers of the inflammation and joint destruction process and are not targeted by currently approved drugs. These cells depend on CSF1R for their activity and survival. We initiated a Phase 1 clinical trial in October 2013 to evaluate safety, pharmacokinetics and modulation of inflammation and bone turnover biomarkers in healthy volunteer subjects and, additionally, to evaluate early clinical activity of FPA008 in patients with RA. We expect preliminary clinical data from the healthy volunteer portion of the trial by the end of 2014, at which time we expect to begin dosing RA patients with FPA008.

Monocytes and macrophages are cells of the immune system that, when abnormally activated, cause inflammation in diseases such as RA. These cells secrete a variety of proteins, including tumor necrosis factor alpha, or TNFa, interleukin-6, or IL-6, and interleukin-1 beta, or IL-1ß, that attract and activate inflammatory cells. Derivatives of these inflammatory cells directly destroy bone tissue in joints.

Until now, it has been difficult to block monocytes and macrophages because the protein targets that control these cells were only partially known. Protein therapeutics that are approved to treat RA, such as Humira, Remicade, Enbrel and Actemra, only block single factors released from monocytes and macrophages, and other protein therapeutics such as Orencia® (abatacept) and Rituxan® (rituximab) do not directly inhibit monocytes and macrophages or their factors. Using our library and proprietary platform, we discovered a novel protein target called interleukin-34, or IL-34, that is a key regulator of monocyte and macrophage numbers and activity and that is found in inflamed joints of RA patients. Once we discovered IL-34, we were able to use our protein library and our ligand-receptor matching technology to identify its receptor, CSF1R. This receptor is known to be expressed on the surface of monocytes and macrophages. Before our discovery of IL-34, CSF1R was thought to have only one ligand called CSF1. Both CSF1 and IL-34 bind to and activate CSF1R and therefore promote the survival and activity of monocytes and macrophages. FPA008 blocks the binding of both CSF1 and IL-34 to CSF1R and thereby inhibits the activity and survival of these cells.

Market Opportunity. RA is a systemic inflammatory disease that causes damage to the joints and other organs, affecting approximately 1% of people in the United States. RA is a major cause of disability and is associated with reduced life expectancy, especially if it is not adequately treated. In 2012, the top three RA biologic products by global sales, Humira, Remicade and Enbrel, represented over $25 billion in revenue. Currently available therapies for patients suffering from RA include non-steroidal anti-inflammatory drugs, or NSAIDs, corticosteroids, methotrexate, leflunomide, sulfasalazine, hydroxychloroquine, anti-tumor necrosis factor, or anti-TNFa, injectables and other biologic agents, and small molecule Janus kinase, or JAK, inhibitors.

The following table shows the estimated prevalence of RA in the United States in 2012:

TYPE OF PATIENTS IN THE UNITED STATES	NUMBER OF PATIENTS IN 2012
Diagnosed with RA	1,900,000
Patients treated with a pharmacological agent	1,800,000

Many RA patients are or will become unresponsive to current treatment options and experience significant disease activity with progressive joint and bone destruction, leading to pain, deformities and disability.

Our Program. FPA008 is an anti-CSF1R antibody, which we designed to block the ability of IL-34 and CSF1 to bind to and activate CSF1R. FPA008 reduces the numbers and activity of monocytes and macrophages, and prevents the production and release of inflammatory factors (Figure 6). The advantage of this approach in comparison to, for example, Humira and Actemra, is that the production of multiple deleterious factors is inhibited simultaneously, potentially resulting in better control of inflammation (Figure 7). Another advantage of blocking CSF1R is that a special macrophage that breaks down bone, called an osteoclast, is inhibited. Therefore, not only could FPA008 potentially be superior in reducing inflammation, but it may also directly suppress bone destruction in the joints of patients with inflammatory diseases.

Figure 6: FPA008 mechanism of action

Figure 7: Advantage of FPA008 versus other protein therapeutics

Preclinical Results. We and others have demonstrated that both IL-34 and CSF1 are present at increased levels in the inflamed joints of patients with RA. Biopsy samples of inflamed joints from patients with RA incubated with FPA008 ex vivo showed reduced levels of the inflammatory proteins TNFa, IL-6 and IL-1ß compared with samples incubated with a control antibody (Figure 8). These studies provide evidence that FPA008 can simultaneously inhibit the production of multiple cytokines that cause inflammation in RA.

Figure 8: Incubation of joint tissue from patients with RA with FPA008 results in decreased TNFa, IL-6 and IL-1ß(1)

(1)	Each pair of linked dots corresponds to samples from the same patient and treated with either a control that does not bind to CSF1R, or with FPA008.

In other preclinical studies, treatment with FPA008 and a similar antibody called cmFPA008, used for studies in mice, resulted in several expected beneficial effects including:

•	reduced blood levels of inflammatory monocytes, a specific type of monocyte whose numbers are elevated during chronic inflammation and that produce high levels of inflammatory factors such as TNFa;

•	reduced swelling of the joints (Figure 9); and

•	reduced inflammation and bone destruction in the joint (Figure 10).

In preclinical studies shown in Figures 9 and 10, FPA008 was dosed to give roughly equivalent drug levels in the blood as Enbrel, an approved protein therapeutic for use in RA that blocks TNFa. In these preclinical studies, FPA008 was better at reducing joint swelling, inflammation and bone destruction compared to Enbrel.

Figure 9: Treatment with cmFPA008, a mouse form of FPA008, prevents development of arthritis in a collagen-induced arthritis model

Figure 10: Treatment with cmFPA008, a mouse form of FPA008, prevents inflammation and bone damage in a collagen-induced arthritis model

Clinical Development Plan. We initiated a Phase 1 clinical trial in October 2013 to assess the safety, tolerability, pharmacokinetics and early efficacy of FPA008. We are conducting the trial outside the U.S. We have completed dosing in three cohorts of healthy volunteers in our Phase 1 trial and plan to expand to include patients with RA by the end of 2014. The subsequent Phase 2 clinical trial will be a randomized study in patients with RA. We plan to submit an initial IND for FPA008 in connection with the Phase 2 clinical trial. In our ongoing Phase 1 clinical trial of FPA008, we will analyze clinical data and laboratory markers of inflammation and bone turnover for evidence of biologic effect. In addition, we will analyze biomarkers that may identify subsets of RA patients who would benefit from FPA008 treatment more than unselected patients with RA to determine whether a companion diagnostic should be used in later clinical studies of FPA008. We believe this approach may enable us to streamline clinical development in the patient populations most likely to benefit from FPA008. We have not yet engaged any third parties to develop a companion diagnostic for FPA008. We expect preliminary clinical data from the healthy volunteer portion of the Phase 1 clinical trial by the end of 2014, at which time we expect to be dosing in patients with RA. We are currently evaluating potential opportunities to develop FPA008 in additional indications by conducting additional research and pre-clinical development activities to identify a second target indication, including potentially idiopathic pulmonary fibrosis, lupus nephritis and other inflammatory disorders, by the end of 2014.

FPA144

Overview. FPA144 is a monoclonal antibody directed against a form of FGFR2, or FGFR2b. In some patients with gastric cancer, the FGFR2b protein is expressed at abnormally high levels on the tumor’s surface, in particular when the FGFR2 gene is amplified by cancer cells. We plan to initiate a Phase 1 clinical trial by the end of 2014 in patients with gastric cancer that express abnormally high levels of FGFR2b, as measured by companion diagnostic tests. We will evaluate early clinical activity and safety of FPA144 in this Phase 1 clinical trial. We expect preliminary Phase 1 clinical data from this trial by the end of 2015.

Market Opportunity. Scientific literature reports that approximately 3–9% of patients with gastric cancer have tumors with FGFR2 gene amplification. We believe this results in abnormally high levels of FGFR2b protein on the tumor cell surface. In the United States, where the prevalence was approximately 73,500 patients in 2012, we estimate that approximately 2,200 to 6,600 gastric cancer patients have the FGFR2 gene amplification. Outside of the United States, where the prevalence of gastric cancer was over 1 million patients in 2012, we estimate that approximately 31,000 to 93,000 gastric cancer patients have the FGFR2 gene amplification. For patients in the United States with metastatic gastric cancer, the 5-year survival rate is only 4%. Those patients with FGFR2 gene amplification have significantly reduced survival compared to other patients with gastric cancer.

A portion of patients with gastric cancer have tumors that do not have FGFR2 gene amplification but still express the FGFR2b protein at abnormally high levels on the tumor’s surface, and we believe these patients would also likely benefit from treatment with FPA144.

Given the relatively small patient population and poor survival, we believe that the gastric cancer indication will be an orphan indication in the United States, and that the sub-set of patients with gastric cancer bearing the FGFR2 gene amplification constitutes an ultraorphan indication. By developing FPA144 for an ultraorphan indication with a significant unmet medical need, we may be able to advance FPA144 substantially faster than industry average drug development timelines. We believe that our clinical development organization is well suited to conduct such a focused, capital-efficient clinical development plan for FGFR2 gene-amplified and/or FGFR2b over-expressing gastric cancer. We plan to develop and commercialize FPA144 ourselves in the United States. We plan to seek a collaborator to commercialize FPA144 outside of the United States.

Our Program. We believe that FPA144 acts on the tumor cell in two ways:

•	FPA144 prevents binding of certain FGFs to FGFR2b and inhibits their ability to promote the growth of the tumor cells. The FGFs that bind to FGFR2b are different than the FGFs that bind to FP-1039. Thus, the spectrum of anti-tumor activity for FPA144 is different than FP-1039. Our preclinical studies indicate that FP-1039 is not effective against gastric cancer with abnormally high levels of FGFR2b, whereas FPA144 is effective.

•	Once FPA144 binds to FGFR2b proteins on the surface of the tumor cell, it engages cells of the immune system to kill the tumor cell in a process called antibody-dependent cell-mediated cytotoxicity, or ADCC.

In preclinical studies, FPA144 is highly effective in blocking the growth of gastric cancers that produce abnormally high levels of FGFR2b. This is demonstrated in Figure 11, where human gastric tumors with FGFR2 gene amplification were treated with increasing doses of FPA144, resulting in significant inhibition of tumor growth and tumor shrinkage when compared to a control antibody.

Figure 11: Increasing doses of FPA144 inhibit growth of human gastric tumors that contain an amplification of the FGFR2 gene in a mouse model

Clinical Development Plan. The tumor cells that have FGFR2 gene amplification or too much FGFR2b protein on their surface can be identified by special staining tests performed on the tumor. Because FGFR2b is the target for FPA144, patients’ tumors can be screened for abnormally high levels of this protein or FGFR2 gene amplification, helping to identify the patients most likely to respond to FPA144 treatment. Thus, development of FPA144 in cancer patients will be accompanied by development of two companion diagnostic tests to identify those tumors that either have too much FGFR2b on their surface or FGFR2 gene amplification, enabling streamlined clinical development in the patient populations most likely to benefit. We plan to use companion diagnostic tests to identify these patients in clinical trials at all stages. We will need to engage a third party to develop any companion diagnostics that would be used in clinical trials of FPA144 or required for the registration and approval of FPA144, however, we have not yet engaged any third party for this purpose.

We plan to submit an IND with the FDA and initiate a Phase 1 clinical trial by the end of 2014 in the United States and Asia. We expect preliminary Phase 1 clinical data from this trial by the end of 2015. This trial will enroll patients with gastric cancer with abnormally high levels of FGFR2b in order to evaluate early clinical activity and safety of FPA144. If the Phase 1 trial demonstrates acceptable safety and evidence of clinical activity of FPA144, we plan to conduct a multinational Phase 2 clinical trial and consider initiating a Phase 1 clinical trial in Japan for further development in that country. If we see early evidence of a therapeutic effect in these patients, we intend to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for FPA144. We intend to seek orphan drug designation with the FDA before the end of the Phase 1 clinical trial, and if eligible, expedited review and approval programs, including breakthrough therapy and fast track designations for FPA144.

Cancer Immunotherapy Drug Discovery Program

Overview. We are currently focusing our internal research efforts primarily in the area of cancer immunotherapy, which we sometimes refer to as immuno-oncology. Cancers grow and spread because tumor cells have developed ways to evade elimination by the immune system. For example, cancer cells make proteins which apply the “brakes” to immune cells and prevent the immune cells from killing the tumor cells. One of the most exciting recent discoveries in cancer therapy has been the identification of ways to release these “brakes” and allow the immune cells to once again kill tumor cells. This new approach, called cancer immunotherapy, has the potential of not only reducing tumor growth like traditional therapies, but potentially eliminating the cancer entirely in some patients.

New targets for cancer immunotherapy are needed to address those patients that do respond to or cannot tolerate agents currently in development. We believe we are well positioned to identify new targets and protein drugs in cancer immunotherapy because:

•	Protein drugs will be the best therapeutic strategy in cancer immunotherapy. Anti-tumor immunity often involves interactions between extracellular proteins that are not easily modulated with small molecule drugs. We are focused on discovering and developing novel protein therapeutics.

•	There are likely many new targets yet to be discovered. For example, the protein partners are not known for several of the proteins thought to have a role in modulating anti-tumor immunity, such as TIM-3, VISTA, B7-H3 and B7-H4. There are likely many additional proteins that regulate the immune response to tumors that have not yet been described or characterized.

•	Our biologics discovery platform is designed to identify targets such as those involved in cancer immunotherapy. Our proprietary library of more than 5,700 human extracellular proteins contains many proteins that are candidate immunomodulators. We are using our discovery platform to discover novel pathways and to identify protein partners for molecules known to be involved in the anti-tumor immune response, such as TIM-3, VISTA, B7-H3 and B7-H4.

•	Our dual focus on cancer and inflammatory diseases gives us expertise and capabilities needed to succeed in cancer immunotherapy.

We are applying all aspects of our biologics discovery platform, as discussed below, including cell-based screening, in vivo screening and receptor-ligand matching technologies in our cancer immunotherapy research program. We have identified novel targets that we believe could be useful in cancer immunotherapy and are actively validating these and looking for additional targets. We plan to generate therapeutic proteins, including antibodies or ligand traps, directed to the targets we identify, and advance select candidates into pre-clinical development.

Our Biologics Discovery Platform

Overview

Targets for protein therapeutics are proteins in the body that when inappropriately produced or altered can result in human diseases. Protein therapeutics can be designed to reverse these disease-causing mechanisms. Traditional ways to discover new targets for protein therapeutics have relied on a slow “trial-and-error” approach studying a single or a small number of proteins at a time. There are more than 5,700 proteins in the body that represent potential protein therapeutic targets, but only about 30 are targeted by currently marketed protein drugs in cancer and inflammatory diseases.

We have successfully developed a platform to improve the traditionally difficult and slow process of discovering new protein therapeutics. The platform is based on two components (Figure 12):

•	a proprietary library of more than 5,700 human extracellular proteins that we believe is the most comprehensive collection of fully functional extracellular proteins and is an abundant source of medically relevant novel targets for protein therapeutics; and

•	proprietary and new technologies for producing and testing thousands of proteins at a time.

We believe our platform improves and accelerates the discovery of new protein targets and protein therapeutics because it can:

•	identify novel medically relevant protein targets and protein therapeutics that have little or no previously known biological function or are not in the public domain and cannot easily be discovered by other methods;

•	determine the best protein target among many alternatives for a particular disease by screening and comparing nearly all possible medically important targets simultaneously; and

•	identify new targets more quickly and efficiently than previously possible because it can produce and test thousands of proteins at a time, rather than one or just a few at a time.

In the past several years we have used this platform to identify dozens of targets validated in rodent models and a growing pipeline of drug candidates. We have attracted numerous partnerships with leading biopharmaceutical companies that have generated over $223 million in funding for our business since 2006. We are currently engaged in discovery collaborations with GSK, UCB and BMS. We are eligible to receive potential option exercise fees and contingent payments up to $124.3 million per target under the GSK muscle diseases collaboration, $193.8 million per target under the GSK respiratory diseases collaboration, $92.2 million per target under the UCB fibrosis and CNS collaboration and $300 million per target under our immuno-oncology collaboration with BMS.

We spent approximately seven years developing and integrating the components of our discovery platform. The scientific expertise and time required to develop our platform impose significant barriers to entry that would make it difficult for a competitor to reproduce what we have created. We believe that in our discovery platform we control a scarce and valuable set of resources. Given the dearth of new target discovery in the biopharmaceutical industry and the continued need for pharmaceutical companies to restock pipelines and replace aging products facing patent expiry, we believe that the platform will continue to provide opportunities for monetization through product and discovery collaborations as it has done in the past.

Figure 12: Our Protein Therapeutic Discovery Platform

Protein Library

We have built a library that we believe represents substantially all of the body’s medically important targets for protein therapeutics and an abundant source of potential future protein drugs. Our library is derived from more than 100 distinct human tissues and comprises more than 5,700 human proteins. This library includes the proteins that form the basis of marketed blockbuster protein drugs, such as Lantus® (insulin glargine), Herceptin® (trastuzumab) and Humira, which we believe validates the utility of the platform. In addition, the library contains thousands of other proteins, including novel protein variants that are not disclosed in the public domain.

Generally, protein collections are generated from gene copies called cDNAs. cDNAs are copies of genes that actively direct the production of protein and can be used to reproduce in the laboratory the same protein that is made in the body. However, if one end of the cDNA, called the 5 prime end, is not present, the protein cannot be made. The 5 prime end is the most difficult part of the expressed gene to copy with traditional technology generally available to scientists. We used proprietary technology specifically developed to solve this problem by capturing more cDNAs with 5 prime ends intact. Accordingly, we believe our collection of cDNAs is more complete than those collections developed by other companies that were not able to produce the 5 prime end of many genes. We believe we have therefore been able to make a comprehensive collection of full-length, fully functional proteins that is now the basis of our discovery platform.

Novel Technologies to Produce and Screen the Library in High Throughput

We have developed a suite of technologies for producing and screening the proteins in our library that addresses the limitations of traditional drug screening methods when applied to proteins. These technologies are composed of a combination of our own proprietary technology along with other publicly available technologies, including technologies we have in-licensed on a non-exclusive basis from third parties. Generally, we protect these proprietary biologics discovery platform technologies as trade secrets or know-how and do not seek to obtain patents to cover the biologics discovery platform technologies we develop.

High-Throughput Protein Production. The difficulty of producing large numbers of new proteins in a functional form presents a limitation in the discovery of new protein drugs. Our high-throughput protein production system includes proprietary technologies developed over several years that allow us to produce more than 2,000 proteins per week at therapeutically relevant amounts and with a high level of consistency. We produce the proteins for our cell-based screening system using human cells to best ensure proteins are made in the same correct, functional form in which they are made in the human body. Our technologies enable us to reliably produce our entire protein library in less than three weeks. In contrast, typical methods producing one or a few proteins at a time would take years to produce a library of this size and would have to be repeated for each target discovery screen.

Cell-Based Screens to Identify Protein Therapeutic Targets. We design complex cell-based screens that better model the fundamental biological processes underlying the disease of interest, and adapt them to be compatible with our protein library. In contrast, because traditional small molecule drug screening can involve testing millions of compounds, pharmaceutical companies for practical reasons have often had to resort to using isolated enzymes or simple cultures of cell lines that can fail to mimic important aspects of how cells function in the body. We have undertaken what we believe to be some of the most complex cell-based screens in high throughput with protein libraries, including screens with rare stem cells and combinations of diseased primary human cell types. We execute these screens on automated, state-of-the-art screening systems designed and built in-house and analyzed using software developed by us. To date, we have screened each of the proteins in our protein library in screens using approximately 50 different cell types. Using our cell-based screens, we have discovered the target that forms the basis of our FPA008 program and numerous other novel targets for severe asthma, pulmonary fibrosis, muscle disease, cancer and other diseases.

Rapid In Vivo Protein Production System. Our rapid in vivo protein production system, or RIPPS®, enables us to produce and test the proteins in our library directly in vivo in virtually any rodent model of disease and in high throughput. RIPPS technology identifies new targets that cannot be easily identified in other ways. Further, RIPPS not only identifies novel targets for protein therapeutics—for example, targets for therapeutic antibodies—it can also identify proteins that are new therapeutics themselves because each protein in the library is tested for its ability to affect a disease in a rodent model. RIPPS avoids the costly and time-consuming process required for conventional in vivo testing of efficacy and safety that includes expression, scale up, purification, characterization and formulation of each protein one at a time. Using RIPPS, we have identified and validated dozens of new targets and protein drug candidates in rodent models of cancer, inflammatory disorders, muscle disease and other conditions.

Receptor-Ligand Matching. Some proteins are referred to as ligands and exert their actions by binding to a receptor on a cell surface. In order to optimally treat some diseases, one must know the identity of both the receptor and the ligand. Our comprehensive collection of protein ligands and extracellular domains of cell surface receptors provides us with the ability to identify ligand and receptor pairs. Historically, this information has led to new therapeutic targets by identifying the best target in a disease pathway and has increased the probability of success of drug development by enhancing understanding of the mechanism of action of a therapeutic candidate. Using this technology, we have identified the target for FPA008 and several new ligands, including two new hormones.

Growing Database of Protein Function. Each of the proteins in our library has been tested in numerous screens on different cell types. This provides us with an extensive database of how each protein performs in different screens and whether it is specific to a given disease process or has a broader set of activities. The cumulative data from all the screens allows us to identify the most appropriate target.

Collaborations

Since 2006, we have entered into seven discovery collaborations with Boehringer Ingelheim GmbH, or Boehringer, Centocor Research and Development Inc., or Centocor, GSK, Pfizer Inc., or Pfizer, UCB and BMS, under which we have developed and conducted or plan to develop and conduct cell-based and in vivo screens using our protein discovery platform, library and expertise to identify, validate and characterize target proteins involved in several disease areas. These discovery collaborations have provided us with approximately $106.9 million in non-equity funding through December 31, 2013. We also sold shares of our convertible preferred stock to Johnson & Johnson Development Corporation, an affiliate of Centocor, Pfizer and GSK in connection with entering into these discovery collaborations for total equity funding of $63 million from these collaboration partners. Our discovery collaborations with GSK, UCB and BMS are ongoing and, as of December 31, 2013, we are eligible to receive up to an additional $12.3 million of research funding and technology access fees through 2016 pursuant to our GSK and UCB discovery collaborations. The research obligations under each of our discovery collaborations with Boehringer, Centocor and Pfizer have ended. We have no ongoing performance obligations and do not expect to receive any significant additional consideration under these discovery collaborations. We plan to continue to seek out discovery collaboration partners and engage in discussions with pharmaceutical and biotech companies regarding potential new discovery collaborations.

In addition to our discovery collaborations, in 2011 we entered into a regional product collaboration with HGS for FP-1039 that has provided us with approximately $53 million in upfront and research and development fees through December 31, 2013. We are also eligible to receive additional research, development, regulatory and sales-based contingent payments, as well as royalties on net product sales under our discovery and product collaborations. Certain terms of our collaboration with GSK-HGS and our active discovery collaborations with GSK, UCB and BMS are summarized below.

FP-1039 License and Collaboration with GSK-HGS

In March 2011, we entered into a license and collaboration agreement with GSK-HGS, or the FP-1039 license, pursuant to which we granted to HGS an exclusive license to develop and commercialize FP-1039 and other FGFR1 fusion proteins in the United States, the European Union and Canada. GSK-HGS controls the development of FP-1039, which GSK-HGS refers to as GSK3052230, in these territories. We retain rights to develop and commercialize FP-1039 in territories outside the United States, the European Union and Canada.

GSK-HGS paid us an upfront license fee of $50 million in connection with its entry into the FP-1039 license. GSK-HGS is obligated to pay us contingent payments, which could total up to $435 million based upon the achievement of pre-specified development, regulatory and commercial criteria. These contingent payments are composed of up to $70 million for the pre-specified development criteria, up to $195 million for the pre-specified regulatory criteria, and up to $170 million for the pre-specified commercial criteria. Related to the pre-specified development criteria, we could receive, within the next 24 months, a $5 million contingent payment upon GSK-HGS’s completion of its Phase 1b clinical trial and a $15 million contingent payment if GSK-HGS initiates a Phase 2 clinical trial. If certain manufacturing criteria are not met, these aggregate potential contingent payments could total up to $310 million, instead of $435 million. We are also eligible to receive tiered royalty payments on a country-by-country basis from the low-double digits to the high-teens based on net sales of FP-1039 for the longer of the life of certain patents covering FP-1039 in such country or 12 years after the first commercial sale of FP-1039 in such country. We cannot determine the date on which GSK-HGS’s royalty payment obligations to us would expire because no commercial sales of FP-1039 have occurred and the last-to-expire relevant patent covering FP-1039 in a given country may change in the future. Currently, the last-to-expire issued patents covering FP-1039 will expire in 2031 in the United States and in 2026 in certain European countries. Additional patents that may issue in the United States, Europe and Canada from pending patent applications would expire between 2026 and 2034. These patent expiration dates do not reflect any patent term extensions that may be available, which are not determinable at this time.

We have a minority co-promote option for FP-1039 in the United States. To exercise our right to co-promote FP-1039, we must notify GSK-HGS prior to the later of (i) five days after the filing of the first Biologic License Application, or BLA, with the FDA, for FP-1039 or (ii) six months after GSK-HGS notifies us of the anticipated filing of the first BLA for FP-1039. If we exercise our right to co-promote FP-1039, we would receive a low single-digit increase in the royalty rate that GSK-HGS would otherwise pay us relating to net sales in the United States.

GSK-HGS is responsible for conducting FP-1039 related research, development and commercialization activities in the United States, the European Union and Canada, at GSK-HGS’s cost and expense. We do not have any obligation to fund any of these activities.

GSK-HGS is obligated to pay us for the costs of all FP-1039-related research and development activities we undertake on behalf of GSK-HGS. At the time we entered into the FP-1039 license, we agreed to perform services for the conduct of the then-concluding FP-1039 Phase 1 clinical trial. We also elected to conduct a Phase 2 clinical trial of FP-1039 in endometrial cancer for which we were reimbursed by GSK-HGS. Additionally, GSK-HGS is obligated to pay us for the costs of other FP-1039-related research and development activities we elect to undertake on behalf of GSK-HGS. GSK-HGS has paid us $3.3 million for our conduct of these activities through December 31, 2013. The Phase 2 clinical trial of FP-1039 in endometrial cancer was terminated in January 2012. We are no longer conducting any activities with respect to this trial and are not currently undertaking any other FP-1039-related research or development activities on behalf of GSK-HGS.

We and HGS agreed to disclose to each other FP-1039 preclinical and clinical data in the form of final study reports from future trials or studies conducted by either of us. We and HGS also agreed that either party may use, at no cost, any such exchanged preclinical or clinical data in regulatory filings we or GSK-HGS make with respect to FP-1039 in our respective territories. For example, after GSK-HGS completes its Phase 1b clinical trial of FP-1039, we would be able to use the clinical data from that filing in regulatory filings we may file in Japan regarding FP-1039, which is outside of GSK-HGS’s territory.

The FP-1039 license will terminate upon the expiration of the royalty terms of any products that result from the collaboration. In addition, GSK-HGS may terminate this agreement at any time with advance written notice, and either party may terminate this agreement for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events. Either party may also terminate the agreement upon certain patent challenges made against one another. In the event that GSK-HGS terminates the agreement for convenience or if we terminate for certain material breaches or due to a patent challenge, we shall have to pay GSK-HGS royalties on any net sales in the United States, the European Union or Canada for 12 years after the first commercial sale.

GSK US Muscle Diseases Collaboration

In July 2010, we entered into a research collaboration and license agreement, referred to as the muscle diseases collaboration, with GlaxoSmithKline LLC, or GSK US, to identify potential drug targets and drug candidates to treat skeletal muscle diseases. In May 2011, we amended the muscle diseases collaboration to expand the research plan in scope and duration to include an additional cell-based screen and an in vivo screen using our RIPPS technology. We are conducting three customized cell-based screens and one in vivo screen of our protein library under the muscle diseases collaboration. The three-year research term for the original two cell-based screens ended in July 2013 and the three-year research term for the cell-based and in vivo screens added in May 2011 will end in May 2014.

At the inception of the muscle diseases collaboration, GSK US made an upfront payment to us of $7.0 million and purchased from us shares of our preferred stock for $7.5 million. Through December 31, 2013, we have received $9.9 million of research funding under the muscle diseases collaboration, which ends in May 2014.

In the course of conducting cell-based and in vivo screens of our protein library in the muscle diseases collaboration we have discovered and expect to continue to discover proteins that may be potential drug targets or drug candidates for treating skeletal muscle diseases. Under the muscle diseases collaboration, GSK US has the right to evaluate proteins identified in the screens we conducted for limited periods of time and after such evaluation the right to obtain an exclusive worldwide license to develop and commercialize products that incorporate or target the selected protein. In December 2012, GSK US selected a protein for further evaluation and triggered a $0.3 million target evaluation fee. In September 2013, we and GSK US agreed to extend the evaluation period for this protein therapeutic target by approximately eight months and GSK US paid us a $0.2 million extension fee. In October 2013, GSK US exercised its right to reserve for further evaluation several additional protein therapeutic targets for muscle diseases that we discovered in this agreement with GSK US and paid us another $0.3 million target evaluation fee.

If GSK US elects to take an exclusive license to a protein it has evaluated, GSK US would have sole responsibility for the further development and commercialization of products that incorporate or target the protein at GSK US’s cost and expense. We are eligible to receive up to $124.3 million in potential option exercise fees and contingent payments with respect to each protein target that GSK US elects to obtain rights, comprising aggregate target evaluation and selection fees of up to $1.8 million, preclinical and development-related contingent payments of up to $28.5 million, regulatory-related contingent payments of up to $40.0 million and commercial-related contingent payments of up to $54.0 million. For each product that incorporates or targets a licensed protein target, GSK US is also obligated to pay us tiered low- to mid-single digit royalties on net sales of such product for the longer of the life of certain patents licensed to GSK US covering such product or 12 years after the first commercial sale of such product. We cannot determine the date on which GSK US’s potential royalty payment obligations to us would expire because GSK US has not yet elected to take an exclusive license to evaluate any protein target, and therefore we cannot identify related patents to any such relevant licensed protein target.

The muscle diseases collaboration agreement will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, GSK US may terminate the agreement at any time with advance written notice, and either party may terminate the agreement with written notice for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events.

GSK UK Respiratory Diseases Collaboration

In April 2012, we entered into a research collaboration and license agreement, referred to as the respiratory diseases collaboration, with Glaxo Group Limited, or GSK UK, to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease, or COPD, function with a particular focus on identifying novel protein therapeutics and antibody targets. We plan to conduct up to six customized cell-based screens of our protein library under the respiratory diseases collaboration. The four-year research term will end in April 2016.

At the inception of the respiratory diseases collaboration, GSK UK made an upfront payment to us of $7.5 million and purchased shares of our preferred stock for $10.0 million. Through December 31, 2013, we have also received $4.9 million of research funding and we are eligible to receive up to an additional $5.9 million of research funding under the respiratory diseases collaboration through the remainder of the research term, which ends in April 2016.

In the course of conducting screens of our protein library in the respiratory diseases collaboration, we expect to discover proteins that may be potential drug targets or drug candidates for treating refractory asthma or COPD. Under the respiratory diseases collaboration, GSK UK has the right to evaluate proteins identified in the screens we conduct for limited periods of time and after such evaluation the right to obtain an exclusive worldwide license to develop and commercialize products that incorporate or target the protein.

Prior to the time GSK UK exercises its right to obtain an exclusive worldwide license to a protein target, we will discuss and agree on Track 1 Targets, over which GSK UK will have sole responsibility for the further development and commercialization of products that incorporate or target such protein targets, and Track 2 Targets, for which we will develop biologics that incorporate or target such protein targets through to clinical proof of mechanism in either a Phase 1 clinical trial or Phase 2 clinical trial. We will take into consideration each party’s available resources and capabilities at the time in deciding which protein targets will be Track 1 Targets or Track 2 Targets, but subject to each party’s general right to alternate in such selection and with GSK UK to have the right to first select.

For Track 1 Targets, GSK UK would have sole responsibility for the further development and commercialization of products that incorporate or target the protein, including with respect to preclinical studies, clinical development, manufacturing and commercialization, at GSK UK’s cost and expense. For Track 2 Targets, we would have sole responsibility for the further development of biologic products that incorporate or target the protein, including with respect to preclinical studies, clinical development and manufacturing, at our cost and expense through agreed-upon proof-of-mechanism endpoints in a Phase 1 or Phase 2 clinical trial.

We are eligible to receive up to $124.3 million in potential target evaluation and selection fees and contingent payments with respect to each Track 1 Target. These potential fees and payments are composed of target evaluation and selection fees of up to $1.8 million, preclinical and development-related contingent payments of up to $28.5 million, regulatory-related contingent payments of up to $40.0 million and commercial-related contingent payments of up to $54.0 million. For each product that incorporates or targets a Track 1 Target, GSK UK is also obligated to pay us tiered low- to mid-single digit royalties on net sales of such product for the longer of the life of certain patents licensed to GSK UK covering such product or 10 years after the first commercial sale of such product. We cannot determine the date on which GSK UK’s potential royalty payment obligations to us would expire because GSK UK has not yet elected to take an exclusive license to any evaluated protein target, and therefore we cannot identify related patents to any such relevant licensed protein target.

We are eligible to receive up to $193.8 million in potential target evaluation and selection fees and contingent payments with respect to each Track 2 Target. These potential fees and payments are composed of per target evaluation and selection fees of up to $1.8 million, a clinical proof of mechanism option exercise fee of up to $23.0 million, preclinical and development-related contingent payments of up to $36.5 million, regulatory-related contingent payments of up to $53.0 million and commercial-related contingent payments of up to $79.5 million. For each product that incorporates or targets a Track 2 Target, GSK UK is also obligated to pay us tiered high-single to low-double digit royalties on net sales of such product for the longer of the life of certain patents licensed to GSK UK covering such product or 10 years after the first commercial sale of such product.

The respiratory diseases collaboration agreement will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, GSK UK may terminate the agreement at any time with advance written notice, and either party may terminate the agreement with written notice for the other party’s material breach if such party fails to cure the breach or immediately in the case of failure to comply with certain anti-bribery and anti-corruption policies or upon certain insolvency events.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement with UCB, referred to as the fibrosis and CNS collaboration, to identify innovative biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders. We plan to conduct five customized cell-based and in vivo screens of our protein library under the fibrosis and CNS collaboration. We currently expect to complete our initial research activities under the fibrosis and CNS collaboration by March 2016. Upon the completion of those research activities, UCB has up to a two-year evaluation period during which we may be obligated to perform additional services at the request of UCB.

At the inception of the fibrosis and CNS collaboration, UCB made payments to us of $8.2 million. We are eligible to receive up to an additional $6.4 million of technology access fees and research funding under the fibrosis and CNS collaboration from March 2014 through March 2016. In addition, we may be eligible to receive up to $1.3 million if UCB elects to have us conduct a third fibrosis screen.

In the course of conducting screens of our protein library in the fibrosis and CNS collaboration we expect to discover proteins that may be potential drug targets or drug candidates for fibrosis-related immunologic diseases and CNS disorders. Under the fibrosis and CNS collaboration, UCB has the right to evaluate proteins identified in the screens we conduct for limited periods of time and after such evaluation the right to obtain an exclusive worldwide license to develop and commercialize products that incorporate or target the protein.

If UCB elects to obtain an exclusive license to a protein it has evaluated, UCB would have sole responsibility for the further development and commercialization of products that incorporate or target the protein at UCB’s cost and expense. We are eligible to receive up to $92.2 million in potential evaluation and selection fees and contingent payments with respect to each protein target that UCB elects to obtain an exclusive license, comprising aggregate target evaluation and selection fees of up to $0.4 million, preclinical and development-related contingent payments of up to $11.8 million, regulatory-related contingent payments of up to $20.0 million and commercial-related contingent payments of up to $60.0 million. For each product that incorporates or targets a licensed protein target, UCB is also obligated to pay us tiered low- to mid-single digit royalties on net sales of such product for the longer of the life of certain patents covering such product or 10 years after the first commercial sale of such product. We cannot determine the date on which UCB’s potential royalty payment obligations to us would expire because UCB has not yet elected to take an exclusive license to any evaluated protein target, and therefore we cannot identify related patents to any such relevant licensed protein target.

The fibrosis and CNS collaboration agreement will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, UCB may terminate the agreement at any time with advance written notice, and either party may terminate the agreement with written notice for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events.

BMS Immuno-Oncology Collaboration

In March 2014, we entered into a research collaboration and license agreement with BMS, which we refer to as the immuno-oncology collaboration, pursuant to which we and BMS will collaborate in carrying out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways.

The initial three-year research term of the immuno-oncology collaboration will end in March 2017. BMS has the option to extend the research term for two additional one-year terms.

In connection with entering into the immuno-oncology collaboration, BMS will make an upfront payment of $20 million to us and provide $9.5 million in research funding over the course of the initial three-year research term. We will be eligible to receive up to $240 million per collaboration target in specified developmental, regulatory and commercialization contingent payments comprising aggregate developmental contingent payments of up to $53 million, aggregate regulatory contingent payments of up to $74 million and aggregate commercialization contingent payments of up to $113 million. We will also be eligible to receive up to $60 million in sales-based contingent payments per collaboration product.

For each commercialized product under the immuno-oncology collaboration that is directed toward a target in the checkpoint pathways, BMS is also obligated to pay us tiered mid-single digit to low double-digit percentage royalties, subject to reduction in certain circumstances, on net sales of such product for the longer of (i) 12 years after the first commercial sale of such product, (ii) the life of certain patents licensed covering such product or (iii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product expires. We cannot determine the date on which BMS’s potential royalty payment obligations to us would expire because BMS has not yet commercialized any products under the immuno-oncology collaboration and therefore we cannot identify the date of the first commercial sale or any related patents covering such product.

Unless earlier terminated by either party, the immuno-oncology collaboration will expire on a product-by-product and country-by-country basis upon the expiration of all of BMS’s payment obligations under the immuno-oncology collaboration agreement. BMS may terminate the immuno-oncology collaboration agreement in its entirety or on a collaboration target-by-collaboration target basis at any time with advance written notice. Either party may terminate the immuno-oncology collaboration agreement in its entirety or on a collaboration target-by-collaboration target basis with written notice for the other party’s material breach if such party fails to cure the breach. Either party also may terminate the immuno-oncology collaboration agreement in its entirety upon certain insolvency events involving the other party.

In connection with the immuno-oncology collaboration agreement, BMS purchased 994,352 shares of our common stock at a price per share of $21.16, for an aggregate purchase price of $21.0 million.

License Agreements

License Agreement with Galaxy

In December 2011, we entered into a license agreement with Galaxy Biotech LLC, or Galaxy, pursuant to which Galaxy granted to us an exclusive worldwide license to develop and commercialize FGFR2b antibodies, including FPA144. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in at least one tumor indication. We paid Galaxy an upfront license fee of $3.0 million in connection with our entry into the license agreement, which we paid in two equal installments in January 2012 and July 2012.

We are obligated to pay Galaxy milestone payments of up to $92.5 million comprising aggregate preclinical and intellectual property-related milestone payments of up to $3.0 million, development-related milestone payments of up to $18.0 million for development in two indications, aggregate regulatory-related milestone payments of up to $41.5 million for two indications and aggregate commercial-related milestone payments of up to $30.0 million. We are also obligated to pay tiered royalties on net sales of FPA144 from the high-single digits to the low-double digits.

Our license agreement with Galaxy will remain in effect until the expiration of our royalty obligations under the license agreement in all countries. For each licensed product, we are obligated to pay Galaxy royalties on net sales of such product on a country-by-country basis for the longer of the life of the licensed patents covering such product in such country or 10 years after the first commercial sale of such product in such country. We cannot determine the date on which our royalty payment obligations to Galaxy would expire because no commercial sales of FPA144 have occurred and the last-to-expire relevant patent covering FPA144 in a given country may change in the future. Currently, Galaxy has an issued patent, which we have licensed, covering FPA144 in the United States that expires in 2029. Galaxy patents that may issue in other countries, including in Europe and Japan, from pending patent applications would expire in 2029. These patent expiration dates do not reflect any patent term extensions that may be available, which are not determinable at this time.

We may terminate the license agreement for convenience in its entirety or on a country-by-country basis upon prior written notice to Galaxy. Either party may terminate the license agreement in its entirety or with respect to certain countries after the first commercial sale of a licensed product in certain circumstances in the event of an uncured material breach by the other party. Either party may terminate the license agreement in the event of the other party’s filing or institution of bankruptcy, reorganization, liquidation or receivership proceeding or upon an assignment of a substantial portion of its assets for the benefit of creditors. Galaxy may terminate the license agreement if we or any of our affiliates challenge the validity or enforceability of any patent licensed to us by Galaxy under the license agreement or if we aid or assist any affiliate or third party in such a challenge other than as required by law.

License Agreement with The Regents of the University of California

In September 2006, we entered into a license agreement with The Regents of the University of California, or the UC Regents, pursuant to which the UC Regents granted to us an exclusive license under certain patents to develop and commercialize products, including FP-1039, and practice certain methods covered by the patents. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product.

We are obligated to pay the UC Regents milestone payments of up to $0.8 million for the development and marketing approval of FP-1039 in cancer. We are also obligated to pay the UC Regents a low single-digit royalty on net sales of FP-1039 for the life of the relevant licensed patents. If we sublicense our rights under our license agreement with UC Regents, we would be obligated to pay the UC Regents a percentage of the total gross proceeds we receive in consideration of the grant of the sublicense, which total amount would be first reduced by the aggregate amount of certain research and development related expenses we have incurred. The portion of the total adjusted sublicense proceeds we would pay the UC Regents would be a mid-single digit percentage of the proceeds if such sublicense occurred prior to the first Phase 2 clinical trial of a licensed product, or a low-single digit percentage of the proceeds if such sublicense occurred after the initiation of the first Phase 2 clinical trial of a licensed product.

Our license agreement with the UC Regents will remain in effect until the expiration or abandonment of the last to expire of the licensed patents. We may terminate the license agreement for convenience in its entirety upon prior written notice to the UC Regents. The UC Regents may terminate the license agreement in its entirety in the event of our uncured material breach of the license agreement. The license agreement will automatically terminate upon the filing of a petition for bankruptcy relief that is not dismissed within a set period of time.

Non-exclusive License with BioWa-Lonza

In February 2012, we entered into a license agreement with BioWa, Inc. and Lonza Sales AG, or BioWa-Lonza, pursuant to which BioWa-Lonza granted us a non-exclusive license to use their Potelligent® CHOK1SV technology, including the CHOK1SV cell line, and a non-exclusive license to related know-how and patents. This license is necessary to produce our FPA144 antibody.

We are obligated to pay BioWa-Lonza aggregate milestone payments of up to $25.7 million for development, regulatory and commercialization milestones achieved in our FPA144 antibody program. We are also obligated to pay BioWa-Lonza tiered royalties on net sales of FPA144 up to mid-single digit percentages of the proceeds of such sales.

Our license agreement with BioWa-Lonza will remain in effect until the expiration of our royalty obligations. For each licensed product, we are obligated to pay BioWa-Lonza royalties on net sales of such product on a country-by-country basis for the longer of the life of the licensed patents covering such product in such country or 10 years after the first commercial sale of such product in a major market country, which includes the United States. However, because we believe the last-to-expire patents currently licensed to us under the license agreement would expire in less than 10 years, we believe the date on which our royalty payment obligations to BioWa-Lonza would expire in any country would be 10 years after the first commercial sale of such product in a major market country.

We may terminate the license agreement for convenience subject to our continuing obligation to pay royalties. BioWa-Lonza may terminate the license agreement in the event of our uncured material breach, if we oppose or dispute the validity of patents licensed to us under the license agreement or if we are declared insolvent, make an assignment for the benefit of creditors, are the subject of bankruptcy proceedings or have a receiver or trustee appointed for substantially all of our property.

Non-exclusive License with Board of Trustees of the Leland Stanford Junior University

In February 2006, we entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford, pursuant to which Stanford granted to us a non-exclusive license to use certain biological materials and a non-exclusive license to related patents. We use the licensed materials in the production of proteins in our protein library.

We are obligated to pay a non-material annual fee to maintain this license agreement. We have no milestone payment or royalty obligations under our license agreement with Stanford.

The license agreement has no fixed term. We may terminate the license agreement for convenience. Stanford may terminate the license agreement in the event of our uncured material breach.

Non-exclusive License with National Research Council of Canada

In December 2013, we entered into a license agreement with the National Research Council of Canada, or NRC, pursuant to which NRC granted to us a non-exclusive license to use certain biological materials and a non-exclusive license to related patents. We use the licensed materials in the production of proteins in our protein library.

We have no milestone payment or royalty obligations under our license agreement with NRC.

The initial term of the license agreement expires on December 31, 2018, after which we may annually renew for additional one-year terms for a fee. The NRC may terminate the license agreement if we become bankrupt or insolvent, have a receiver appointed to continue our operations or resolve to wind up. We may terminate at any time with written notice. Either party may terminate the license agreement in the event of the other party’s uncured material breach.

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, including new targets and applications, and other inventions that are important to our business. For our product candidates, generally we initially pursue patent protection covering both compositions of matter and methods of use.

Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use and biomarker and companion diagnostic related claims. We also rely on trade secrets relating to our discovery platform and product candidates and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will also depend significantly on our ability to obtain rights to intellectual property held by third parties that may be necessary or useful to our business, including for the discovery, development and commercialization of our product candidates. We generally obtain rights to third-party intellectual property through exclusive or non-exclusive licenses. For example, we have entered into a non-exclusive license with BioWa-Lonza to use their Potelligent® CHOK1SV technology, which is necessary to produce our FPA144 antibody, and non-exclusive licenses with each of the NRC and Stanford to use materials and technologies that we use in the production of our protein library. If we are not able to obtain rights to intellectual property held by third parties that are necessary or useful to our business, our business could be harmed, possibly materially.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

The patent portfolios for our three most advanced programs are summarized below:

FP-1039

Our patent portfolio for FP-1039 includes patents and patent applications wholly owned by us, as well as patents we exclusively licensed from UC Regents.

The FP-1039 patent portfolio that we wholly own includes issued patents and pending patent applications covering compositions of matter, methods of use, including certain combination therapies and dosing regimens, and biomarkers relating to FP-1039. This patent portfolio includes patents issued in the United States, Europe, Japan, Hong Kong, Australia and New Zealand. The issued U.S. patents covering composition of matter and methods for using FP-1039 expire in 2026 and 2031, respectively. The issued patent in Japan covering composition of matter for FP-1039 expires in 2026. The issued patents in Europe, Hong Kong, Australia and New Zealand covering composition of matter and methods of using FP-1039 expire in 2026. The FP-1039 patent portfolio that we wholly own also includes pending U.S. and foreign patent applications covering composition of matter and methods of use. Patents that may issue from these pending U.S. and foreign patent applications would expire between 2026 and 2034.

The FP-1039 patent portfolio also includes issued U.S. and foreign patents we exclusively license from the UC Regents that cover composition of matter and methods of producing FP-1039. These exclusively licensed patents include issued U.S. patents covering composition of matter and methods of producing FP-1039 that expire between 2019 and 2020 and an issued patent in Korea covering composition of matter and methods of producing FP-1039 that expires in 2014.

FPA008

Our FPA008 patent portfolio is wholly owned by us and includes an issued U.S. patent as well as pending U.S. and foreign patent applications covering compositions of matter, methods of use and biomarkers relating to FPA008. The issued U.S. composition of matter patent expires in 2031. Patents that may issue from these pending U.S. and foreign applications would expire between 2031 and 2033.

FPA144

Our patent portfolio for FPA144 includes patents and patent applications we exclusively licensed from Galaxy, as well as a pending U.S. patent application wholly owned by us. The patent portfolio we exclusively licensed from Galaxy includes an issued U.S. patent as well as pending U.S. and foreign patent applications covering compositions of matter and methods of use of FPA144. The issued U.S. composition of matter patent expires in 2029. Patents that may issue from these pending U.S. and foreign applications would expire in 2029. Patents that may issue from the pending U.S. patent application wholly owned by us would expire in 2034.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property.

Manufacturing

We have process development and small-scale manufacturing capabilities. We generally perform cell line and process development for our product candidates and manufacture quantities of our drug candidates necessary to conduct preclinical studies of our investigational drug candidates. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials. We rely on third-party manufacturers to produce bulk drug substance required for our clinical trials and expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We have personnel with significant technical, manufacturing, analytical, quality and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

We must manufacture drug product for clinical trial use in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved and we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

FP-1039 Manufacturing

GSK is responsible for the manufacture, at its cost and expense, of FP-1039 drug substance and filled drug product used in activities GSK undertakes under the FP-1039 license. Pursuant to the FP-1039 license, we have the right to require GSK to manufacture and supply to us FP-1039 bulk drug substance and filled FP-1039 drug product for our or our sublicensees’ use for development and commercial activities for territories outside of the United States, the European Union or Canada, which are the territories to which GSK has development and commercial rights for FP-1039. Under the FP-1039 license, we agreed to pay GSK 110% of GSK’s manufacturing costs for supply to be used in connection with Phase 1 or Phase 2 clinical trials and 120% of GSK’s manufacturing costs for supply to be used in Phase 3 or post-approval clinical studies or commercial activities. If we exclusively license our rights to develop and commercialize FP-1039 in territories outside of the United States, the European Union or Canada or we undergo a change of control transaction, then GSK’s obligation to manufacture and supply FP-1039 for us will terminate 24 months after we or our licensee first commercializes FP-1039 outside of the United States, the European Union or Canada or, if later, 24 months after the exclusive license or change of control.

FPA008 Manufacturing

We contracted with third parties for the manufacture of FPA008 bulk drug substance and drug product and other third parties for the labeling and distribution of FPA008 drug product for our Phase 1 clinical trial of FPA008. We believe we have sufficient quantities of FPA008 drug substance and drug product manufactured to supply our needs for our Phase 1 clinical trial.

FPA144 Manufacturing

We have not yet contracted with a third party for the manufacture of FPA144 bulk drug substance or for the filling, labeling and distribution of FPA144 drug product for clinical trials. We have identified and negotiated with several third-party manufacturers with facilities and capabilities necessary to manufacture FPA144 bulk drug substance. We believe we will be able to contract with one of these third parties for the manufacture of FPA144 bulk drug substance in order to conduct a Phase 1 clinical trial of FPA144.

Commercialization

We have not yet established sales, marketing or product distribution operations because our lead candidates are still in preclinical or early clinical development. We generally expect to retain some commercial rights in the United States for our product candidates in specialty markets. Pursuant to our FP-1039 collaboration, we have a co-promotion right in the United States which, if exercised by us, will allow us to field a minority percentage of the total United States sales force promotional effort (from GSK and us combined). If we exercise our option to co-promote FP-1039 in the United States prior to submission of a BLA, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell FP-1039 with GSK. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which FP-1039 is being developed.

Competition

The biotechnology and pharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products and the ease of use and effectiveness of any companion diagnostics. The level of generic competition and the availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Government Regulation and Product Approval

In the United States, the FDA regulates protein therapeutics like FP-1039 and our other current product candidates as biological drug products, or biologics, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and related regulations. Biologics are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial actions. These actions could include the suspension or termination of clinical trials by the FDA or an Institutional Review Board, or IRB, the FDA’s refusal to approve pending applications or supplements, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, fines, civil penalties or criminal prosecution. Any administrative or judicial action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of biologics. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, purity, potency, labeling, storage, distribution, record keeping and reporting, approval, import and export, advertising and promotion and post-market surveillance of our products.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of any future product candidates or approval of product or manufacturing changes, new disease indications, or label changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Biologics Marketing Approval

The process required by the FDA before biologics may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal tests;

•	submission of an IND application, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic for its intended use or uses;

•	pre-approval inspection of manufacturing facilities and clinical trial sites; and

•	FDA approval of a BLA, which must occur before a biologic can be marketed or sold.

The testing and approval process requires substantial time and financial resources, and we cannot be certain that any new approvals for our product candidates will be granted on a timely basis, if at all.

Our planned clinical trials for our product candidates may not begin or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a study;

•	reaching agreement with third-party clinical trial sites and their subsequent performance in conducting accurate and reliable studies on a timely basis;

•	obtaining institutional review board approval to conduct a study at a prospective site;

•	recruiting patients to participate in a study; and

•	supply of the investigational product and related materials, such as companion diagnostics.

Before testing any compound in human subjects, a company must develop extensive preclinical data. Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in several animal species to assess the quality and safety of the product. Animal studies must be performed in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations and the United States Department of Agriculture’s Animal Welfare Act and related regulations.

Prior to commencing the first clinical trial in humans, an initial IND application must be submitted to the FDA. A company must submit preclinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in humans. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial and places the trial on clinical hold. In such case, the IND application sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. A separate submission to the existing IND application must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed consent must also be obtained from each study subject. Regulatory authorities, an IRB, a data safety monitoring board or the sponsor, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk.

A study sponsor is required to submit to the National Institutes of Health, or NIH, for public posting on NIH’s clinical trial website, details about certain active clinical trials and clinical trial results. For purposes of BLA approval, human clinical trials are typically conducted in phases that may overlap:

•	Phase 1—the biologic is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, reactivity, absorption, metabolism, distribution and excretion. These studies may also gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

•	Phase 2—studies are conducted in a limited number of patients in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•	Phase 3—when Phase 2 evaluations demonstrate that a dosage range of the product appears effective and has an acceptable safety profile, and provide sufficient information for the design of Phase 3 clinical trials, Phase 3 clinical trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug, and to provide an adequate basis for product approval by the FDA.

All of these trials must be conducted in accordance with Good Clinical Practice, or GCP, requirements in order for the data to be considered reliable for regulatory purposes.

Government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approvals for any future product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.

The Biologic License Application Approval Process

In order to obtain approval to market a biologic in the United States, a BLA must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational product for the proposed indication. Each BLA submission requires a substantial user fee payment unless a waiver or exemption applies. The application includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators.

The FDA will initially review the BLA for completeness before it accepts it for filing. Under the FDA’s procedures, the agency has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, which includes determining whether it is effective for its intended use, and whether the product is being manufactured in accordance with cGMP, to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biologic. A REMS may include various elements depending on what the FDA considers necessary for the safe use of the drug. These elements range from a medication guide or patient package insert to limitations on who may prescribe or dispense the biologic. If the FDA concludes that a REMS is needed, the BLA sponsor must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required by the agency.

Based on pivotal Phase 3 clinical trial results submitted in a BLA, upon the request of an applicant, the FDA may grant a priority review designation to a product, which sets the target date for FDA action on the application at six months from the FDA’s filing of the BLA, rather than the standard 10 months. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a significant improvement compared to marketed products or offers a therapy where no satisfactory alternative therapy exists. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

After the FDA completes its initial review of a BLA, it will either communicate to the sponsor that it will approve the product, or issue a complete response letter to communicate that it will not approve the BLA in its current form and to inform the sponsor of changes that the sponsor must make or additional clinical, nonclinical or manufacturing data that must be received before the FDA can approve the application, with no implication regarding the ultimate approvability of the application. If a complete response letter is issued, the sponsor may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to assure compliance with GCP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the BLA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process for a biologic requires substantial time, effort and financial resources and this process may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 clinical trials may be made a condition to be satisfied for continuing drug approval. The results of Phase 4 clinical trials can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has express statutory authority to require sponsors to conduct post-market studies to specifically address safety issues identified by the agency.

Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing study requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

FDA Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for record-keeping, reporting of adverse experiences with the biologic, and submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products. Manufacturers are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP standards, which impose certain quality processes, manufacturing controls and documentation requirements upon us and our third-party manufacturers in order to ensure that the product is safe, has the identity and strength, and meets the quality, purity and potency characteristics that it purports to have. Certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, refuse to approve any BLA or other application, force us to recall a drug from distribution, shut down manufacturing operations or withdraw approval of the BLA for that biologic. Noncompliance with cGMP or other requirements can result in issuance of warning letters, civil and criminal penalties, seizures, and injunctive action.

The FDA and other federal and state agencies closely regulate the labeling, marketing and promotion of drugs. While doctors are free to prescribe any product approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a product that are consistent with FDA approval, and the company is allowed to market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions, potential civil and criminal penalties, criminal prosecution, and agreements with governmental agencies that materially restrict the manner in which a company promotes or distributes drug products. Government regulators, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities, recently have increased their scrutiny of the promotion and marketing of drugs.

Orphan Drug Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions, which generally are diseases or conditions that affect fewer than 200,000 individuals in the United States. If a sponsor demonstrates that a biologic is intended to treat rare diseases or conditions, the FDA will grant orphan designation for that product. Orphan designation must be requested before submitting a BLA. The benefits of orphan drug designation include research and development tax credits and exemption from FDA user fees. Orphan designation, however, does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Generally, if a product that receives orphan designation is approved for the orphan indication, it receives orphan drug exclusivity, which for seven years prohibits the FDA from approving another product with the same active ingredient for the same use. Additionally, if a biologic designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity.

Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease, which could create a more competitive market for us.

After the FDA grants orphan designation, the identity of the applicant, as well as the name of the therapeutic agent and its designated orphan use, are disclosed publicly by the FDA.

Biologics Price Competition and Innovation Act of 2009

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the Public Health Service Act to create a new licensure framework for follow-on biologic products, which could ultimately subject our biological product candidates to competition. Under the BPCIA, a manufacturer may submit an abbreviated application for licensure of a biologic that is “biosimilar to” a referenced branded biologic. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively than if a “full” BLA were submitted, by relaying to some extent on the FDA’s previous review and approval of the reference biologic to which the proposed product is similar. Previously, there had been no licensure pathway for such biosimilar products.

Under the BPCIA, a biosimilar sponsor’s ability to seek or obtain approval through the abbreviated pathway is limited by periods of exclusivity granted to the sponsor of the reference product. No biosimilar application may be submitted until four years after the date of approval of the reference product, and no such application, once submitted, may receive final approval until twelve years after that same date (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results are reported to the FDA). Once approved, biosimilar products likely would compete with (and in some circumstances may be deemed under the law to be “interchangeable with”) the previously approved reference product.

FDA Regulation of Companion Diagnostics

As part of our clinical development plans, we are exploring the use of companion diagnostics to identify patients most likely to respond to our product candidates. Companion diagnostics are classified as medical devices under the Federal Food, Drug, and Cosmetic Act in the United States. In the United States, the FDA regulates the medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, reporting, recordkeeping, advertising and promotion, export and import, sales and distribution, and post-market surveillance of medical devices. Unless an exemption applies, companion diagnostics require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA. According to a 2011 draft guidance issued by FDA officials, companion diagnostics ordinarily will be considered to be high risk and, therefore, will require PMA approval before they are marketed. Some companion diagnostics, however, could potentially be cleared through 510(k) clearance.

To obtain 510(k) clearance, a manufacturer must submit a pre-market notification demonstrating that the proposed device is “substantially equivalent” to a “predicate device,” which is a previously 510(k) cleared Class I or Class II device, a pre-amendment Class III device for which the FDA has not yet called for PMA applications or a device that was in commercial distribution before May 28, 1976. To demonstrate substantial equivalence, the applicant must show that the device has the same intended use and the same technological characteristics as the predicate, or if the device has different technological characteristics than the predicate, the device does not raise new questions of safety and effectiveness, and is at least as safe and effective as the predicate. The FDA’s 510(k) clearance pathway usually takes from four to twelve months, but it can last longer. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval.

A product not eligible for 510(k) clearance must follow the PMA pathway, which requires proof that there is a reasonable assurance of a device’s safety and efficacy to the FDA’s satisfaction.

The PMA process is costly, lengthy and uncertain. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For companion diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application, and where practical, will identify what is necessary to make the PMA. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

The 2011 draft guidance issued by the FDA, if finalized, would address issues critical to developing companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. According to the draft guidance, if safe and effective use of a therapeutic product depends on a diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. The FDA has yet to issue further guidance, and it is unclear whether it will do so, or what the scope would be.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain PMA simultaneously with approval of the drug. Based on the draft guidance, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require PMA of one or more companion diagnostics to identify patient populations suitable for our product candidates. The review of these companion diagnostics in conjunction with the review of our product candidates involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

Coverage and Reimbursement

In both domestic and foreign markets, sales of any products for which we may receive regulatory approval will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs, such as Medicare and Medicaid, private health insurers and managed care providers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is granted, the reimbursement rates paid for covered products might not be adequate. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. The marketability of any products for which we may receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide coverage and adequate reimbursement to allow us to sell such products on a competitive and profitable basis. For example, under these circumstances, physicians may limit how much or under what circumstances they will prescribe or administer, and patients may decline to purchase, such products. This, in turn, could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

The market for any product candidates for which we may receive regulatory approval will depend significantly on the degree to which these products are listed on third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included on such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidates will be considered cost-effective. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results.

Anti-Kickback and False Claims Laws

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales and marketing practices and scientific/educational grant programs or other financial relationships with health care providers must comply with fraud and abuse laws, the federal Anti-Kickback Statute, the federal False Claims Act, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

As noted above, in the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, and other state and federal laws and regulations. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) or a health care provider, to knowingly and willfully solicit, receive, offer, or pay any remuneration that is in return for or intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. In addition, many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the limited availability of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with physicians might be challenged under anti-kickback laws, which could harm our business.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, to federal programs (including Medicare and Medicaid) claims for payment for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, and claims for medically unnecessary items or services, among other things. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their marketing of drugs for unapproved, and thus non-reimbursable, uses. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, regardless of the payor.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant criminal and civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

There are also a number of state transparency laws that require manufacturers to make reports to states on pricing information and marketing practices and payments. Many of these laws contain ambiguities as to what is required to comply with the laws. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. In addition, as discussed below, beginning in 2013, a similar federal requirement will require manufacturers to track and report to the federal government certain payments and other transfers of value made to physicians (defined to include doctors of medicine and osteopathy, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals made in the previous calendar year. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Patient Protection and Affordable Care Act

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, even if they are approved for sale. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to the pharmaceutical industry are the following:

•	The Affordable Care Act increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, from 15.1% to 23.1% and from 11% to 13% of the average manufacturer price, or AMP, for most branded and generic drugs and biologic agents, respectively. The Affordable Care Act also added a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products and potentially impacted manufacturers’ Medicaid Drug Rebate liability by modifying the statutory definition of AMP. PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, to be phased-in by 2014.

•	Effective in 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted pricing through the 340B drug pricing program. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•	Effective in 2011, the Affordable Care Act imposed a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”) as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

•	Effective in 2011, the Affordable Care Act imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•	The Affordable Care Act expanded healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, and added new government investigative powers, and enhanced penalties for noncompliance.

•	Effective in 2013, the Affordable Care Act will require pharmaceutical manufacturers to track and report annually certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or other transfers of value” made or distributed to such entities, and it will require applicable manufacturers and applicable group purchasing organizations to report annually any ownership and investment interests held by physicians and certain other healthcare providers and their immediate family members, with data collection to be required beginning August 1, 2013, and reporting to Centers for Medicare and Medicaid Services, or CMS, to be required by March 31, 2014, and by the 90th day of each subsequent calendar year.

•	The Affordable Care Act added a new requirement to annually report drug samples that manufacturers and distributors provide to physicians beginning in 2012.

•	As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•	The Affordable Care Act created the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•	The Affordable Care Act established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation as of fiscal year 2010.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that the Affordable Care Act and this subsequent legislation will result in additional downward pressure on coverage and the price that we receive for any approved product. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could materially affect our business, financial condition, and results of operations.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Corporate Information and Employees

Our principal corporate offices are located at Two Corporate Drive, South San Francisco, California 94080 and our telephone number is (415) 365-5600. We were incorporated in December 2001 in Delaware and completed our initial public offering, or IPO, in September 2013. As of December 31, 2013, we had 105 full-time employees and 1 part-time employee. Of these employees, 84 were primarily engaged in research and development activities and 39 have an M.D. or a Ph.D. degree.

Available Information

Our website address is www.fiveprime.com. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors.

This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K as well as our other publicly available filings with the SEC.

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses in nearly every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended 2011 due to collaboration revenues from product candidates that we partnered. For the year ended December 31, 2013, we reported a net loss of $28.9 million. As of December 31, 2013, we had an accumulated deficit of $151.6 million.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into clinical trials. We believe that our existing cash and cash equivalents, including the proceeds received from our February 2014 underwritten public offering, the upfront payment we expect to receive from the March 2014 BMS immuno-oncology collaboration and proceeds from the related BMS stock purchase and the funding we expect to receive under existing collaboration agreements, will fund our projected operating requirements for at least 24 months. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development we may have adverse results requiring us to find new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

We plan to use our federal and state net operating loss, or NOL, carryforwards to offset taxable income from revenue that may be generated from future operations. However, our ability to use NOL carryforwards could be limited as a result of issuance of equity securities.

We plan to use our current year operating losses to offset taxable income that may result from any revenue generated from future operations or corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL carryforwards could be limited by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we issue. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Risks Related to Our Business and Industry

Only two of our product candidates are in clinical development. Preclinical testing of FPA144 may not lead to it advancing into clinical trials. We may not identify additional product candidates or identify or validate additional drug targets. If we do not successfully complete preclinical testing of FPA144, identify additional product candidates or identify or validate additional drug targets or experience significant delays in doing any of the foregoing, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets. To date, we have two product candidates, FP-1039 and FPA008, in clinical development and one candidate, FPA144, in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to identify and validate new targets and identify and advance preclinical product candidates into clinical development. The outcome of target discovery and validation efforts and preclinical studies may not predict the success of clinical trials. Moreover, preclinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed in clinical development. Our inability to successfully identify and validate new targets and complete preclinical development could result in additional costs to us or impair our ability to generate product revenues or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

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

The timely completion of clinical trials largely depends on the rate of patient enrollment. Many factors affect the rate of patient enrollment, including:

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

GSK-HGS is responsible for the manufacturing of FP-1039 for GSK-HGS’s use in clinical trials. Under our license and collaboration agreement with GSK-HGS, we have the right to require GSK-HGS to manufacture and supply us with FP-1039 bulk drug substance and filled FP-1039 drug product. We have contracted with third parties for the manufacture of FPA008 bulk drug substance and drug product and labeling and distribution of FPA008 drug product and placebo for our Phase 1 clinical trial of FPA008. We have not yet contracted with a third party for the manufacture of FPA144 bulk drug substance or for the filling, labeling and distribution of FPA144 drug product for clinical trials. We have identified and negotiated with several third-party manufacturers with facilities and capabilities necessary to manufacture FPA144 bulk drug substance.

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

If FP-1039, our lead product candidate, were approved for the treatment of squamous non-small cell lung cancer, it could face competition from currently approved and marketed products, including carboplatin, cisplatin, paclitaxel, docetaxel, gemcitabine and Tarceva® (erlotinib). Further competition could arise from products currently in development, including several small molecules that act in the same pathway as FP-1039, including Novartis AG’s BGJ-398, AstraZeneca plc’s AZD-4547, Eli Lilly and Company’s LY-2874455, ArQule Inc.’s ARQ-087, Clovis Oncology/Les Laboratoires Servier/EOS S.p.A.’s lucitanib and Janssen Pharmaceuticals, Inc.’s JNJ-42756493. Some of these programs have been advanced further in clinical development than FP-1039 and could receive approval before FP-1039 is approved, if it is approved at all.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physician or other healthcare provider or entity with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We must attract and retain highly skilled employees in order to succeed.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense, and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our computer and other systems, or those of our partners, third-party clinical research organizations or other service providers, may fail or be interrupted, including due to fire, earthquake or other natural disasters, hardware, software, telecommunication or electrical failures or terrorism, or suffer security breaches, including due to computer viruses or unauthorized access, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research, pre-clinical or clinical data important to our discovery, research or development programs, interrupt the conduct of ongoing experiments or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our protein libraries, most of which we maintain at our headquarters. We maintain one copy of each of our protein libraries offsite in Central California. If both facilities were impacted by the same event, we could lose all our protein libraries, which would have a material adverse effect on our ability to perform our obligations under our discovery collaborations and discover new targets.

Risks Related to Our Dependence on Third Parties

We currently depend significantly on GlaxoSmithKline, or GSK, for the development and commercialization of our most advanced product candidate, FP-1039, and GSK’s failure to timely develop and/or commercialize FP-1039 would result in a material adverse effect on our business and operating results.

We granted Human Genome Sciences, Inc., which was acquired by GSK, an exclusive license to develop, subject to certain rights retained by us, and commercialize FP-1039 for all companion diagnostic, therapeutic and prophylactic uses for humans in the United States, the European Union and Canada. Our development collaboration with GSK on FP-1039 may not be scientifically, medically or commercially successful due to a number of important factors, including the following:

•	FP-1039 may fail to demonstrate sufficient safety or efficacy in clinical trials to support regulatory approval;

•	GSK may be unable to successfully develop, test and obtain regulatory approval for a companion diagnostic;

•	GSK may be unable to manufacture sufficient quantities of FP-1039 in a cost-effective manner;

•	GSK may be unable to obtain regulatory approval to commercialize FP-1039 even if clinical and preclinical testing is successful;

•	GSK may not be successful in obtaining sufficient reimbursement for FP-1039;

•	the prevalence of the target population we may observe in clinical trials may be lower than what is reported in the literature, which would result in slower enrollment and a smaller potential commercial patient population than what we currently estimate for FP-1039; and

•	existing or future products or technologies developed by competitors may be safer, more effective or more conveniently delivered than FP-1039.

In addition, we could be adversely affected by:

•	GSK’s failure to timely perform its obligations under our collaboration agreement;

•	GSK’s failure to timely or fully develop or effectively commercialize FP-1039; and

•	a material contractual dispute between us and GSK.

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

Since 2006, we have entered into seven discovery collaborations with Boehringer Ingelheim GmbH, or Boehringer, Centocor Research and Development Inc., or Centocor, GSK US, GSK UK, Pfizer Inc., or Pfizer, UCB and BMS, under which we have developed and conducted cell-based and in vivo screens using our protein discovery platform. These discovery collaborations have provided us with approximately $106.9 million in non-equity funding through December 31, 2013, and allowed us to be less reliant on equity financing during this period. We currently have ongoing discovery collaborations with GSK US, GSK UK, UCB and BMS. As of December 31, 2013, we were eligible to receive up to an additional $12.3 million of research funding and technology access fees through 2016 under the GSK and UCB discovery collaborations. While we expect we will receive all of this funding and these fees, if GSK US, GSK UK or UCB terminates any of our discovery collaborations, we may not receive all or any of this $12.3 million, which would adversely affect our business or financial condition. The research obligations under each of our discovery collaborations with Boehringer, Centocor and Pfizer have ended. We have no ongoing performance obligations and do not expect to receive any significant additional payments under these discovery collaborations.

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

We rely on third parties to conduct our clinical trials. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines, could substantially harm our business because we may not obtain regulatory approval for or commercialize our product candidates in a timely manner or at all.

We rely on third-party CROs to monitor and manage data for our clinical programs. We rely on these parties for execution of our clinical trials and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current Good Clinical Practices, or GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, we must conduct our clinical trials with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be adversely affected.

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

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain the patents covering technology that we license from or license to third parties and may have to rely on our licensors, licensees or collaborators. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

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

The requirements for patentability may differ in certain countries, particularly developing countries. For example, unlike other countries, China has a heightened requirement for patentability and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval of a drug and its patent status. Furthermore, generic or biosimilar drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ or collaborators’ patents, requiring us or our licensors or collaborators to engage in complex, lengthy and costly litigation or other proceedings. Generic or biosimilar drug manufacturers may develop, seek approval for, and launch biosimilar versions of our products. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors or collaborators may have limited remedies if patents are infringed or if we or our licensors or collaborators are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our and our licensors’ or collaborators’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming, and inherently uncertain. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the U.S. Patent and Trademark Office, or USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future.

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

Risks Related to the Ownership of Our Common Stock

The market price of our stock may be volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $22.99, through March 19, 2014. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

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

In addition, the stock market in general, and The NASDAQ Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

As of March 19, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 27.2% of our common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenues are $1 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.” For example, we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the Securities and Exchange Commission, or SEC, which may make it more difficult for investors and securities analysts to evaluate us. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

We are incurring increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and The NASDAQ Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Certain of our existing stockholders are subject to lock-up agreements with the underwriters of our 2014 follow-on offering that restrict the stockholders’ ability to transfer shares of our common stock during the lock-up period. Subject to limitations, at the close of trading on May 7, 2014, approximately 6,774,130 shares, which are currently subject to lock-up agreements, will become eligible for sale.

Some of the holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the lock-up arrangements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would benefit our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult or costly for a third party to acquire us, even if doing so would benefit our stockholders, and could make it more difficult to remove our current management. These provisions include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principle executive office is currently located in South San Francisco, California, and consists of approximately 69,500 square feet of leased office and laboratory space under a lease that expires on December 31, 2017. We believe that our existing facilities are sufficient for our current needs.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was traded on The NASDAQ Global Market under the symbol “FPRX” from our IPO on September 18, 2013 until January 2, 2014 when it began trading on The NASDAQ Global Select Market. Prior to our IPO, there was no public market for our common stock. The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated as reported by The NASDAQ Global Market.

Year Ended December 31, 2013	High	Low
Third Quarter (beginning September 18, 2013)	16.00	12.80
Fourth Quarter	17.75	8.02

As of March 19, 2014, we had 21,357,363 shares of common stock outstanding held by approximately 170 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since September 18, 2013, which is the date our common stock first began trading on the NASDAQ Global Market, to two indices: the NASDAQ Composite Index and the Russell 2000 Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	September 18, 2013	September 30, 2013	December 31, 2013
Five Prime (FPRX)	$100.00	$100.15	$128.36
NASDAQ Composite Index (IXIC)	$100.00	$99.68	$110.39
Russell 2000 Biotechnology (RGUSHSBT)	$100.00	$102.79	$104.58

Recent Sales of Unregistered Securities

In 2013, we issued an aggregate of 10,414 shares upon the exercise of stock options issued under our 2002 Equity Incentive Plan. The issuances of such shares were exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder as transactions pursuant to a compensatory benefit plan, as provided under Rule 701.

In September 2013, upon the closing of our IPO, a warrant issued to Harald Ekman Living Trust to purchase approximately 36,585 shares of our common stock at an exercise price of $12.30 per share automatically net exercised into 1,969 shares of common stock and a warrant to Stronghold Capital Trust to purchase approximately 44,715 shares of our common stock at an exercise price of $12.30 per share automatically net exercised into 2,407 shares of common stock. The issuances of such shares were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering.

In June 2004, pursuant to the terms of an equipment loan and security agreement, we issued a fully exercisable warrant to the lender for the purchase of 2,304 shares of Series A convertible preferred stock at an exercise price of $12.30 per share. In January 2014, the warrant was automatically net exercised upon expiration for a total of 768 shares. The issuance of these shares was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

In March 2014, in connection with entering into the immuno-oncology collaboration, Bristol-Myers Squibb Company, or BMS, purchased from us and we issued to BMS 994,352 shares of our common stock at a price per share of $21.16. The issuance of these shares was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

Initial Public Offering

Use of Proceeds

On September 23, 2013, we completed our IPO and issued 4,800,000 shares of our common stock at an initial offering price of $13.00 per share. On September 26, 2013, we sold an additional 720,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $13.00 per share. We received net proceeds from the IPO of approximately $63.8 million, after deducting underwriting discounts and commissions of approximately $5.0 million and expenses of approximately $2.9 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Jefferies LLC, BMO Capital Markets and Wells Fargo Securities, LLC acted as joint book-running managers and Guggenheim Securities, LLC acted as co-manager for the offering.

Shares of our common stock began trading on the NASDAQ Global Market on September 18, 2013. The shares were registered under the Securities Act on Registration Statements on Form S-1 (Registration Nos. 333-190194 and 333-191222).

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated September 18, 2013, filed with the SEC pursuant to Rule 424(b)(4) pursuant to the Securities Act of 1933, as amended. As of December 31, 2013, we have used approximately $3.5 million of the net offering proceeds primarily to fund pre-clinical and clinical activities for FPA008 and pre-clinical activities for FPA144.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our financial statements and the accompanying notes included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 from our audited financial statements appearing in this report. We have derived the statements of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2010, 2009 and 2008 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

(in thousands, except per share amounts)	YEARS ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Collaboration revenue	$13,791	$9,983	$64,916	$23,740	$21,864
Operating expenses:
Research and development	32,785	28,778	34,039	29,417	26,070
General and administrative	10,427	9,009	11,216	8,338	5,652

Total operating expenses	43,212	37,787	45,255	37,755	31,722

(Loss) income from operations	(29,421)	(27,804)	19,661	(14,015)	(9,858)
Interest income	62	88	114	58	304
Other income (expense), net	487	121	(65)	491	(235)

(Loss) income before benefit from income taxes	(28,872)	(27,595)	19,710	(13,466)	(9,789)
Benefit from income taxes	—	—	—	5	40

Net (loss) income	$(28,872)	$(27,595)	$19,710	$(13,461)	$(9,749)

Net income attributable to participating securities	—	—	18,823	—	—

Net (loss) income attributable to common stockholders	$(28,872)	$(27,595)	$887	$(13,461)	$(9,749)

Basic net (loss) income per share attributable to common stockholders (1)	$(5.23)	$(23.05)	$0.77	$(12.22)	$(9.15)

Diluted net (loss) income per share attributable to common stockholders (1)	$(5.23)	$(23.05)	$0.72	$(12.22)	$(9.15)

Weighted average shares of common stock outstanding used in computing basic net (loss) income per share (1)	5,523	1,197	1,152	1,102	1,066

Weighted average shares of common stock outstanding used in computing diluted net (loss) income per share (1)	5,523	1,197	1,904	1,102	1,066

(1)	See Note 1 to our financial statements for an explanation of the method used to calculate basic and diluted net (loss) income per share of common stock and the weighted average number of shares used in computation of the per share amounts.

(in thousands)	AS OF DECEMBER 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$75,722	$38,015	$50,743	$29,282	$35,853
Working capital	63,835	26,017	39,950	17,990	24,920
Total assets	81,791	44,091	58,579	36,622	39,941
Preferred stock warrant liability	—	563	682	622	666
Convertible preferred stock	—	136,282	129,463	129,463	125,004
Total stockholders’ equity (deficit)	58,026	(115,878)	(90,106)	(112,792)	(100,505)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements and Industry Data” and “Risk Factors.”

Overview

We are a clinical-stage biotechnology company focused on discovering and developing novel protein therapeutics. Protein therapeutics are antibodies or drugs developed from extracellular proteins or protein fragments that block disease processes, including cancer and inflammatory diseases. We have developed a library of more than 5,700 human extracellular proteins, which we believe represent substantially all of the body’s medically important targets for protein therapeutics. We screen this comprehensive library with our proprietary high-throughput protein screening technologies to identify new targets for protein therapeutics. This platform has allowed us to develop a pipeline of novel product candidates for cancer and inflammatory diseases and to generate over $223 million under our collaboration arrangements through December 31, 2013.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended 2011 due to collaboration revenues from product candidates under collaboration agreements with third parties. For the year ended December 31, 2013, we reported a net loss of $28.9 million. As of December 31, 2013, we had an accumulated deficit of $151.6 million.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of collaboration revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time we make such estimates. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 1 to our financial statements included elsewhere in this report.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments are as follows:

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; transfer of technology has been completed or services have been rendered; our price to the customer is fixed or determinable and collectability is reasonably assured.

The terms of our collaborative research and development agreements include nonrefundable upfront and license fees, research funding, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

Multiple-Element Revenue Arrangements. Our collaborations primarily represent multiple-element revenue arrangements. To account for these transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separable for accounting purposes. We consider delivered items to be separable if the delivered item(s) have stand-alone value to the customer. If the delivered items are separable, we allocate arrangement consideration to the various elements based on each element’s relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. We determine the estimated selling price for deliverables within each arrangement using vendor-specific objective evidence, or VSOE, of selling price, if available, or third party evidence of selling price if VSOE is not available, or our best estimate of selling price, if neither VSOE nor third party evidence is available. Determining the best estimate of selling price for a deliverable requires significant judgment. We use our best estimate of selling price to estimate the selling price for licenses to our proprietary technology, since we do not have VSOE or third party evidence of selling price for these deliverables. We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element. Our multiple-element revenue arrangements generally include the following:

•	Exclusive Licenses. The deliverables under our collaboration agreements generally include exclusive licenses to discover, develop, manufacture and commercialize compounds with respect to one or more specified targets. To account for this element of the arrangement, we evaluate whether the exclusive license has standalone value apart from the undelivered elements to the collaboration partner based on the consideration of the relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and other market participants. We recognize arrangement consideration allocated to licenses upon delivery of the license, if facts and circumstances indicate that the license has standalone value apart from the undelivered elements, which generally include research and development services. If facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements, we recognize the revenue as a combined unit of accounting.

We have determined that some of our exclusive licenses lack standalone value apart from the related research and development services. In those circumstances we recognize collaboration revenue from non-refundable exclusive license fees in the same manner as the undelivered item(s), which is generally the period over which we provide the research and development services.

•	Research and Development Services. The deliverables under our collaboration and license agreements generally include deliverables related to research and development services we perform on behalf of the collaboration partner. As the provision of research and development services is a part of our central operations and we are principally responsible for the performance of these services under the agreements, we recognize revenue on a gross basis for research and development services as we perform those services. Additionally, we recognize research funding related to collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms.

Milestone Revenue. Our collaboration and license agreements generally include contingent milestone payments related to specified research, development and regulatory milestones and sales-based milestones. Research, development and regulatory milestones are typically payable under our collaborations when our collaborator claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales-based milestones are typically payable when annual sales of covered products reach specified levels.

At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. We evaluate factors such as the scientific, regulatory, commercial and other risks that we must overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

We have elected to adopt the Financial Accounting Standards Board Accounting Standards Update 2010-17, Revenue Recognition — Milestone Method, such that we recognize any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based in whole or in part on either our performance or the occurrence of a specific outcome resulting from our performance for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved. Therefore, a milestone does not include events for which occurrence is contingent solely on the performance of a collaborative partner. To be substantive, a milestone must meet all the following criteria: the consideration receivable upon the achievement of the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value of delivered items as a result of a specific outcome resulting from our performance to achieve the milestone, the consideration relates solely to past performance, and the consideration is reasonable relative to all of the deliverables and payment terms in the arrangement.

Research and Development Expenses

Research and development expenses consist of costs we incur for our own and for sponsored and collaborative research and development activities. Expenses we incur related to collaborative research and development agreements approximate the revenue recognized under these agreements. Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations, or CROs, that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

We expense payments for the acquisition and development of technology as research and development costs if, at the time of payment: the technology is under development; is not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use.

Stock-Based Compensation

We issue stock-based compensation awards to employees in the form of stock options. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and recognize stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. Stock options we grant to employees generally vest over four years. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards, which model requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including with respect to:

•	the expected term of the stock option award, which we calculate using the simplified method in accordance with the Securities and Exchange Commission Staff Accounting Bulletin Nos. 107 and 110,

which calculates the expected term as the midpoint of the contractual term of the options and the ordinary vesting period, as we have insufficient historical information regarding our stock options to provide another basis for estimate. We expect to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term;

•	the expected volatility of the underlying common stock, which we estimate based on the average historical volatility of a peer group of comparable publicly traded life sciences and biotechnology companies over the expected term, as we do not have significant trading history for our common stock. The peer group was selected on the basis of operational and economic similarity with our business operations. We plan to continue to use the guideline peer group volatility information until historical volatility of our common stock is relevant to measure expected volatility for future option grants;

•	the assumed dividend yield, which is based on our expectation of not paying dividends for the foreseeable future; and

•	historically, the fair value of our common stock determined on the date of grant, as described below.

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Expected term (years)	5.0-6.1	5.0-6.1	5.3-6.1
Expected volatility	85%	85%	85%
Risk-free interest rate	0.8-2.0%	0.6-1.1%	1.3-2.6%
Expected dividend yield	0%	0%	0%

The amount of stock-based compensation expense we recognize during a period is based on the value of the portion of the awards that we expect to ultimately vest. We estimate forfeitures for employee grants at the time of grant, and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only represent those options that vest. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. For instance, if a revised forfeiture rate is lower than the previously estimated forfeiture rate, we make an adjustment that will result in an increase to the stock-based compensation expense recognized in our financial statements. To date, our forfeitures have been immaterial.

Options granted to individual service providers who are not employees or directors are accounted for at estimated fair value using the Black-Scholes option-pricing method and are subject to periodic remeasurement over the period during which the services are rendered.

We expect the impact of stock compensation to increase in future periods due to the potential increases in value of our common stock and additional stock option and other equity grants.

Determination of the Fair Value of Common Stock on Grant Dates. Due to the absence of an active public market for our common stock prior to our IPO in September 2013, our board of directors has periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Guide.

In conducting the valuations, our board of directors, with input from management and independent third-party valuation specialists, considered objective and subjective factors that we believed to be relevant for each valuation conducted, including our best estimate of our business condition, prospects and operating performance at each valuation date. Within the valuations performed, we used a range of factors, assumptions and methodologies. The significant factors included:

•	the rights, preferences and privileges of our preferred stock as compared to those of our common stock, including the liquidation preferences of our convertible preferred stock;

•	our results of operations, financial position and the status of research and development efforts;

•	the lack of liquidity of our common stock as a private company;

•	our stage of development and business strategy and the material risks related to our business and industry;

•	the achievement of enterprise milestones, including entering into collaboration and license agreements, and the likelihood of entering into such agreements;

•	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;

•	any external market conditions affecting the life sciences and biotechnology industry sectors;

•	the likelihood of achieving a liquidity event for the holders of our common stock and stock options, such as an initial public offering or a sale of our company, given prevailing market conditions;

•	the state of the initial public offering market for similarly situated privately held biotechnology companies;

•	general U.S. economic conditions; and

•	our most recent valuations prepared in accordance with methodologies outlined in the Practice Guide.

For the options granted subsequent to our September 2013 IPO, the exercise price of stock options will be equal to the closing market price of the underlying common stock on the grant date.

Preferred Stock Warrant Liability

We classify freestanding warrants for shares that are either putable or redeemable as liabilities on the balance sheet at fair value. Therefore, the freestanding warrants that gave the holders the right to purchase our convertible preferred stock were liabilities that we recorded at estimated fair value. At the end of each reporting period, we recorded changes in fair value during the period as a component of other income (expense), net.

We continued to adjust the liability for changes in the estimated fair value of the warrants until the earlier of the exercise or expiration of the warrants to purchase shares of convertible preferred stock or the completion of a liquidation event, including the completion of our initial public offering, at which time we reclassified the liabilities to stockholders’ deficit.

We use the Black-Scholes option pricing model and the PWERM approach to estimate the fair value of the preferred stock warrant liability. Inputs we used in the Black-Scholes option pricing model to determine estimated fair value include the estimated fair value of the underlying convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the price of the underlying convertible preferred stock. Inputs we used in the PWERM approach to determine the estimated fair value included a risk-adjusted discount rate, probability-weighted outcomes and time to liquidity.

In December 2002, pursuant to the terms of an equipment loan and security agreement, we issued a fully exercisable warrant to the lender for the purchase of 3,902 shares of Series A convertible preferred stock at an exercise price of $12.30 per share. The warrant was exercisable through December 2012, subject to certain conditions. The warrant expired unexercised in December 2012.

In June 2004, pursuant to the terms of an equipment loan and security agreement, we issued a fully exercisable warrant to the lender for the purchase of 2,304 shares of Series A convertible preferred stock at an exercise price of $12.30 per share. The warrant was automatically net exercised for a total of 768 shares on January 26, 2014.

In connection with the issuance of Series A convertible preferred stock in January and February 2005, we issued a warrant to purchase 81,300 shares of Series A convertible preferred stock at $12.30 per share to our preferred stock placement agent. During 2007, the warrant was canceled and replaced by the issuance of two warrants for 44,715 and 36,585 shares; all other terms remained unchanged. These warrants automatically exercised on a net issuance basis upon completion of our initial public offering in September 2013.

In connection with the completion of our initial public offering in September 2013, substantially all of the warrants were automatically net exercised for a total of 4,376 shares, pursuant to their terms. As a result of the net exercises, we recorded an $83,000 gain related to the change in fair value as part of other income, net on our Statement of Operations and reclassified the fair value of $57,000 to permanent equity. These warrants were remeasured using the intrinsic value of the warrant and the net settlement value based on the $13.00 per share initial public offering price. The remaining outstanding warrant to purchase Series A convertible preferred stock converted into a warrant to purchase 2,304 shares of common stock at $12.30 per share, expiring in January 2014. We remeasured the fair value of this remaining warrant through the date of the conversion to a common stock warrant and we recorded a $3,000 loss related to the change in fair value as part of other income, net on our Statements of Operations and reclassified the fair value of $6,000 to permanent equity.

The following table sets forth a summary of all outstanding warrants and the estimated fair value for each of the warrants as of December 31, 2012:

(in thousands, except per share amounts)
STOCK	EXPIRATION DATE	EXERCISE PRICE PER SHARE	SHARES AS OF DECEMBER 31, 2012	ESTIMATED FAIR VALUE AS OF DECEMBER 31, 2012
Series A convertible preferred stock(1)	January 2014	$12.30	2,304	12
Series A convertible preferred stock	Earlier of: (i) April 2015 or (ii) the closing of an initial public offering of our common stock	$12.30	81,300	551

			83,604	$563

(1)	Upon the completion of our initial public offering, the warrant to purchase Series A convertible preferred stock converted into a warrant to purchase 2,304 shares of common stock at $12.30 per share, expiring in January 2014.

As of December 31, 2012, we determined the fair value of the above warrants using the Black-Scholes valuation model with the following assumptions:

AS OF DECEMBER 31, 2012
Risk-free interest rate	0.2%–0.3%
Remaining contractual term (years)	2.1
Volatility	85.0%

The remaining issued and unexpired warrant to purchase 2,304 shares of common stock was unexercised as of December 31, 2013. The intrinsic value of the outstanding warrant as of December 31, 2013 was approximately $10,000, based on the closing price of $16.79 per share of our common stock as reported on The NASDAQ Global Market on December 31, 2013.

Financial Overview

Collaboration Revenue

We have not generated any revenue from product sales. Our revenue to date has been derived from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners, including GSK, GlaxoSmithKline LLC, or GSK US, Glaxo Group Limited, or GSK UK, GSK-HGS, Pfizer Inc., or Pfizer, and UCB Pharma S.A., or UCB.

FP-1039 License and Collaboration with GSK-HGS

In March 2011, we entered into a license and collaboration agreement with GSK-HGS, referred to as the FP-1039 license, pursuant to which we granted GSK-HGS an exclusive license to develop and commercialize FP-1039 and other FGFR1 fusion proteins in the United States, the European Union and Canada. We retain rights to develop and commercialize FP-1039 in territories outside the United States, the European Union and Canada.

We received an upfront payment of $50 million from GSK-HGS in connection with our entry into the FP-1039 license. GSK-HGS is obligated to pay us contingent payments of up to $435 million comprising aggregate development-related contingent payments of up to $70 million, aggregate regulatory-related contingent payments of up to $195 million, and aggregate commercial-related contingent payments up to $170 million. Of the development-related contingent payments, we could receive, within the next 24 months, a $5 million contingent payment upon GSK-HGS’s completion of its Phase 1b clinical trial and a $15 million contingent payment if GSK-HGS initiates a Phase 2 clinical trial. We are also eligible to receive tiered royalty payments from the low-double digits to the high-teens on net sales of FP-1039.

GSK-HGS is obligated to pay us for the costs of all FP-1039 related research and development activities we elect to undertake on behalf of GSK-HGS. GSK-HGS has paid us $3.3 million for our conduct of these activities through December 31, 2013.

GSK US Muscle Diseases Collaboration

In July 2010, we entered into a research collaboration and license agreement, referred to as the muscle diseases collaboration, with GSK US to identify potential drug targets and drug candidates to treat skeletal muscle diseases. In May 2011, we amended the muscle diseases collaboration to expand the research plan in scope and duration to include an additional cell-based screen and an in vivo screen using our Rapid In Vivo Protein Production System, or RIPPS®, technology. Under the muscle diseases collaboration, we will conduct a total of three customized cell-based screens and one in vivo screen of our protein library. The three-year research term for the original two cell-based screens ended in July 2013 and the three-year research term for the cell-based and in vivo screens will end in May 2014.

At the inception of the muscle diseases collaboration, GSK US made an upfront payment to us of $7.0 million and purchased shares of our Series A-2 convertible preferred stock for $7.5 million, of which we considered $3.0 million to be an implied premium. The implied premium was accounted for as revenue in the same manner as the upfront payment and allocated to the deliverables under the research collaboration agreement. Through December 31, 2013, we have received $9.9 million in research funding under this agreement, which ends in May 2014. As of December 31, 2013, we had deferred revenue of $1.9 million related to this agreement, which we expect to fully recognize in 2014 as we complete our obligation to provide research services.

Under the muscle diseases collaboration, GSK US has the right to evaluate proteins identified in the screens we conduct for limited periods of time and after such evaluation the right to obtain exclusive worldwide licenses to develop and commercialize products that incorporate or target selected proteins. In December 2012, GSK US selected a protein for further evaluation and triggered a $0.3 million selection fee. In September 2013, we agreed to extend the evaluation period for this protein therapeutic target by approximately eight months and GSK US paid us a $0.2 million extension fee. In October 2013, GSK US selected several other protein therapeutic targets for further evaluation and paid us a $0.3 million selection fee in December 2013. We are eligible to receive up to $124.3 million in potential option exercise fees and contingent payments with respect to each protein target that GSK US elects to obtain rights. These potential fees and payments are composed of target evaluation and selection fees of up to $1.8 million, preclinical and development-related contingent payments of up to $28.5 million, regulatory-related contingent payments of up to $40.0 million and commercial-related contingent payments of up to $54.0 million. GSK US is also obligated to pay us tiered low- to mid-single digit royalties on global net sales for each product that incorporates or targets the protein.

GSK UK Respiratory Diseases Collaboration

In April 2012, we entered into a research collaboration and license agreement, referred to as the respiratory diseases collaboration, with GSK UK to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease, or COPD, with a particular focus on identifying novel protein therapeutics and antibody targets. We plan to conduct up to six customized screens of our protein library under the respiratory diseases collaboration using both our cell-based and in vivo screening capabilities. The four-year research term will end in April 2016.

At the inception of the respiratory diseases collaboration, GSK UK made an upfront payment to us of $7.5 million and purchased from us shares of our Series A-3 convertible preferred stock for $10.0 million, of which we considered $3.1 million to be an implied premium. The implied premium was accounted for as revenue in the same manner as the upfront payment and allocated to the deliverables under the research collaboration agreement. Through December 31, 2013, we have also received $4.8 million of research funding and we are eligible to receive up to an additional $5.9 million of research funding under this agreement through the remainder of the research term, which ends in April 2016. As of December 31, 2013, we had deferred revenue of $6.8 million related to this agreement, which we expect to recognize through the second quarter of 2016 as we complete our obligation to provide research services. We expect to receive $2.0 million, $2.6 million and $1.3 million in 2014, 2015 and 2016, respectively, as we complete our obligation to provide research services.

In the course of conducting screens of our protein library under the collaboration, we expect to discover proteins that may be potential drug targets or drug candidates for treating refractory asthma or COPD. Under the collaboration agreement, GSK UK has the right to evaluate proteins identified in the screens we conduct for limited periods of time and after such evaluation has the right to obtain an exclusive worldwide license to develop and commercialize products that incorporate our selected target proteins.

Prior to the time GSK UK exercises its right to obtain an exclusive worldwide license to a protein target, we will discuss and agree on Track 1 Targets, over which GSK UK will have sole responsibility for the further development and commercialization of products that incorporate or target such protein targets, and Track 2 Targets, for which we will develop biologics that incorporate or target such protein targets through to clinical proof of mechanism in either a Phase 1 clinical trial or Phase 2 clinical trial. We will take into consideration each party’s available resources and capabilities at the time in deciding which protein targets will be Track 1 Targets or Track 2 Targets, but subject to each party’s general right to alternate in such selection and with GSK UK to have the right to first select.

We are eligible to receive up to $124.3 million in potential target evaluation and selection fees and contingent payments with respect to each Track 1 Target. These fees and payments are composed of target evaluation and selection fees of up to $1.8 million, preclinical and development-related contingent payments of up to $28.5 million, regulatory-related contingent payments of up to $40.0 million and commercial-related contingent payments of up to $54.0 million. GSK UK is also obligated to pay us tiered low- to mid-single digit royalties on global net sales for each product that incorporates or targets the Track 1 Target.

We are eligible to receive up to $193.8 million in potential target evaluation and selection fees and contingent payments with respect to each Track 2 Target. These fees and payments are composed of target evaluation and selection fees of up to $1.8 million, a clinical proof of mechanism option exercise fee of up to $23.0 million, preclinical and development-related contingent payments of up to $36.5 million, regulatory-related contingent payments of up to $53.0 million and commercial-related contingent payments of up to $79.5 million. GSK UK is also obligated to pay us tiered high-single to low-double digit royalties on global net sales for each product that incorporates or targets the Track 2 Target.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, referred to as the fibrosis and CNS collaboration, with UCB to identify innovative biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders. We plan to conduct up to five customized cell-based and in vivo screens of our protein library under the fibrosis and CNS collaboration. We currently expect to complete our initial research activities under the fibrosis and CNS collaboration by March 2016. Upon the completion of those research activities, UCB has up to a two-year evaluation period during which we may be obligated to perform additional services at the request of UCB.

At the inception of the fibrosis and CNS collaboration, UCB made payments to us of $8.2 million. We are eligible to receive up to an additional $6.4 million of technology access fees and research funding under the fibrosis and CNS collaboration from March 2014 through January 2016. In addition, we may be eligible to receive up to $1.3 million if UCB elects to have us conduct a third fibrosis screen. As of December 31, 2013, we had deferred revenue of $6.2 million related to this agreement, of which we expect to recognize $2.4 million in 2014, $1.2 million in 2015, and $1.2 million in 2016. We expect to receive research payments of $3.0 million and $3.2 million in 2014 and 2015, respectively.

We are eligible to receive up to $92.2 million in potential evaluation and selection fees and contingent payments with respect to each protein target for which UCB elects to obtain an exclusive license, comprising aggregate target evaluation and selection fees of up to $0.4 million, preclinical and development-related contingent payments of up to $11.8 million, regulatory-related contingent payments of up to $20.0 million and commercial-related contingent payments of up to $60.0 million. UCB is also obligated to pay us tiered low- to mid-single digit royalties on global net sales for each product that incorporates or targets the protein.

Summary Revenue by Collaboration Partner

The following is a comparison of collaboration revenue for the years ended December 31, 2013, 2012 and 2011:

	YEARS ENDED DECEMBER 31,
(in millions)	2013	2012	2011
R&D Funding
Glaxo Group Limited	$2.9	$1.3	$—
GlaxoSmithKline LLC	2.8	3.3	2.5
Human Genome Sciences, Inc.	0.1	0.9	2.4
Pfizer, Inc.	—	—	3.8
UCB Pharma S.A.	0.2	—	—
Other	0.2	0.1	0.1
Ratable Revenue Recognition
Glaxo Group Limited	2.6	1.9	—
GlaxoSmithKline LLC	2.5	2.4	2.7
Human Genome Sciences, Inc.	—	—	50.0
Pfizer, Inc.	—	—	3.4
UCB Pharma S.A.	2.0	—	—
Milestone and Contingent Payments
GlaxoSmithKline LLC	0.5	0.1	—

Total	$13.8	$10.0	$64.9

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations or any new collaborations we may enter into.

Research and Development

Research and development expenses consist of costs we incur in performing internal and collaborative research and development activities. Expenses incurred related to collaborative research and development agreements and approximate the revenue recognized under these agreements. Research and development costs consist of salaries and benefits, including associated stock-based compensation, lab supplies, and facility costs, as well as fees paid to other entities that conduct certain research and development activities, including manufacturing, on our behalf.

We are conducting research and development activities on several oncology and inflammatory disease targets.

We have a research and development team that designs, manages and evaluates the results of all of our research and development activities. We conduct nearly all of the core target discovery and early research and preclinical activities internally and rely on third parties, such as CROs, and clinical manufacturing organizations, or CMOs, for the execution of certain of our research and development activities, such as toxicology studies and drug substance and drug product manufacturing and the conduct of clinical trials. We account for research and development costs on a program-by-program basis. Costs associated with the early phases of research and discovery are often related to improving our discovery platform and are not necessarily allocable to a specific target. We assign costs for such activities to a distinct non-program related project code. We allocate research management, overhead, common usage laboratory supplies, and facility costs on a fulltime equivalent basis.

The following is a comparison of research and development expenses for the years ended December 31, 2013, 2012 and 2011:

	YEARS ENDED DECEMBER 31,
(in millions)	2013	2012	2011
Product programs:
FP-1039	$0.9	$1.0	$4.3
FPA008	9.0	4.5	4.5
FPA144	5.3	4.8	3.0
Early preclinical programs, collectively	2.9	8.3	8.1

Subtotal pipeline	18.1	18.6	19.9
Product and discovery collaborations	10.3	7.0	7.5
Early research and discovery	4.4	3.2	6.6

Total research and development expenses	$32.8	$28.8	$34.0

We expect our research and development expenses to increase as we:

•	Expand the scope of our cancer immunotherapy research and pre-clinical development activities for both our internal programs as well as under our BMS immuno-oncology collaboration; and

•	Advance our development programs further, in particular as we increase the number and size of our clinical trials.

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

FP-1039, our most-advanced product candidate, entered Phase 1b clinical development in July 2013, FPA008 entered Phase 1 clinical development in October 2013 and our other product candidates are in preclinical development; therefore the successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the outcome of research, nonclinical and clinical activities, as well as ongoing assessment as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional product collaborations in the future in order to complete the development and commercialization of our drug candidates.

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including associated stock-based compensation, related to our executive, finance, legal, business development, human resource and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property-related legal services.

We expect that our general and administrative expenses will increase for the foreseeable future as we incur additional costs associated with being a publicly traded company, including legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses. Also, we expect our intellectual property related legal expenses, including those related to preparing, filing, prosecuting and maintaining patent applications, to increase as our intellectual property portfolio expands.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents, and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of the revaluation of the preferred stock warrant liability and the gain or loss on the disposal of property and equipment, if any. Upon the completion of our initial public offering, the preferred stock warrant liability was reclassified to additional paid-in capital and we no longer record any related periodic fair value adjustment.

Results of Operations

Comparison for the Years Ended December 31, 2013 and 2012

	YEARS ENDED DECEMBER 31,
(in millions)	2013	2012
Collaboration revenue	$13.8	$10.0
Operating expenses:
Research and development	32.8	28.8
General and administrative	10.4	9.0

Total operating expenses	43.2	37.8
Interest income	0.1	0.1
Other income, net	0.4	0.1

Net loss	$(28.9)	$(27.6)

Collaboration Revenue

Collaboration revenue increased by $3.8 million, or 38.0%, to $13.8 million in 2013 from $10.0 in 2012. This increase was primarily due to the $2.3 million increase in revenue recognized under our respiratory diseases collaboration with GSK UK entered into in April 2012, and the recognition of $2.2 million of revenue under our fibrosis and CNS collaboration with UCB entered into in March 2013, offset by a reduction in reimbursed clinical costs of $0.8 million for research and development we completed in 2012 under our FP-1039 license and collaboration agreement with GSK.

Research and Development

Our research and development expenses increased by $4.0 million, or 13.9%, to $32.8 million in 2013 from $28.8 million in 2012. This increase was primarily due to an increase of $4.5 million related to our FPA008 program primarily for clinical trial costs and the manufacture of drug substance and drug product for our Phase 1 clinical trial, a $0.5 million increase related to advancing our FPA144 program, and a $3.3 million increase in discovery collaboration costs due to entering into the fibrosis and CNS collaboration in March 2013 and the respiratory diseases collaboration in April 2012, offset by a $4.2 million decrease in early preclinical program expenses due to a reduction in the number of programs we were actively pursuing.

General and Administrative

Our general and administrative expenses increased by $1.4 million, or 15.6%, to $10.4 million in 2013 from $9.0 million in 2012, primarily due to $0.7 million for activities related to preparing to become a public company, a $0.2 million increase in stock-based compensation charge resulting from modification accounting in 2013, and a $0.1 million increase in intellectual property legal fees.

Other Income, Net

Other income, net, increased to $0.4 million in 2013 from $0.1 million in 2012. This increase primarily reflects the decrease in estimated fair value of the preferred stock warrant liability and remeasurement through the date of the closing of our initial public offering.

Comparison of the Years Ended December 31, 2012 and 2011

	YEARS ENDED DECEMBER 31,
(in millions)	2012	2011
Collaboration revenue	$10.0	$64.9
Operating expenses:
Research and development	28.8	34.0
General and administrative	9.0	11.2

Total operating expenses	37.8	45.2
Interest income	0.1	0.1
Other (expense) income, net	0.1	(0.1)

Net income (loss) before income taxes	(27.6)	19.7
Income tax expense	—	—

Net income (loss)	$(27.6)	$19.7

Collaboration Revenue

Collaboration revenue decreased by $54.9 million, or 84.6%, to $10.0 million in 2012 from $64.9 million in 2011. This decrease was primarily due to the recognition as revenue of the $50.0 million upfront payment in

2011 in connection with our FP-1039 license with GSK-HGS to develop our FP-1039 product candidate as well as a $7.2 million reduction of revenue from our Pfizer discovery research collaboration, which ended in May 2011. This was partially offset by the recognition of $3.2 million of revenue for a technology access fee and research services under our respiratory diseases collaboration with GSK UK entered into in April 2012.

Research and Development

Total research and development expenses decreased by $5.2 million, or 15.3%, to $28.8 million in 2012 from $34.0 million in 2011. This decrease was primarily due to the FP-1039 Phase 1 clinical trial activities nearing completion in 2011 and entering into the FP-1039 license with GSK-HGS to further develop FP-1039, for which GSK is now responsible for development and related costs, and a reduction in early research efforts.

Research and development expenses related to FPA144 increased by $1.8 million, or 60.0%, to $4.8 million in 2012 from $3.0 million in 2011. Expenses in 2011 related primarily to an exclusive license from Galaxy Biotech, LLC, or Galaxy, related to the development, manufacturing and commercialization of a monoclonal antibody while expenses in 2012 related primarily to preclinical studies.

Research and development expenses related to research collaborations decreased by $0.5 million, or 6.7%, to $7.0 million in 2012 from $7.5 million in 2011. The decrease was due to the completion of our Pfizer discovery research collaboration in May 2011, offset by the expansion of our muscle diseases collaboration with GSK US in May 2011 and our entry into the respiratory diseases collaboration with GSK UK in April 2012.

Research and development expenses related to early research and discovery programs to expand our product platform decreased by $3.4 million, or 51.5%, to $3.2 million in 2012 from $6.6 million in 2011. This decrease was due to a reduction in the number of programs we were actively pursuing.

General and Administrative

General and administrative expenses decreased by $2.2 million, or 19.6%, to $9.0 million in 2012 from $11.2 million in 2011. This decrease was primarily due to a decrease in stock-based compensation expenses resulting from amending terms of performance based options in 2011 for two employees, and amending vesting terms for a former chief executive officer in 2011.

Interest Income

Interest income decreased to $88,000 in 2012 from $114,000 in 2011 due to a decrease in our marketable securities portfolio, which resulted in lower interest income year-over-year.

Other Income (Expense), Net

Other income, net increased to income of $121,000 for 2012 from a $65,000 expense in 2011. This increase primarily reflects a decrease in the estimated fair value of the preferred stock warrant liability. A warrant to purchase 3,902 shares of Series A convertible preferred stock expired unexercised in December 2012.

Income Tax Expense

Income tax expense for the year ended December 31, 2011 consisted solely of current state tax expense, as we were able to utilize federal net operating loss carryforwards to fully offset federal taxable income for the year. Income tax expense for the year ended December 31, 2012 consisted solely of current state tax expense. For 2012 and all years prior to 2011, we incurred taxable losses and accumulated significant federal and state net operating losses as well as research and development tax credits. Our ability to use our operating loss carryforwards and tax credits to offset future taxable income may become subject to restrictions under Section 382 of the United States Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

On September 23, 2013, we completed our IPO, which resulted in the sale of 4,800,000 shares of our common stock at a price of $13.00 per share. On September 26, 2013, the underwriters of our IPO exercised their over-allotment option in full to purchase an additional 720,000 shares of common stock at a price of $13.00 per share. We received net proceeds from the initial public offering of $63.8 million after deducting underwriting discounts, offering expenses and commissions paid by us. In connection with the IPO, two outstanding preferred stock warrants net exercised and all of our outstanding convertible preferred stock automatically converted to common stock on a one-for-one ratio on September 23, 2013.

Since inception and through December 31, 2013, we have raised an aggregate of $381.1 million to fund our operations, including $66.7 million from our initial public offering, $160.2 million under our collaboration agreements, $63.5 million from the sale of convertible preferred stock to discovery collaboration partners, $89.9 million from the sale of convertible preferred stock to parties other than our discovery collaboration partners and $0.8 million from the sale of common stock. As of December 31, 2013, we had $67.6 million in cash and cash equivalents and $8.2 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasuries, and U.S. government agencies securities with maturities of 16 months or less.

On February 12, 2014, we completed an underwritten public offering of our common stock, which resulted in the sale of 3,450,000 shares, at a price of $12.50 per share, that included the full exercise of the underwriters’ option to purchase an additional 450,000 shares of common stock. We received net proceeds from the offering of $40.0 million after deducting underwriting discounts, estimated offering expenses and commissions paid by us.

On March 14, 2014, we entered into a research collaboration and license agreement, which we refer to as the immuno-oncology collaboration, with Bristol-Myers Squibb Company, or BMS, to carry out a research program to discover and further understand targets in two immune checkpoint pathways using our target discovery platform and discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the immuno-oncology collaboration agreement BMS will make an upfront payment of $20.0 million to us, which we expect to receive in April 2014. In connection with the immuno-oncology collaboration agreement, BMS purchased 994,352 shares of our common stock at a price of $21.16, for an aggregate purchase price of $21.0 million.

In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events, and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. Our rights to payment under our collaboration agreements are our only committed external source of funds.

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

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, that we can generate substantial product revenues, we expect to finance our cash needs through collaboration arrangements and, if necessary, equity or debt financings. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of December 31, 2013, the proceeds received from our February 2014 underwritten public offering of our common stock, the upfront payment we expect to receive from the March 2014 BMS immuno-oncology collaboration and proceeds from the related BMS stock purchase, and the funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements for at least 24 months, without giving effect to any potential contingent payments we may receive under our collaboration agreements or entering into any new collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2013, 2012 and 2011:

	YEARS ENDED DECEMBER 31,
(in millions)	2013	2012	2011
Net cash (used in) provided by operating activities	$(25.3)	$(18.4)	$23.3
Net cash provided by (used in) investing activities	(42.2)	18.5	(27.0)
Net cash provided by financing activities	64.3	6.9	—

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $25.3 million during the year ended December 31, 2013. The net loss of $28.9 million was offset by non-cash charges of $1.7 million for depreciation and amortization, $2.1 million for stock-based compensation expense, $0.4 million for amortization of premium on marketable securities and a $0.5 million non-cash gain for the revaluation of preferred stock warrant liabilities. The net change in operating assets and liabilities was $0.2 million.

Net cash used in operating activities was $18.4 million during the year ended December 31, 2012. The net loss of $27.6 million was offset by non-cash charges of $1.6 million for depreciation and amortization, $1.7 million for stock-based compensation expense, $0.5 million for amortization of premium on marketable securities and a $0.1 million non-cash gain for the revaluation of preferred stock warrant liabilities. The net change in operating assets and liabilities was $5.4 million.

Net cash provided by operating activities was $23.3 million during the year ended December 31, 2011. Net income of $19.7 million was increased by non-cash charges of $1.6 million for depreciation and amortization, $2.9 million for stock-based compensation expense, $0.9 million for amortization of premium on marketable securities and a $0.1 million non-cash gain for the revaluation of preferred stock warrant liabilities. The net change in operating assets and liabilities was $1.9 million.

The $6.9 million increase in net cash used in operating activities in 2013 compared to 2012 is primarily due to a $1.3 million increase in net loss and an increase in recognition of non-cash ratable revenue in 2013. The $41.7 million increase in cash used in operating activities in 2012 from 2011 was due to a $41.1 million decrease in cash received from our collaborations. In 2011, we received a $50.0 million upfront payment pursuant to the FP-1039 license with GSK-HGS. We received a $7.5 million upfront payment for the respiratory diseases collaboration with GSK UK entered into in 2012.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by or used in investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Net cash used in investing activities in 2013 increased primarily due to purchases of marketable securities with the proceeds from our IPO. Purchases of property and equipment were $0.8 million, $0.7 million and $1.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in property and equipment purchases during the years ended December 31, 2012 and 2011 consisted primarily of a reduction in laboratory equipment purchases supporting our research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2013 primarily related to the net proceeds from our IPO of $63.8 million. Additionally, we received $0.4 million from employee stock option exercises in 2013. Net cash provided by financing activities during the year ended December 31, 2012 primarily related to the sale of preferred stock. In April 2012, we sold 0.4 million shares of Series A-3 convertible preferred stock to GSK UK for proceeds of $10.0 million, of which $3.1 million was considered to be an implied premium and was allocated to the deliverables under the respiratory diseases collaboration, resulting in $6.8 million being allocated to the Series A-3 convertible preferred stock. Additionally, we received $0.1 million from employee stock option exercises in 2012. Net cash provided by financing activities of less than $0.1 million during the year ended December 31, 2011 reflects cash received from employee stock option exercises.

Contractual Obligations and Contingent Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2013:

(in millions)
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	MORE THAN 5 YEARS
Operating leases (1)	$11.3	$2.7	$5.7	$2.9	$—

Total obligations	$11.3	$2.7	$5.7	$2.9	$—

(1)	Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2012, for our facilities in South San Francisco, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

The contractual obligations table above does not include any potential future milestone payments to third parties as part of certain collaboration and in-licensing agreements, which could total up to $120.1 million, or any potential future royalty payments we may be required to make under our license agreements, including with:

•	Galaxy, under which we were granted an exclusive worldwide license for the development, manufacturing and commercialization of anti-FGFR2b antibodies; and

•	The Regents of the University of California, under which we were granted an exclusive license under certain patent rights related to our FP-1039 program.

Payments under these agreements are not included in the above contractual obligations table due to the uncertainty of the occurrence of the events requiring payment under these agreements, including our share of potential future milestone and royalty payments. These payments generally become due and payable only upon achievement of certain clinical development, regulatory or commercial milestones.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of December 31, 2013, we had cash and cash equivalents, and marketable securities of $75.7 million consisting of bank deposits, interest-bearing money market accounts, U.S. Treasuries and U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and therefore we do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning at page F-1 of this Annual Report on

Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act as we have taken advantage of the exemptions available to us through the JOBS Act.

Changes in internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors” and “Information About Our Executive Officers Who Are Not Directors,” “Corporate Governance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Corporate Governance – Committees of the Board of Directors – Audit Committee” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee” in our Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation,” “Director Compensation” and “Committees of the Board of Directors — Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Securities Authorized For Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Corporate Governance – Board of Directors Independence” and “Transactions With Related Persons” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc.
(Registrant)

Date: March 26, 2014	/s/ Lewis T. Williams
Lewis T. Williams President and Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2014	/s/ Marc L. Belsky
Marc L. Belsky Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Lewis T. Williams and Francis W. Sarena, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis T. Williams, M.D., Ph.D. Lewis T. Williams, M.D., Ph.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2014

/s/ Marc. L. Belsky Marc L. Belsky	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2014

/s/ Brian G. Atwood Brian G. Atwood	Chairman of the Board	March 26, 2014

/s/ Franklin M. Berger Franklin M. Berger	Director	March 26, 2014

/s/ Fred E. Cohen, M.D., D.Phil. Fred E. Cohen, M.D., D.Phil.	Director	March 26, 2014

/s/ R. Lee Douglas R. Lee Douglas	Director	March 26, 2014

/s/ Peder K. Jensen, M.D. Peder K. Jensen, M.D.	Director	March 26, 2014

/s/ Aron Knickerbocker Aron Knickerbocker	Director	March 26, 2014

/s/ Mark D. McDade Mark D. McDade	Director	March 26, 2014

FIVE PRIME THERAPEUTICS, INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Five Prime Therapeutics, Inc.

We have audited the accompanying balance sheets of Five Prime Therapeutics, Inc. (the “Company”) as of December 31, 2012 and 2013, and the related statements of operations, comprehensive (loss) income, convertible preferred stock and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 25, 2014

FIVE PRIME THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	DECEMBER 31
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,161	$11,391
Marketable securities	67,561	26,624
Receivable from collaborative partners	296	397
Prepaid and other current assets	1,640	689

Total current assets	77,658	39,101
Property and equipment, net	3,744	4,631
Other long-term assets	389	359

Total assets	$81,791	$44,091

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$348	$557
Accrued personnel-related expenses	2,957	2,250
Other accrued liabilities	2,056	2,216
Preferred stock warrant liability	—	563
Deferred revenue, current portion	7,913	7,498
Deferred rent, current portion	549	—

Total current liabilities	13,823	13,084
Deferred revenue, long-term portion	7,123	7,258
Deferred rent, long-term portion	2,146	2,448
Other long-term liabilities	673	897
Commitments
Series A convertible preferred stock, $0.001 par value; no shares and 85,676,349 shares authorized at December 31, 2013 and 2012, respectively; no shares and 6,878,001 shares issued and outstanding; aggregate liquidation preference of $0 and $84,600 at December 31, 2013 and 2012, respectively	—	84,600
Series A-1 convertible preferred stock, $0.001 par value; no shares and 7,006,369 shares authorized at December 31, 2013 and 2012, respectively; no shares and 569,623 shares issued and outstanding; aggregate liquidation preference of $0 and $11,000 at December 31, 2013 and 2012, respectively	—	11,000
Series A-2 convertible preferred stock, $0.001 par value; no shares and 25,828,254 shares authorized at December 31, 2013 and 2012, respectively; no shares and 2,099,842 shares issued and outstanding; aggregate liquidation preference of $0 and $47,782 at December 31, 2013 and 2012, respectively	—	33,863
Series A-3 convertible preferred stock, $0.001 par value; no shares and 4,694,836 shares authorized at December 31, 2013 and 2012, respectively; no shares and 381,693 shares issued and outstanding; aggregate liquidation preference of $0 and $10,000 at December 31, 2013 and 2012, respectively	—	6,819
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares and 193,000,000 shares authorized at December 31, 2013 and 2012, respectively; 16,842,134 and 1,225,989 shares issued and outstanding at December 31, 2013 and 2012, respectively	17	1
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	209,580	6,816
Accumulated other comprehensive income	3	7
Accumulated deficit	(151,574)	(122,702)

Total stockholders’ equity (deficit)	58,026	(115,878)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$81,791	$44,091

The accompanying notes are an integral part of these financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Operations

(In thousands except per share amounts)

	YEAR ENDED DECEMBER 31
	2013	2012	2011
Collaboration revenue, including revenues from related party of $7,150 for 2011	$13,791	$9,983	$64,916
Operating expenses:
Research and development	32,785	28,778	34,039
General and administrative	10,427	9,009	11,216

Total operating expenses	43,212	37,787	45,255
(Loss) income from operations	(29,421)	(27,804)	19,661
Interest income	62	88	114
Other income (expense), net	487	121	(65)

Net (loss) income	$(28,872)	$(27,595))	$19,710

Net income attributable to participating securities	—	—	18,823

Net (loss) income attributable to common stockholders	$(28,872)	$(27,595)	$887

Net (loss) income per share attributable to common stockholders
Basic	$(5.23)	$(23.05)	$0.77

Diluted	$(5.23)	$(23.05)	$0.72

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	5,523	1,197	1,152

Diluted	5,523	1,197	1,904

The accompanying notes are an integral part of these financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Comprehensive (Loss) Income

(In thousands)

	YEAR ENDED DECEMBER 31
	2013	2012	2011
Net (loss) income	$(28,872)	$(27,595)	$19,710
Other comprehensive income (loss):
Net unrealized (loss) gain on marketable securities	(4)	(3)	10

Comprehensive (loss) income	$(28,876)	$(27,598)	$19,720

The accompanying notes are an integral part of these financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statement of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balances at December 31, 2010	9,547,466	$129,463	1,135,629	$1	$2,024	$—	$(114,817)	$(112,792)
Stock option exercises, net	—	—	26,152	—	39	—	—	39
Stock-based compensation expense related to employee and director option grants	—	—	—	—	2,850	—	—	2,850
Nonemployee stock-based compensation expense	—	—	—	—	77	—	—	77
Other comprehensive income	—	—	—	—	—	10	—	10
Net income	—	—	—	—	—	—	19,710	19,710

Balances at December 31, 2011	9,547,466	129,463	1,161,781	1	4,990	10	(95,107)	(90,106)
Issuance of Series A3 convertible preferred stock for cash at $26.20 per share, net of issuance costs of $35 and a fair value adjustment of $3,146	381,693	6,819	—	—	—	—	—	—
Stock option exercises, net	—	—	64,208	—	105	—	—	105
Stock-based compensation expense related to employee and director option grants	—	—	—	—	1,655	—	—	1,655
Nonemployee stock-based compensation expense	—	—	—	—	66	—	—	66
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(27,595)	(27,595)

Balances at December 31, 2012	9,929,159	136,282	1,225,989	1	6,816	7	(122,702)	(115,878)
Conversion of preferred stock to common stock	(9,929,159)	(136,282)	9,929,159	10	136,272	—	—	136,282
Issuance of common stock upon initial public offering, net of issuance costs	—	—	4,800,000	5	55,139	—	—	55,144
Issuance of common stock upon exercise of overallotment by underwriters, net of issuance costs	—	—	720,000	1	8,704	—	—	8,705
Stock option exercises, net	—	—	162,610	—	440	—	—	440
Reclassification of warrant liability to additional paid-in capital upon conversion of warrant to purchase Series A convertible preferred stock to warrant to purchase common stock	—	—	—	—	6	—	—	6
Issuance of common stock upon automatic net exercise of warrant	—	—	4,376	—	57	—	—	57
Stock-based compensation expense related to employee and director option grants	—	—	—	—	2,067	—	—	2,067
Nonemployee stock-based compensation expense	—	—	—	—	79	—	—	79
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(28,872)	(28,872)

Balances at December 31, 2013	—	$—	16,842,134	$17	$209,580	$3	$(151,574)	$58,026

The accompanying notes are an integral part of these financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Cash Flows

(In thousands)

	YEAR ENDED DECEMBER 31
	2013	2012	2011
Operating activities
Net (loss) income	$(28,872)	$(27,595)	$19,710
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,694	1,643	1,631
(Gain) loss on disposal of property and equipment	—	(5)	2
Stock-based compensation expense	2,146	1,721	2,927
Amortization of premium on marketable securities	432	538	892
Revaluation of preferred stock warrant liability	(500)	(119)	60
Changes in operating assets and liabilities:
Receivable from collaborative partners	101	449	(846)
Prepaid, other current assets, and other long-term assets	(981)	372	(313)
Accounts payable	(209)	196	(729)
Accrued personnel-related expenses	707	(19)	656
Payable to collaborative partner	—	(3,000)	3,000
Deferred revenue	280	7,379	(5,188)
Deferred rent	247	457	696
Other accrued liabilities and other long-term liabilities	(375)	(414)	789

Net cash provided by (used in) operating activities	(25,330)	(18,397)	23,287
Investing activities
Purchases of marketable securities	(79,776)	(45,419)	(71,773)
Maturities of marketable securities	38,403	64,636	45,738
Purchases of property and equipment	(807)	(737)	(970)
Change in restricted cash	—	38	—

Net cash provided by (used in) investing activities	(42,180)	18,518	(27,005)
Financing activities
Proceeds from issuances of common stock	63,849	—	—
Proceeds from issuances of convertible preferred stock (net of issuance costs)	—	6,819	—
Proceeds from issuances of exercise of stock options	440	105	39
Payments under capital lease obligation	(9)	(15)	(13)

Net cash provided by financing activities	64,280	6,909	26

Net increase (decrease) in cash and cash equivalents	(3,230)	7,030	(3,692)
Cash and cash equivalents at beginning of year	11,391	4,361	8,053

Cash and cash equivalents at end of year	$8,161	$11,391	$4,361

The accompanying notes are an integral part of these financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2013

1. Organization and Summary of Significant Accounting Policies

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

Initial Public Offering

In September 2013, we completed our initial public offering of shares of our common stock, or IPO, pursuant to which we issued 5,520,000 shares of common stock, which includes shares we issued pursuant to our underwriters’ exercise of their over-allotment option, and received net proceeds of $63.8 million, after underwriting discounts, commissions and offering expenses. In addition, in connection with the completion of our IPO, all convertible preferred stock converted into common stock.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. We reclassified certain liabilities, primarily those related to unbilled receipts, from accounts payable to other accrued liabilities on the balance sheets, and made related conforming reclassifications on the statement of cash flows.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at fair value.

Marketable Securities

All marketable securities have been classified as “available for sale” and are carried at fair value, based upon quoted market prices. We consider our available-for-sale portfolio as available for use in current operations. Accordingly, we may classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income and reported as a separate component of stockholders’ deficit until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. The amortized cost of securities is adjusted for amortization of premiums and

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

accretion of discounts to maturity. Interest on short-term investments is included in interest income. In accordance with our investment policy, management invests to diversify credit risk and only invests in debt securities with high credit quality, including U.S. government securities, and does not invest in mortgage-backed securities or mortgage loans.

We periodically evaluate whether declines in the fair value of our investments below their cost are other than temporary. The evaluation includes consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities, and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. If we determine that the decline in fair value of an investment is below its accounting basis and this decline is other than temporary, we would reduce the carrying value of the security we hold and record a loss for the amount of such decline. We have not recorded any realized losses or declines in value judged to be other than temporary on our investments in debt securities.

Restricted Cash

We had a certificate of deposit that served as collateral under a revolving credit agreement. Amounts related to the certificate of deposit were reported as short-term restricted cash and totaled $38,000 at December 31, 2011. In March 2012, we terminated this revolving credit agreement, and the certificate of deposit was refunded to us in 2012.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. Cash and cash equivalents and marketable securities are invested through banks and other financial institutions in the United States. Such deposits in the United States may be in excess of insured limits.

Fair Value of Financial Instruments

We determine the fair value of financial and nonfinancial assets and liabilities using the fair value hierarchy, which describes three levels of inputs that may be used to measure fair value, as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities;

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For our marketable securities, we review trading activity and pricing as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 1 securities consist of highly liquid money market funds and U.S. Treasury securities. The fair value of Level 1 assets has been determined using quoted prices in active markets for identical assets. Level 2 securities consist of U.S. government agency securities and were measured at fair value using Level 2 inputs. We review trading activity and pricing for these investments as of each measurement date. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets, were derived from

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

observable market data, or, if not directly observable, were derived from or corroborated by other observable market data. There were no transfers between Level 1 and Level 2 securities in the periods presented.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of December 31, 2012, our Level 3 liability consisted of a preferred stock warrant liability that we measured at estimated fair value. Prior to our IPO in September 2013, we had outstanding warrants which were classified as a liability and remeasured to fair value each reporting period. We measured the estimated fair value of the preferred stock warrant liability using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the price of the underlying stock. In connection with the completion of the Company’s IPO in September 2013, substantially all of the warrants were automatically net exercised for a total of 4,376 shares, pursuant to the terms of the warrants. As a result of the net exercises, we recorded an $83,000 gain related to the change in fair value as part of other income, net on our statement of operations and reclassified the fair value of $57,000 to permanent equity. These warrants were remeasured using the intrinsic value of the warrant and the net settlement value based on the $13.00 per share IPO price. The remaining outstanding warrant to purchase Series A convertible preferred stock converted into a warrant to purchase 2,304 shares of common stock at $12.30 per share. We remeasured the fair value of these remaining warrants through the date of the conversion to a common stock warrant and we recorded a $3,000 loss related to the change in fair value as part of other income, net on our statement of operations and reclassified the fair value of $6,000 to permanent equity. The common stock warrant was automatically net exercised for a total of 768 shares on January 26, 2014. The Level 3 liability that is measured at estimated fair value on a recurring basis consists of the preferred stock warrant liability. The estimated fair value of the outstanding preferred stock warrant liability is measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the price of the underlying stock.

The following table summarizes, for assets and the liability recorded at fair value, the respective fair value and the classification by level of input within the fair value hierarchy defined above (in thousands):

	DECEMBER 31, 2013
		BASIS OF FAIR VALUE MEASUREMENTS
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$6,456	$6,456	$—	$—
U.S. Treasury securities	18,852	18,852	—	—
U.S. government agency securities	48,709	—	48,709	—

Total cash equivalents and marketable securities	$74,017	$25,308	$48,709	$—

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

	DECEMBER 31, 2012
		BASIS OF FAIR VALUE MEASUREMENTS
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$6,910	$6,910	$—	$—
U.S. Treasury securities	3,577	3,577	—	—
U.S. government agency securities	23,047	—	23,047	—

Total cash equivalents and marketable securities	$33,534	$10,487	$23,047	$—

Liability
Preferred stock warrant liability	$563	$—	$—	$563

The change in the estimated fair value of the preferred stock warrant liability is summarized below (in thousands):

	YEARS ENDED DECEMBER 31
	2013	2012	2011
Balance, beginning of year	$563	$682	$622
Change in fair value recorded in other income (expense), net	(500)	(119)	60
Exercises	(57)	—	—
Conversion of preferred stock warrant to common stock warrant and reclassification to permanent equity	(6)	—	—

Balance, end of year	$—	$563	$682

The fair value of the above warrants was determined using the Black-Scholes valuation model with the following assumptions:

	DECEMBER 31
	2012	2011
Risk-free interest rate	0.2%—0.3%	0.1%—0.4%
Remaining contractual term (years)	2.1	3.0
Volatility	85.0%	85.0%

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. An impairment loss is recognized when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Through December 31, 2013, there have been no such impairment losses.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Preferred Stock Warrant Liability

Freestanding warrants for shares that are either putable or redeemable are classified as liabilities on the balance sheet at fair value. Therefore, the freestanding warrants that give the holders the right to purchase our convertible preferred stock are liabilities that are recorded at estimated fair value. At the end of each reporting period, changes in fair value during the period are recorded as a component of other income (expense), net.

We adjusted the liability for changes in the estimated fair value of the warrants until the earlier of the exercise or expiration of the warrants to purchase shares of convertible preferred stock or the completion of a liquidation event, including the completion of an initial public offering, at which time the liabilities were reclassified to stockholders’ deficit.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; transfer of technology has been completed or services have been rendered; our price to the customer is fixed or determinable and collectability is reasonably assured.

The terms of our collaborative research and development agreements include nonrefundable upfront and license fees, research funding, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

Multiple-Element Revenue Arrangements. Our collaborations primarily represent multiple-element revenue arrangements. To account for these transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separable for accounting purposes. We consider delivered items to be separable if the delivered items have stand-alone value to the customer. If the delivered items are separable, we allocate arrangement consideration to the various elements based on each element’s relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. We determine the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (VSOE) of selling price, if available, or third party evidence of selling price if VSOE is not available, or our best estimate of selling price, if neither VSOE nor third party evidence is available. Determining the best estimate of selling price for a deliverable requires significant judgment. We use our best estimate of selling price to estimate the selling price for licenses to our proprietary technology, since we do not have VSOE or third party evidence of selling price for these deliverables.

We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element. Our multiple-element revenue arrangements generally include the following:

•

Exclusive Licenses. The deliverables under our collaboration agreements generally include exclusive licenses to discover, develop, manufacture and commercialize compounds with respect to one or more specified targets. To account for this element of the arrangement, we evaluate whether the exclusive license has standalone value apart from the undelivered elements to the collaboration partner based on the consideration of the relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and other market participants. We recognize arrangement consideration allocated to licenses upon delivery of the license, if facts and circumstances indicate that the license has standalone value apart from the undelivered elements, which generally

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

include research and development services. If facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements, we recognize the revenue as a combined unit of accounting.

We have determined that some of our exclusive licenses lack standalone value apart from the related research and development services. In those circumstances we recognize collaboration revenue from non-refundable exclusive license fees in the same manner as the undelivered item(s), which is generally the period over which we provide the research and development services.

•	Research and Development Services. The deliverables under our collaboration and license agreements generally include deliverables related to research and development services we perform on behalf of the collaboration partner. As the provision of research and development services is a part of our central operations and we are principally responsible for the performance of these services under the agreements, we recognize revenue on a gross basis for research and development services as we perform those services. Additionally, we recognize research funding related to collaborative research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms.

Milestone Revenue. Our collaboration and license agreements generally include contingent payments and milestone payments related to specified research, development and regulatory milestones and sales-based milestones. Research, development and regulatory contingent payments and milestone payments are typically payable under our collaborations when our collaborator claims or selects a target, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels.

At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. We evaluate factors such as the scientific, regulatory, commercial and other risks that we must overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

We have elected to adopt the Financial Accounting Standards Board Accounting Standards Update 2010-17, Revenue Recognition—Milestone Method, such that we recognize any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based in whole or in part on either our performance or the occurrence of a specific outcome resulting from our performance for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved. Therefore, a milestone does not include events for which occurrence is contingent solely on the performance of a collaborative partner. To be substantive, a milestone must meet all the following criteria: the consideration receivable upon the achievement of the milestone is commensurate with either our performance to achieve the milestone or the enhancement of value of delivered items as a result of a specific outcome resulting from our performance to achieve the milestone, the consideration relates solely to past performance, and the consideration is reasonable relative to all of the deliverables and payment terms in the arrangement.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Research and Development Expenses

Research and development expenses consist of costs we incur for our own and for sponsored and collaborative research and development activities. Expenses we incur related to collaborative research and development agreements approximate the revenue recognized under these agreements. Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly.

We expense payments for the acquisition and development of technology as research and development costs if, at the time of payment: the technology is under development; is not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use.

Stock-Based Compensation

We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options. Stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value-based measurement of the award estimated using the Black-Scholes option-pricing model, and is recognized as expense over the requisite service period on a straight-line basis. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate prevesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We recorded stock-based compensation expense for stock-based awards to employees and directors of approximately $2,067,000, $1,655,000 and $2,850,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Options granted to individual service providers who are not employees or directors are accounted for at estimated fair value using the Black-Scholes option-pricing model and are subject to periodic remeasurement over the period during which the services are rendered. Stock-based compensation expense related to options granted to individual service providers who are not employees or directors was approximately $79,000, $66,000 and $77,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided when the expected realization of the deferred tax assets does not meet the more-likely-than-not criteria. We are required to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It is our practice to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

Net (Loss) Income Per Share

We compute net (loss) income per share of common stock using the two-class method required for participating securities. We consider all series of our convertible preferred stock to be participating securities. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders.

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. In computing diluted net (loss) income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities, including stock options and warrants. Diluted net (loss) income per share attributable to common stockholders is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period. Diluted net (loss) income per share attributable to common stockholders includes any dilutive effect from outstanding stock options and warrants using the treasury stock method.

The following common stock issuable upon the conversion or exercise of dilutive securities has been excluded from the diluted net (loss) income per share attributable to common stockholders calculation because their effect would have been antidilutive for the periods presented:

(Shares in thousands)	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Convertible preferred stock	7,209	9,824	—
Options to purchase common stock	2,338	2,347	551
Warrants to purchase convertible preferred stock	61	87	88
Warrants to purchase common stock	1	—	—

	9,609	12,258	639

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

1. Organization and Summary of Significant Accounting Policies (continued)

	YEARS ENDED DECEMBER 31,
(in thousands, except per share data)	2013	2012	2011
Basic
Numerator:
Net (loss) income	$(28,872)	$(27,595)	$19,710
Net income attributable to participating securities	—	—	(18,823)

Net (loss) income attributable to common stockholders for basic net (loss) income per share	$(28,872)	$(27,595)	$887

Denominator:
Weighted-average common shares outstanding	5,523	1,197	1,152

Basic net (loss) income per common share	$(5.23)	$(23.05)	$0.77

Diluted
Numerator:
Net (loss) income attributable to common stockholders for basic net (loss) income per share	$(28,872)	$(27,595)	$887
Reallocation of net income attributable to participating securities	—	—	483

Net (loss) income attributable to common stockholders for diluted net (loss) income per share	$(28,872)	$(27,595)	$1,370

Denominator:
Weighted-average number of common shares outstanding used in computing basic net (loss) income per common share	5,523	1,197	1,152
Dilutive effect of:
Stock options	—	—	752

Weighted-average number of common shares outstanding used in computing diluted net (loss) income per common share	5,523	1,197	1,904

Diluted net (loss) income per common share	$(5.23)	$(23.05)	$0.72

2. Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities at December 31, 2013 and 2012:

(in thousands)	DECEMBER 31, 2013
	AMORTIZED COST BASIS	UNREALIZED GAINS	UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Money market funds	$6,456	$—	$—	$6,456
U.S. Treasury securities	18,848	4	—	18,852
U.S. government agency securities	48,709	3	(3)	48,709

	74,013	7	(3)	74,017
Less: cash equivalents	(6,456)	—	—	(6,456)

Total marketable securities	$67,557	$7	$(3)	$67,561

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

2. Cash Equivalents and Marketable Securities (continued)

(in thousands)	DECEMBER 31, 2012
	AMORTIZED COST BASIS	UNREALIZED GAINS	UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Money market funds	$6,910	$—	$—	$6,910
U.S. Treasury securities	3,576	1	—	3,577
U.S. government agency securities	23,041	6	—	23,047

	33,527	7	—	33,534
Less: cash equivalents	(6,910)	—	—	(6,910)

Total marketable securities	$26,617	$7	$—	$26,624

As of December 31, 2013, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Debt securities maturing:
In one year or less	$66,459	$66,461
In one to two years	7,554	7,556

Total marketable securities	$74,013	$74,017

We determined that the gross unrealized losses of $3,000 on our marketable securities as of December 31, 2013 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at December 31, 2013. There were no sales of available-for-sale securities in any of the periods presented.

3. Property and Equipment

Property and equipment consist of the following:

(in thousands)	DECEMBER 31
	2013	2012
Computer equipment and software	$1,097	$1,145
Furniture and fixtures	694	690
Laboratory equipment	9,596	9,112
Leasehold improvements	2,173	2,135

	13,560	13,082
Less: accumulated depreciation and amortization	(9,816)	(8,451)

Property and equipment, net	$3,744	$4,631

4. Preferred Stock and Common Stock Warrant

In December 2002, pursuant to the terms of an equipment loan and security agreement, we issued a fully exercisable warrant to the lender for the purchase of 3,902 shares of Series A convertible preferred stock at an exercise price of $12.30 per share. The warrant was exercisable through December 2012, subject to certain conditions. The warrant expired unexercised in December 2012.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

4. Preferred Stock and Common Stock Warrant (continued)

In June 2004, pursuant to the terms of an equipment loan and security agreement, we issued a fully exercisable warrant to the lender for the purchase of 2,304 shares of Series A convertible preferred stock at an exercise price of $12.30 per share. In connection with the completion of the Company’s IPO in September 2013, the warrant converted into a warrant to purchase 2,304 shares of common stock at $12.30 per share. We remeasured the fair value of these remaining warrants through the date of the conversion to a common stock warrant and we recorded a $3,000 loss related to the change in fair value as part of other income, net on our statement of operations and reclassified the fair value of $6,000 to permanent equity. The warrant was automatically net exercised for a total of 768 shares on January 26, 2014.

In connection with the issuance of Series A convertible preferred stock in January and February 2005, we issued a warrant to purchase 81,300 shares of Series A convertible preferred stock at $12.30 per share to our preferred stock placement agent. During 2007, the warrant was canceled and replaced by the issuance of two warrants for 44,715 and 36,585 shares; all other terms remained unchanged. In connection with the completion of the Company’s IPO in September 2013, the warrants were automatically net exercised for a total of 4,376 shares, pursuant to the terms of the warrants. As a result of the net exercises, we recorded an $83,000 gain related to the change in fair value as part of other income, net on our statement of operations and reclassified the fair value of $57,000 to permanent equity. These warrants were remeasured using the intrinsic value of the warrant and the net settlement value based on the $13.00 per share IPO price.

5. Commitments

In March 2010, we entered into office and laboratory facility lease agreements for a facility located in South San Francisco, California. These leases enable us to utilize the facility through December 31, 2017, with an option to extend the term for an additional three years. The leases require us to pay rent as well as additional amounts for operating expenses and maintenance.

The minimum annual rent under the leases is subject to increases based on stated rental adjustment terms. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Deferred rent totaled $2.7 million and $2.4 million at December 31, 2013 and 2012, respectively. In addition, the leases contain a $1.7 million incentive in the form of reimbursement or payments from the landlord for a portion of the costs of leasehold improvements we make to the facility. We made these improvements and received the benefit of the $1.7 million incentive in 2010. The assets purchased with the incentive are included in property and equipment, net in the accompanying balance sheets as of December 31, 2013 and 2012, respectively. The incentive is being recognized as a reduction of rental expense on a straight-line basis over the term of the underlying leases. The unamortized leasehold improvement incentive totaled $0.9 million and $1.1 million as of December 31, 2013 and 2012, respectively, of which $0.7 million and $0.9 million is included in other long-term liabilities in the accompanying balance sheets as of December 31, 2013 and 2012, respectively.

Rent expense for each of the years ended December 31, 2013, 2012 and 2011 was $1.9 million. The estimated future minimum commitments under these noncancelable operating leases are as follows:

(in thousands)
Year ending December 31:
2014	2,710
2015	2,794
2016	2,877
2017	2,960

Total estimated minimum payments	$11,341

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

6. Convertible Preferred Stock

In connection with the completion of the Company’s IPO in September 2013, all outstanding shares of convertible preferred stock converted into 9,929,159 shares of common stock.

7. Stockholders’ Equity (Deficit)

Stock Option Plans

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

The initial number of shares of common stock available for issuance under the 2013 Plan was 3,500,000, which includes the 1,069,985 shares of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless our Board provides otherwise, beginning on January 1, 2014 and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year.

Incentive stock options may be granted with an exercise price of not less than estimated fair value, and nonstatutory stock options may be granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of our voting stock must have an exercise price of not less than 110% of the estimated fair value of the common stock on the date of grant. For all stock options granted prior to our IPO, our Board determined the estimated fair value of our common stock. For all stock options granted after the completion of our IPO in September 2013, the fair value for our underlying common stock is determined using the closing price as reported on The NASDAQ Global Market or The NASDAQ Global Select Market, as applicable, on the date of grant. Stock options are granted with terms of up to ten years and generally vest over a period of four years.

In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 23, 2013. We have initially reserved a total of 250,000 shares of common stock for issuance under the ESPP. Unless our Board provides otherwise, beginning on January 1, 2014 and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

7. Stockholders’ Equity (Deficit) (continued)

The following table summarizes option activity under our stock plans and related information:

	OPTIONS OUTSTANDING
	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE
Balance at December 31, 2010	1,996,513	$4.06
Options granted	448,443	$8.36
Options exercised	(26,152)	$1.48
Options forfeited	(206,157)	$5.04
Options expired	(21,264)	$3.57

Balance at December 31, 2011	2,191,383	$4.92
Options granted	526,134	$5.78
Options exercised	(64,208)	$1.60
Options forfeited	(32,611)	$6.89
Options expired	(75,467)	$3.20

Balance at December 31, 2012	2,545,231	$5.17
Options granted	584,529	$7.08
Options exercised	(168,359)	$3.07
Options forfeited	(53,246)	$6.87
Options expired	(671,158)	$4.12

Balance at December 31, 2013	2,236,997	$6.09

Options exercisable	1,287,357	$5.48

As of December 31, 2013, there were 3,466,450 shares available for future issuance under the 2013 Plan.

As of December 31, 2013, options to purchase 2,182,957 shares of common stock were outstanding that are fully vested or expected to vest with a weighted-average exercise price of $6.07 per share and a weighted-average remaining contractual term of 7.3 years. As of December 31, 2013, the weighted-average remaining contractual term for options exercisable was 6.3 years. The aggregate intrinsic value of options outstanding was $23.9 million. The aggregate intrinsic value of options exercisable was $14.6 million. The aggregate intrinsic value of options expected to vest was $23.4 million. The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the closing price of common stock of $16.79 per share as of December 31, 2013.

Restricted Stock Awards

During 2013, we issued an award of 1,000 restricted shares of common stock under our 2013 Plan at a grant date fair value of $15.64. Restricted stock awards are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. This restricted stock award will fully vest and become unforfeitable in March 2014. In accordance with ASC718, the fair value of the restricted stock award was based upon the closing sales price of our common stock on the grant date.

Employee Stock Purchase Plan

Under our ESPP, employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

7. Stockholders’ Equity (Deficit) (continued)

market value of our common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. No shares were issued under the ESPP in 2013. A total of 250,000 shares of common stock have been reserved and available for issuance under the ESPP as of December 31, 2013.

The compensation expense related to the ESPP during 2013 was $42,000. As of December 31, 2013, there was $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over 4.5 months.

Stock-Based Compensation

Effective March 2011, we amended the vesting conditions for two outstanding stock options with performance-based vesting criteria (the performance-based options). The original terms of the performance-based options provided that the options to two employees would partially vest in the event we enter into a definitive agreement for a strategic alliance or partnership with an upfront payment over $50 million. As amended, the terms of the performance-based options provide that the options would partially vest in the event we enter into one or more definitive agreements for strategic alliances or partnerships within a 12-month period with aggregate upfront payments over $50 million. As a result of the amendment, 80,649 unvested shares subject to the performance-based options vested and the modification resulted in total incremental stock-based compensation expense of $0.6 million that was recorded in 2011.

In August 2011, we entered into a separation agreement with our former President and Chief Executive Officer (former CEO) pursuant to which (i) we accelerated the vesting of 50% of certain outstanding nonvested options held by the former CEO upon separation, which resulted in stock-based compensation of $0.5 million, and (ii) the post-termination exercise period for all of the former CEO’s outstanding vested options were extended upon separation from 3 months to 18 months, which resulted in additional incremental stock-based compensation of $0.5 million.

In February 2013, we amended stock options held by our former CEO to extend the post-termination exercise period for the former CEO’s outstanding vested options from 18 months to 20 months, which resulted in additional incremental stock-based compensation of $157,000 in the first quarter of 2013.

Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows:

(in thousands)	YEARS ENDED DECEMBER 31
	2013	2012	2011
Research and development	$968	$705	$668
General and administrative	1,178	1,016	2,259

Total	$2,146	$1,721	$2,927

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

7. Stockholders’ Equity (Deficit) (continued)

The fair value of each stock option was estimated using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Expected term (years)	5.0-6.1	5.0-6.1	5.3-6.1	0.5	—	—
Expected volatility	85%	85%	85%	62%	—	—
Risk-free interest rate	0.8-2.0%	0.6-1.1%	1.3-2.6%	0.1%	—	—
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	—	—

The expected term of options granted represents the period of time that options granted are expected to be outstanding and was determined by calculating the midpoint between the date of vesting and the contractual life of each option. The expected term of the ESPP rights equals to the six-month look-back period. Volatility is based on the average historical volatility of a peer group of public companies over the expected term. The peer group was selected on the basis of operational and economic similarity with our principal business operations. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve with a maturity equal to the expected term in effect at the time of grant. We have not paid, and do not anticipate paying, cash dividends on our shares of common stock; therefore, the expected dividend yield is zero.

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2013, 2012 and 2011, was $5.05, $4.06 and $6.03 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $1.1 million, $0.3 million and $0.2 million, respectively. As of December 31, 2013, there was $4.3 million of total unrecognized compensation expense related to nonvested employee and director stock options that is expected to be recognized over a weighted-average period of 2.7 years.

8. Employee Benefit Plans

We sponsor a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. Through December 2013, we have not elected to match employee contributions as permitted by the plan. We pay the administrative costs for the plan.

9. Collaborative Research and Development Agreements

Pfizer Inc.

In May 2008, we entered into a discovery research collaboration and license agreement with Pfizer Inc. (Pfizer). Under the terms of the agreement, we received an upfront technology access payment of $7.5 million in May 2008 and received a $7.5 million milestone payment in August 2008. In addition, Pfizer provided for research funding over the research program term, and we received $3.8 million of such research funding in the year ended December 31, 2011.

The $7.5 million upfront technology access payment was recorded as deferred revenue and was recognized over the three-year research period under the agreement. The $7.5 million milestone payment was determined to not represent a substantive, at-risk milestone at the time we entered into the collaboration and, therefore, was recognized over the three-year research period under the agreement.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

9. Collaborative Research and Development Agreements (continued)

In connection with the agreement, Pfizer purchased 1,538,123 shares of our Series A-2 convertible preferred stock at a price of $22.76 per share, resulting in net cash proceeds to us of $35.0 million. As a result of the purchase of shares of our Series A-2 convertible preferred stock, in May 2008, Pfizer became a related party to us. We determined that the purchase price of $22.76 per share exceeded the estimated fair value of the Series A-2 convertible preferred stock by $10.9 million and, therefore, recorded the $10.9 million as revenue over the three-year research period.

The agreement expired at the end of the research term in 2011. Total revenue recognized under this arrangement was $7.2 million for the year ended December 31, 2011.

Fast Forward LLC

In May 2010, we entered into a sponsored research agreement with Fast Forward LLC (Fast Forward), pursuant to which Fast Forward will fund the development of our preclinical-stage therapeutic candidate for treatment of multiple sclerosis. Under the agreement and subject to advancement of the therapeutic candidate, Fast Forward is obligated to pay us an aggregate amount of up to $1.0 million, of which $0.6 million was received in June 2010. Revenue will be recognized based on expenses incurred by us in the conduct of the research set forth in the agreement. Revenues attributable to research and development activities performed under the agreement were $0.1 million for each of the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013 and 2012, we had deferred revenue relating to this research agreement of $0.1 million and $0.3 million, respectively. In addition, we are obligated to make certain contingent payments to Fast Forward, dependent solely on the results of the research and development having future economic benefit. Future contingent payments to Fast Forward consist of a $0.2 million milestone payment upon the administration of a certain compound to the first patient in a Phase III trial in multiple sclerosis and double-digit royalties, up to $2.8 million in the aggregate, based on net sales after commercialization in certain jurisdictions, if any, of such compounds.

The agreement will terminate upon the expiration of the royalty terms of any products that result from the collaboration. In addition, Fast Forward may terminate this agreement for certain scientific or commercial reasons with advance written notice, and either party may terminate this agreement for the other party’s uncured material breach or bankruptcy.

GlaxoSmithKline

Muscle Disorders Discovery Collaboration

In July 2010, we entered into a research collaboration and license agreement with GlaxoSmithKline LLC (GSK US) to identify potential drug targets and drug candidates to treat skeletal muscle diseases. Under the terms of the agreement, we received an upfront technology access payment of $7.0 million in August 2010. The $7.0 million upfront technology access payment was recorded as deferred revenue and was being recognized over the initial three-year research period under the agreement. In addition, GSK US provides for research funding over the research program term.

In May 2011, we amended the agreement to expand the research plan in scope and duration to include an additional cell-based screen and an in vivo screen using our RIPPS technology. Under the amendment, GSK US agreed to provide an additional $6.3 million of research funding over a three-year research program term beginning on the date of the expansion. We received $1.5 million, $4.2 million and $3.6 million of research funding in the years ended December 31, 2013, 2012 and 2011, respectively, related to all research being performed under the GSK US collaboration. Due to this amendment, in May 2011 we revised our estimate of our

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

9. Collaborative Research and Development Agreements (continued)

substantive performance period under this collaboration to extend through the end of this additional research term and began recognizing the remaining unamortized portion of the upfront payment over this revised period into May 2014.

We are eligible to receive certain option and selection payments related to targets identified in the collaboration, payments for the achievement of certain development activities, and royalties on the sales of products related to targets GSK US selects for exclusive development, if any.

We are eligible to receive up to $1.8 million of preclinical milestone payments for each screening assay when a target is claimed or selected for further development. Substantive uncertainty exists as to whether any of these milestones will be achieved because of the numerous variables that may affect our ability to identify targets that GSK US would be interested in further evaluating or with respect to which GSK US would develop products. In accordance with ASU No. 2010-17, we concluded that these milestones under the agreement with GSK are substantive and will be accounted for under the milestone method of revenue recognition.

In accordance with ASU No. 2010-17, we determined that the remaining contingent payments under the agreement with GSK US do not constitute milestone payments and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments under the agreement with GSK US do not meet the definition of a milestone under ASU 2010-17 because the achievement of these events is solely dependent on GSK US’s performance. Any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to this arrangement. If there are no remaining performance obligations under the arrangement at the time the contingent payment is triggered, the contingent payment would be recognized as revenue in full upon the triggering event.

In connection with the agreement, GSK US purchased 329,597 shares of our Series A-2 convertible preferred stock at a price of $22.76 per share, resulting in net cash proceeds to us of $7.5 million. We determined that the purchase price of $22.76 per share exceeded the estimated fair value of the Series A-2 convertible preferred stock by $3.0 million and, therefore, recorded the $3.0 million as revenue in the same manner as the upfront technology access payment.

In December 2012, GSK US selected a protein therapeutic target for further evaluation. The related milestone payment of $0.3 million was received in 2013 and was recorded as accounts receivable as of December 31, 2012. In September 2013, we and GSK US entered into an agreement to extend the evaluation period for this protein therapeutic target by approximately eight months. In connection with the extension of the evaluation period, GSK US paid a $0.2 million extension fee. We are recognizing the $0.2 million extension fee over the eight-month extension period.

In October 2013, GSK US exercised its right to reserve for further evaluation several protein therapeutic targets for muscle diseases that we discovered in this agreement with GSK US. In connection with reserving these targets for further evaluation, GSK US paid us a selection fee of $0.3 million in 2013.

Total revenue recognized under this arrangement was $5.8 million, $5.8 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had deferred revenue relating to this collaboration agreement of $1.9 million and $5.7 million, respectively.

The agreement will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, GSK US may terminate this agreement at any

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

9. Collaborative Research and Development Agreements (continued)

time with advance written notice, and either party may terminate this agreement with written notice for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events.

Respiratory Diseases Discovery Collaboration

In April 2012, we entered into a research collaboration and license agreement with Glaxo Group Limited (GSK UK) to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease (COPD) function with a particular focus on identifying novel protein therapeutics and antibody targets. We plan to conduct up to six customized cell-based screens of our protein library under this agreement. The four-year research term will end in April 2016. Under the terms of the agreement, GSK UK paid us an upfront technology access payment of $7.5 million in April 2012.

We applied ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for this agreement. In accordance with this guidance, we concluded that the arrangement should be accounted for as a single unit of accounting and that the arrangement consideration should be recognized in the same manner as the final deliverable, which is the research service. The $7.5 million upfront technology access payment was recorded as deferred revenue and is being recognized over the initial four-year research period under the agreement. In addition, GSK UK agreed to pay us $10.5 million of research funding over the research program term. We received $3.4 million and 1.3 million of research funding in the years ended December 31, 2013 and 2012, respectively, related to all research being performed under the GSK UK discovery collaboration.

We are eligible to receive certain option and selection payments, payments for the achievement of certain development activities, and royalties on the sales of products related to targets GSK UK selects for exclusive development, if any.

We are eligible to receive up to $1.8 million of preclinical milestone payments for each screen assay when a target is claimed or selected for further development. In addition, prior to the time GSK UK exercises its right to obtain an exclusive worldwide license to a protein target, we and GSK UK will discuss and agree on Track 1 Targets, which GSK UK will have sole responsibility for the further development and commercialization of products that incorporate or target the protein targets, and Track 2 Targets, which we will develop biologics that incorporate or target the protein targets through to clinical proof of mechanism in either a Phase 1 clinical trial or Phase 2 clinical trial. We and GSK UK will take into consideration each party’s available resources and capabilities at the time in deciding which protein targets will be Track 1 Targets or Track 2 Targets, but subject to each party’s general right to alternate in such selection with GSK UK have the right to first select. For each Track 2 Target, we are eligible to receive a $4.0 million milestone payment upon initiation of the first GLP toxicology study, a $6.5 million milestone payment upon the initiation of Phase 1 clinical trial and a $11.0 million milestone payment upon the initiation of Phase 2 clinical trial. We are also eligible to receive a $14.0 million option exercise milestone if GSK UK exercises its option to develop the Track 2 Target prior to the initiation of Phase 2 clinical trial or a $23.0 million option exercise milestone if GSK UK exercises after the initiation of Phase 2 clinical trial for the Track 2 Targets. Substantive uncertainty exists at the inception of the agreement as to whether any of these milestones will be achieved because of the numerous variables that may affect our ability to identify targets that GSK UK would be interested in further evaluating or with respect to which GSK UK would develop products. In accordance with ASU No. 2010-17, we concluded that these milestones under the agreement with GSK UK are substantive and will be accounted for under the milestone method of revenue recognition.

In accordance with ASU No. 2010-17, we determined that the remaining contingent payments under the agreement with GSK UK do not constitute milestone payments and will not be accounted for under the milestone

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

9. Collaborative Research and Development Agreements (continued)

method of revenue recognition. The events leading to these payments under the agreement with GSK UK do not meet the definition of a milestone under ASU 2010-17 because the achievement of these events is solely dependent on GSK UK’s performance. Any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to this arrangement. If there are no remaining performance obligations under the arrangement at the time the contingent payment is triggered, the contingent payment would be recognized as revenue in full upon the triggering event.

In connection with the agreement, GSK UK purchased 381,693 shares of our Series A-3 convertible preferred stock at a price of $26.20 per share, resulting in net cash proceeds to us of $10.0 million. We determined that the purchase price of $26.20 per share exceeded the estimated fair value of the Series A-3 convertible preferred stock by $3.1 million and, therefore, recorded the $3.1 million as deferred revenue to be recognized initially over the four-year research period.

Total revenue recognized under this arrangement was $5.6 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, we had deferred revenue relating to this collaboration agreement of $6.8 million and $8.8 million, respectively. Additionally, GSK UK is obligated to reimburse us for certain specialized research and development costs associated with the screens under the agreement. As of December 31, 2013 and 2012, the receivable from GSK UK under the agreement related to such costs was $0.1 million and zero, respectively.

The agreement will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, GSK UK may terminate this agreement at any time with advance written notice, and either party may terminate this agreement with written notice for the other party’s material breach if such party fails to cure the breach or immediately in the case of failure to comply with certain anti-bribery and anti-corruption policies or upon certain insolvency events.

Human Genome Sciences, Inc.

In March 2011, we entered into a license and collaboration agreement with Human Genome Sciences, Inc. (HGS), which was acquired by GlaxoSmithKline (GSK) in 2012 and we refer to HGS as GSK-HGS. Pursuant to the agreement we granted GSK-HGS an exclusive license to develop and commercialize our FP-1039 product and other FGFR1 fusion proteins for multiple cancers in the United States, the European Union and Canada. Under the terms of the agreement, GSK-HGS paid us an upfront license fee of $50 million. We received full payment of the $50 million upfront license fee in March 2011. The agreement also calls for tiered double-digit percentage royalty payments on net sales. GSK-HGS has exclusive rights to develop and commercialize FP-1039 for all indications in the United States, the European Union and Canada. We have an option to co-promote FP-1039 in the United States, and retain development and commercialization rights in territories outside the United States, the European Union and Canada.

We applied ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for this agreement. In accordance with this guidance, we identified the initial license, associated technology transfer and services for the conduct of the then-concluding FP-1039 Phase 1 clinical trial as substantive deliverables under this agreement. However, since all of the deliverables were fully delivered by December 31, 2011, the $50 million upfront license fee associated with the deliverables was entirely recognized as revenue in 2011.

Additionally, GSK-HGS is obligated to reimburse us for all future research and development costs associated with FP-1039 incurred by us in the conduct of research and development activities on behalf of GSK-HGS. At

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

9. Collaborative Research and Development Agreements (continued)

the time we entered into the FP-1039 license, we agreed to perform services for the conduct of the then-concluding Phase 1 clinical trial. We also elected to conduct a Phase 2 clinical trial of FP-1039 in endometrial cancer for which we were reimbursed by GSK-HGS. The Phase 2 clinical trial was terminated in January 2012 and we are no longer conducting any activities with respect to this trial. Additionally, GSK-HGS is obligated to pay us for the costs of other FP-1039 related research and development activities we elect to undertake on behalf of GSK-HGS. Revenue from GSK-HGS related to these development costs associated with FP-1039 is recognized as we incur these costs. For the years ended December 31, 2013, 2012 and 2011, we recognized $0.1 million, $0.9 million and $2.4 million, respectively, in revenue from GSK-HGS related to development costs associated with FP-1039. As of December 31, 2013 and 2012, the receivable from GSK-HGS under the agreement related to such costs was zero and $0.1 million, respectively.

GSK-HGS is obligated to pay us certain amounts contingent upon the achievement of pre-specified development, regulatory and commercial criteria, which could total approximately $435 million. We determined that these contingent payments will not be accounted for under the milestone method of revenue recognition as the events that trigger these payments under the agreement with GSK-HGS do not meet the definition of a milestone under ASU 2010-17 because the achievement of these milestones is solely dependent on GSK-HGS’s performance. Revenue from these contingent payments will be recognized if and when such payments become due, subject to satisfaction of all the criteria necessary to recognize revenue at that time, because we do not have any outstanding performance obligations under this arrangement.

The agreement will terminate upon the expiration of the royalty terms of any products that result from the collaboration. In addition, GSK-HGS may terminate this agreement at any time with advance written notice, and either party may terminate this agreement for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events.

UCB Pharma S.A.

In March 2013, we and UCB Pharma, S.A. (UCB) entered into a research collaboration and license agreement to identify potential biologics targets and therapeutics in the areas of fibrosis-related inflammatory diseases and central nervous system disorders. We plan to conduct five customized cell-based and in vivo screens of our protein library under this agreement. We currently expect to complete our initial research activities under this agreement by March 2016. Upon the completion of those research activities, UCB has up to a two-year evaluation period during which we may be obligated to perform additional services at the request of UCB.

We applied ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for this agreement. In accordance with this guidance, we concluded that we should account for the arrangement as a single unit of accounting and recognize the arrangement consideration in the same manner as the final deliverable, which is research service.

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

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

9. Collaborative Research and Development Agreements (continued)

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

For the year ended December 31, 2013, we recognized $2.2 million of revenue under this arrangement. As of December 31, 2013, we have deferred revenue relating to this collaboration agreement of $6.2 million. Additionally, UCB is obligated to reimburse us for certain specialized research and development costs associated with the screens under the agreement. As of December 31, 2013, the receivable from UCB under the agreement related to such costs was $0.2 million.

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

10. Acquired Technologies

Galaxy Biotech, LLC

In December 2011, we entered into an exclusive license agreement with Galaxy Biotech, LLC (Galaxy) for the development, manufacturing, and commercialization of certain anti-FGFR2b (fibroblast growth factor receptor 2) monoclonal antibodies. Under the terms of the agreement, we agreed to pay Galaxy an upfront license payment of $3.0 million. The upfront payment was paid in two equal installments in January 2012 and July 2012. As we had full access to the technology and materials upon execution of the agreement, the lead compound is in an early stage of development, and the underlying technology has no alternative future uses, the entire upfront payment was recorded to research and development expenses in our statement of operations for the year ended December 31, 2011. We are also required to make additional payments based upon the achievement of certain intellectual property, development, regulatory, and commercial milestones, as well as royalties on future net sales of products resulting from development of this purchased technology, if any.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

11. Income Taxes

No income tax benefit or expense was recorded for the years ended December 31, 2013, 2012 and 2011.

A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Federal statutory income tax rate	$(10,105)	$(9,658)	$6,899
Nondeductible stock compensation	455	386	414
Nontaxable equity premiums	(532)	(452)	(825)
Deferred tax assets (utilized) not benefitted	10,338	9,750	(6,527)
Other permanent items	(156)	(26)	39

(Benefit) from income taxes	$—	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Net operating loss carryforwards	$59,552	$48,613	$37,905
Research and development credit	6,564	5,372	5,218
Reserves and accruals	5,936	6,020	5,204

Total deferred tax assets	72,052	60,005	48,327
Deferred tax liability	—	—	—

Net deferred tax asset	72,052	60,005	48,327
Less: valuation allowance	(72,052)	(60,005)	(48,327)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, net deferred tax assets have been fully offset by a valuation allowance. Our valuation allowance increased by approximately $12.1 million, increased by $11.7 million and decreased by $7.2 million during 2013, 2012 and 2011 respectively. We have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. We evaluate on a periodic basis the recoverability of deferred tax assets and the need for a valuation allowance. At such time that it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2013, we had approximately $142.5 million and $168.3 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The net operating loss carryforwards begin to expire in 2024 for federal and 2015 for state purposes. We also had approximately $5.4 million and $4.0 million of federal and state tax credits, respectively, available to offset future tax. These credits begin to expire in 2023 for federal purposes, and state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating loss and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

11. Income Taxes (continued)

As of December 31, 2013 and 2012, we had no accrued interest or penalties related to income taxes, and no such interest and penalties have been incurred through December 31, 2013. As of December 31, 2013, no significant increases or decreases are expected to our uncertain tax positions within the next 12 months. A reconciliation of our unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011, is as follows:

(in thousands)	UNRECOGNIZED INCOME TAX BENEFITS
Balance as of January 1, 2011	$1,313
Additions for current year tax positions	144

Balance as of December 31, 2011	1,457
Additions for current year tax positions	78

Balance as of December 31, 2012	1,535
Deductions for prior year tax positions	27
Additions for current year tax positions	219

Balance as of December 31, 2013	$1,781

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from inception in 2001 forward remain open to examination due to the carryover of unused net operating losses and tax credits. We have no ongoing tax examinations by tax authorities at this time.

12. Commitments and Contingencies

Indemnifications

As permitted under Delaware law and in accordance with our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we currently hold director and officer liability insurance. This insurance limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period presented.

We have certain agreements with service providers and other parties with which we do business that contain indemnification provisions pursuant to which we have agreed to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. We would also accrue for estimated incurred but unidentified indemnification issues based on historical activity. As we have not incurred any indemnification losses to date, there were no accruals for or expenses related to indemnification issues for any period presented.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements (continued)

13. Selected Quarterly Financial Information (Unaudited)

The following amounts are in thousands, except per share amounts:

	Quarter Ended
Quarterly Results of Operations	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited)
	(In thousands, except per share amounts)
Revenue	$2,975	$3,549	$3,482	$3,785
Net loss	(7,047)	(7,274)	(7,234)	(7,317)
Basic and diluted net loss per share	(5.73)	(5.82)	(2.74)	(0.43)

	Quarter Ended
Quarterly Results of Operations	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Unaudited)
	(In thousands, except per share amounts)
Revenue	$2,014	$2,183	$2,862	$2,924
Net loss	(8,081)	(6,843)	(5,858)	(6,813)
Basic and diluted net loss per share	(6.92)	(5.72)	(4.85)	(5.59)

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted net loss per share amounts.

14. Subsequent Events

Financing

In February 2014, we completed a public offering of 3,450,000 shares of our common stock, which includes shares we issued pursuant to our underwriters’ exercise of their over-allotment option, and received net proceeds of $40.0 million, after underwriting discounts, commissions and estimated offering expenses.

Bristol-Myers Squibb Company Research Collaboration and License Agreement

On March 14, 2014, we entered into a research collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, to carry out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the agreement, we granted BMS an exclusive, worldwide license to research, develop and commercialize products directed towards targets in two undisclosed immune checkpoint pathways. BMS will have an option to take exclusive licenses to additional interactive proteins we may identify in these checkpoint pathways during the course of our collaboration.

We are entitled to receive an upfront payment of $20 million from BMS in connection with our entry into the agreement and will receive $9.5 million in research funding over the course of the three-year research term. BMS may extend the research term for two additional one-year periods on a year-by-year basis. We will be eligible to receive up to $240 million per collaboration target in specified developmental, regulatory and commercialization contingent payments and up to $60 million in sales-based contingent payments per collaboration product. We are also entitled to tiered mid-single digit to low double-digit percentage royalty payments on net sales of each collaboration product, subject to reduction in certain circumstances. In connection with the agreement, BMS purchased 994,352 shares of our common stock at a price per share of $21.16, for an aggregate purchase price of $21.0 million.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on September 23, 2013).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to the company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on September 4, 2013).

10.1	Seventh Amended and Restated Investor Rights Agreement by and among the company and the investors named therein, dated as of April 16, 2012 (incorporated herein by reference to Exhibit 10.1 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.2+	2002 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.3+	Form of Option Agreement under 2002 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.4+	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.5+	Form of Option Agreement under 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.6+	2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the company’s Registration Statement on Form S-8 (File No. 333-191700), filed with the SEC on October 11, 2013).

10.7+	Form of Incentive Stock Option Agreement under 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.8+	Form of Non-Qualified Option Agreement under 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.9+	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.10+	Offer Letter Agreement by and between the company and Aron M. Knickerbocker, dated as of September 4, 2009 (incorporated herein by reference to Exhibit 10.9 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.11+	Offer Letter Agreement by and between the company and Julie Hambleton, dated as of November 19, 2012 (incorporated herein by reference to Exhibit 10.11 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.12+	Offer Letter Agreement by and between the company and Marc L. Belsky, dated as of September 3, 2009 (incorporated herein by reference to Exhibit 10.12 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

Exhibit No.	Description

10.13+	Executive Severance Benefits Agreement by and between the company and Lewis T. Williams, dated as of April 19, 2007 (incorporated herein by reference to Exhibit 10.11 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.14+	Executive Severance Benefits Agreement by and between the company and Aron M. Knickerbocker, dated as of December 30, 2009 (incorporated herein by reference to Exhibit 10.12 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.15+	Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Aron M. Knickerbocker, effective December 5, 2012 (incorporated herein by reference to Exhibit 10.13 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.16+	Executive Severance Benefits Agreement by and between the company and Julie Hambleton, dated as of December 3, 2012 (incorporated herein by reference to Exhibit 10.16 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.17+	Executive Severance Benefits Agreement by and between the company and Marc L. Belsky, dated as of December 30, 2009 (incorporated herein by reference to Exhibit 10.17 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.18+	Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Marc L. Belsky, effective January 16, 2014 (incorporated herein by reference to Exhibit 10.18 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.19+	Form of Indemnification Agreement by and between the company and each of its directors and officers (incorporated herein by reference to Exhibit 10.16 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.20†	Research Collaboration and License Agreement by and between the company and UCB Pharma S.A., dated as of March 14, 2013 (incorporated herein by reference to Exhibit 10.17 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.21†	License and Collaboration Agreement by and between the company and Human Genome Sciences, Inc., dated as of March 16, 2011 (incorporated herein by reference to Exhibit 10.18 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.22†	Respiratory Diseases Research Collaboration and License Agreement by and between the company and Glaxo Group Limited, dated as of April 11, 2012 (incorporated herein by reference to Exhibit 10.19 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.23†	Amendment No. 1 to the Respiratory Diseases Research Collaboration and License Agreement by and between the company and Glaxo Group Limited, dated as of August 9, 2012 (incorporated herein by reference to Exhibit 10.20 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.24†	Research Collaboration and License Agreement by and between the company and GlaxoSmithKline LLC, dated as of July 29, 2010 (incorporated herein by reference to Exhibit 10.21 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.25†	Amendment No. 1 to the Research Collaboration and License Agreement by and between the company and GlaxoSmithKline LLC, dated as of May 17, 2011 (incorporated herein by reference to Exhibit 10.22 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

Exhibit No.	Description

10.26†	Exclusive License Agreement by and between the company and Galaxy Biotech, LLC, dated as of December 22, 2011 (incorporated herein by reference to Exhibit 10.23 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.27†	Exclusive License Agreement by and between the company and the Regents of the University of California, dated as of September 7, 2006 (incorporated herein by reference to Exhibit 10.24 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.28†	Master Services Agreement by and between the company and Cytovance Biologics Inc., dated as of October 1, 2012 (incorporated herein by reference to Exhibit 10.25 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.29	Lease by and between the company and Britannia Biotech Gateway Limited Partnership, dated as of March 22, 2010 (incorporated herein by reference to Exhibit 10.26 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.30	Sublease by and between the company and AMGEN SF, LLC, dated as of March 22, 2010 (incorporated herein by reference to Exhibit 10.27 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.31+	Stock Option Grant Notice by and between the company and Aron M. Knickerbocker, dated as of December 16, 2009 (incorporated herein by reference to Exhibit 10.28 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.32+	Amendment to Stock Option by and between the company and Aron M. Knickerbocker, dated as of March 15, 2011 (incorporated herein by reference to Exhibit 10.29 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.33†	Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of February 6, 2012 (incorporated herein by reference to Exhibit 10.30 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.34+	2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.11 to the company’s Registration Statement on Form S-8 (File No. 333-191700), filed with the SEC on October 11, 2013).

10.35†	Non-Exclusive License Agreement by and between the company and the Board of Trustees of the Leland Stanford Junior University, dated as of February 1, 2006 (incorporated herein by reference to Exhibit 10.32 to the company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 23, 2013).

10.36†	Amendment No. 1 to the License Agreement effective February 1, 2006 by and between the company and Stanford University, dated as of January 22, 2010 (incorporated herein by reference to Exhibit 10.33 to the company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 23, 2013).

10.37†	Agreement by and between the company and National Research Council of Canada, effective December 3, 2013 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on December 9, 2013).

21.1	Subsidiaries of the company (incorporated herein by reference to Exhibit 21.1 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

23.1*	Consent of Independent Registered Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Annual Report on Form 10-K of the company for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iii) the Statements of Convertible Preferred Stock and Stockholders’ Deficit, (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Indicates a management contract or compensatory plan.
†	Registrant has requested confidential treatment for certain portions of this agreement. This exhibit omits the information subject to this confidentiality request. The omitted portions have been filed separately with the SEC.