Form 10-Q
period 2014-03-31
FIVE PRIME THERAPEUTICS INC
filed 2014-05-12
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, the number of outstanding shares of the registrant’s common stock was 21,438,386.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

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

We obtained the industry, market and competitive position data in this quarterly report from our own internal estimates and research as well as from industry and general publications and research surveys and studies conducted by third parties. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions we use are appropriate, neither such research nor these definitions have been verified by any independent source.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	MARCH 31, 2014	DECEMBER 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,680	$8,161
Marketable securities	117,250	67,561
Receivable from collaborative partners	20,120	296
Prepaid and other current assets	1,154	1,640

Total current assets	150,204	77,658
Property and equipment, net	3,649	3,744
Other long-term assets	453	389

Total assets	$154,306	$81,791

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$347	$348
Accrued personnel-related expenses	1,765	2,957
Other accrued liabilities	3,210	2,056
Deferred revenue, current portion	10,983	7,913
Deferred rent, current portion	569	549

Total current liabilities	16,874	13,823
Deferred revenue, long-term portion	25,503	7,123
Deferred rent, long-term portion	1,988	2,146
Other long-term liabilities	617	673
Commitments
Stockholders’ equity:
Common stock	21	17
Preferred stock	—	—
Additional paid-in capital	269,502	209,580
Accumulated other comprehensive income	19	3
Accumulated deficit	(160,218)	(151,574)

Total stockholders’ equity	109,324	58,026

Total liabilities and stockholders’ equity	$154,306	$81,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Collaboration revenue	$3,546	$2,975
Operating expenses:
Research and development	8,926	7,930
General and administrative	3,280	2,392

Total operating expenses	12,206	10,322

Loss from operations	(8,660)	(7,347)
Interest income	36	15
Other income (expense), net	(20)	285

Net loss	$(8,644)	$(7,047)

Basic and diluted net loss per common share	$(0.46)	$(5.73)

Shares used to compute basic and diluted net loss per common share	18,841	1,229

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(8,644)	$(7,047)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	16	(2)

Comprehensive loss	$(8,628)	$(7,049)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statement of Cash Flows

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(8,644)	$(7,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391	425
Stock-based compensation expense	636	624
Amortization of premium on marketable securities	211	102
Revaluation of preferred stock warrant liability	—	(285)
Changes in operating assets and liabilities:
Receivable from collaborative partners	9	370
Prepaid, other current assets, and other long-term assets	59	(2)
Accounts payable	(1)	(374)
Accrued personnel-related expenses	(1,192)	(1,085)
Deferred revenue	1,617	6,444
Deferred rent	(138)	63
Other accrued liabilities and other long-term liabilities	1,461	644

Net cash used in operating activities	(5,591)	(121)
Investing activities
Purchases of marketable securities	(68,384)	(3,006)
Maturities of marketable securities	18,500	9,875
Purchases of property and equipment	(296)	(293)

Net cash (used in) provided by investing activities	(50,180)	6,576
Financing activities
Proceeds from public offering of common stock, net	40,104	—
Proceeds from the sale of common stock to collaborative partner	18,639	—
Proceeds from exercise of stock options	547	16
Payments under capital lease obligation	—	(4)

Net cash provided by financing activities	59,290	12

Net increase in cash and cash equivalents	3,519	6,467
Cash and cash equivalents at beginning of period	8,161	11,391

Cash and cash equivalents at end of period	$11,680	$17,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

March 31, 2014

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

Unaudited Interim Financial Information

The accompanying financial information as of March 31, 2014 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2013 Condensed Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission.

Follow-on Public Offering

In February 2014, we completed a public offering of 3,450,000 shares of our common stock, or our Follow-on Public Offering, which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option. We received net proceeds of $40.1 million, after underwriting discounts, commissions and estimated offering expenses, from the Follow-on Public Offering.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Reclassifications

We have reclassified certain prior period amounts to conform to the current period presentation. We reclassified certain liabilities, primarily those related to unbilled receipts, from accounts payable to other accrued liabilities on the balance sheets, and made related conforming reclassifications on the statement of cash flows.

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

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. As of March 31, 2013, our Level 3 liability consists of a preferred stock warrant liability that we measured at estimated fair value.

The following table summarizes, for assets and the liability recorded at fair value, the respective fair values and the classifications by level of input within the fair value hierarchy defined above (in thousands):

	MARCH 31, 2014
		BASIS OF FAIR VALUE MEASUREMENTS
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$8,533	$8,533	$—	$—
U.S. Treasury securities	82,876	82,876	—	—
U.S. government agency securities	34,374	—	34,374	—

Total cash equivalents and marketable securities	$125,783	$91,409	$34,374	$—

	DECEMBER 31, 2013
		BASIS OF FAIR VALUE MEASUREMENTS
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$6,456	$6,456	$—	$—
U.S. Treasury securities	18,852	18,852	—	—
U.S. government agency securities	48,709	—	48,709	—

Total cash equivalents and marketable securities	$74,017	$25,308	$48,709	$—

Prior to our initial public offering in September 2013, or our IPO, we had outstanding warrants which we classified as a liability and remeasured to fair value each reporting period. We measured the estimated fair value of the preferred stock warrant liability using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the price of the underlying stock. In connection with the completion of our IPO in September 2013, substantially all of the warrants were automatically net exercised for a total of 4,376 shares of common stock, pursuant to the terms of the warrants.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The change in the estimated fair value of the preferred stock warrant liability is summarized below (in thousands):

THREE MONTHS ENDED MARCH 31, 2013
Balance, beginning	$563
Change in fair value recorded in other income, net	(285)

Balance, ending	$278

As of March 31, 2013, the fair value of the above warrants was determined using the following assumptions:

Risk-free interest rate	0.1-0.2%
Estimated term (years)	1.9
Volatility	85.0%

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

For the three months ended March 31, 2014 and 2013, respectively, we excluded the following securities from the calculation of diluted net loss per share as the effect would have been antidilutive (in thousands):

	MARCH 31,
	2014	2013
Convertible preferred stock	—	9,929
Options to purchase common stock	2,213	2,638
Warrants to purchase convertible preferred stock	—	84

	2,213	12,651

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements (continued)

3. Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	MARCH 31, 2014
	AMORTIZED COST BASIS	UNREALIZED GAINS	UNREALIZED LOSSES	ESTIMATED FAIR VALUE
	(unaudited)
Money market funds	$8,533	$—	$—	$8,533
U.S. Treasury securities	82,862	15	(1)	82,876
U.S. government agency securities	34,369	7	(2)	34,374

	125,764	22	(3)	125,783
Less: cash equivalents	(8,533)	—	—	(8,533)

Total marketable securities	$117,231	$22	$(3)	$117,250

	DECEMBER 31, 2013
	AMORTIZED COST BASIS	UNREALIZED GAINS	UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Money market funds	$6,456	$—	$—	$6,456
U.S. Treasury securities	18,848	4	—	18,852
U.S. government agency securities	48,709	3	(3)	48,709

	74,013	7	(3)	74,017
Less: cash equivalents	(6,456)	—	—	(6,456)

Total marketable securities	$67,557	$7	$(3)	$67,561

As of March 31, 2014, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Debt securities maturing:
In one year or less	$95,121	$95,131
In one to two years	30,643	30,652

Total marketable securities	$125,764	$125,783

We determined that the gross unrealized losses of $3,000 on our marketable securities as of March 31, 2014 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at March 31, 2014. There were no sales of available-for-sale securities in any of the periods presented.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements (continued)

4. Equity Incentive Plans

The following table summarizes option activity under our stock plans and related information:

	OPTIONS OUTSTANDING
	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE
Balance at December 31, 2013	2,236,997	$6.09
Options granted	8,520	$14.36
Options exercised	(133,348)	$5.26
Options forfeited	(17,897)	$7.20

Balance at March 31, 2014	2,094,272	$6.17

Options exercisable	1,254,272	$5.63

As of March 31, 2014, there were 4,149,532 shares available for future issuance under our 2013 Omnibus Incentive Plan.

As of March 31, 2014, options to purchase 2,069,087 shares of common stock were outstanding, which are fully vested or expected to vest with a weighted-average exercise price of $6.16 per share and a weighted-average remaining contractual term of 7.1 years. As of March 31, 2014, the weighted-average remaining contractual term for options exercisable was 6.2 years.

Stock-Based Compensation

We calculated employee stock-based compensation expense based on awards ultimately expected to vest reduced by estimated forfeitures. We estimate forfeitures at the time of grant and revise forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$360	$212
General and administrative	276	412

Total	$636	$624

In February 2013, we amended stock options held by our former CEO to extend the post-termination exercise period for the former CEO’s outstanding vested options from 18 months to 20 months, which resulted in additional incremental stock-based compensation of $157,000 in the first quarter of 2013.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements (continued)

4. Equity Incentive Plans (continued)

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected term (years)	6.1	5.0-6.1
Expected volatility	85%	85%
Risk-free interest rate	1.8%	0.8-1.1%
Expected dividend yield	0%	0%

As of March 31, 2014, we had $3.7 million of total unrecognized compensation expense related to nonvested employee and director stock options that we expect to recognize over a weighted-average period of 2.6 years.

5. Collaborative Research and Development Agreements

Bristol-Myers Squibb Company

On March 14, 2014, we entered into a research collaboration and license agreement, or immuno-oncology collaboration, with Bristol-Myers Squibb Company, or BMS, to carry out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the immuno-oncology collaboration, we granted BMS an exclusive, worldwide license to research, develop and commercialize products directed towards certain targets in the checkpoint pathways. BMS will have an option to take exclusive licenses to additional targets we may identify in these checkpoint pathways during the course of the immuno-oncology collaboration. We received an upfront payment of $20.0 million from BMS in April 2014 in connection with our entry into the immuno-oncology collaboration and expect to receive $9.5 million in research funding over the course of the three-year research term based on the research activities currently planned under the research plan. BMS may extend the research term for two additional one-year periods on a year-by-year basis, during which extensions we would be obligated to perform additional services as agreed to with BMS and BMS would be obligated to pay us research funding with respect to such services.

We applied the Financial Accounting Standards Board Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the immuno-oncology collaboration. In accordance with this guidance, we concluded that we should account for the immuno-oncology collaboration as a single unit of accounting and recognize the immuno-oncology collaboration consideration in the same manner as the final deliverable, which is research service. The $20.0 million upfront payment was recorded as deferred revenue and is being recognized over the five-year research period under the collaboration. In addition, BMS agreed to pay us $9.5 million of research funding over the initial three year research program term. We did not receive any research funding during the three months ended March 31, 2014 related to research being performed under the immuno-oncology collaboration.

We are eligible to receive certain contingent payments with respect to each target subject to the immuno-oncology collaboration and royalties on sales of products related to such targets, if any.

In accordance with ASU No. 2010-17, we determined that the remaining contingent payments under the immuno-oncology collaboration do not constitute milestone payments and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments under the collaboration do not meet the definition of a milestone under ASU 2010-17 because the achievement of these events solely depends on BMS’s performance. Any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to the collaboration. If we have no remaining performance obligations under the immuno-oncology collaboration at the time the contingent payment is triggered, we would recognize the contingent payment as revenue in full upon the triggering event.

In connection with the immuno-oncology collaboration, BMS purchased 994,352 shares of our common stock at a price per share of $21.16, for an aggregate purchase price of $21.0 million. We determined that the purchase price of $21.16 per share exceeded the fair value of our common stock by $2.4 million and, therefore, recorded the $2.4 million as deferred revenue, which we will recognize in the same manner as the $20.0 million up-front payment.

Total revenue recognized under the immuno-oncology collaboration was $0.2 million for the three months ended March 31, 2014. As of March 31, 2014, we had deferred revenue relating to the immuno-oncology collaboration of $22.2 million. As of March 31, 2014, the receivable from BMS under the immuno-oncology collaboration was $20.0 million and was paid in April 2014.

The immuno-oncology collaboration will terminate upon the expiration of all payment obligations under the collaboration. In addition, BMS may terminate the immuno-oncology collaboration in its entirety or on a collaboration target-by-collaboration target basis at any time with advance written notice, and either party may terminate the collaboration in its entirety, or on a collaboration target-by-collaboration target basis with written notice for the other party’s material breach if such party fails to cure the breach or immediately upon certain insolvency events.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements (continued)

6. Subsequent Events

In April 2014, we amended our research collaboration and license agreement, referred to as the respiratory diseases collaboration, with Glaxo Group Limited, or GSK UK, that we originally entered into in April 2012 to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease function. Pursuant to the respiratory diseases collaboration, GSK UK has an option to elect to include additional screening assays under the research plan. The amendment allows GSK UK to terminate any additional screening assay it elects under the research plan within six months of so electing. Concurrent with the amendment, GSK UK exercised its option and expanded the research plan to include two additional screening assays. In connection with GSK UK’s exercise of its option, we are entitled to receive up to $1.0 million in additional research funding in 16 equal quarterly payments for each additional screening assay, for a total of up to $2.0 million in additional research funding for both additional screening assays in the event that GSK UK does not terminate either additional screening assay by October 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 26, 2014.

Overview

Five Prime Therapeutics, Inc. (we, us, our, FivePrime, or the Company) is a clinical-stage biotechnology company focused on discovering and developing novel protein therapeutics. Protein therapeutics are antibodies or drugs developed from extracellular proteins or protein fragments that block disease processes, including cancer and inflammatory diseases. We have developed a library of more than 5,700 human extracellular proteins, which we believe represent substantially all of the body’s medically important targets for protein therapeutics. We screen this comprehensive library with our proprietary high-throughput protein screening technologies to identify new targets for protein therapeutics. This platform has allowed us to develop a pipeline of novel product candidates for cancer and inflammatory diseases and to generate over $248 million under our collaboration arrangements through March 31, 2014.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended 2011, due to collaboration revenues from product candidates under collaboration agreements with third parties. For the three months ended March 31, 2014 and for the year ended December 31, 2013, we reported a net loss of $8.6 million and $28.9 million, respectively. As of March 31, 2014, we had an accumulated deficit of $160.2 million.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

First Quarter 2014 and Other Recent Highlights

On February 6, 2014, our registration statement on Form S-1 (File No. 333-193491) relating to our Follow-on Public Offering became effective. Our Follow-on Public Offering closed on February 12, 2014, at which time we sold 3,450,000 shares of our common stock, including shares we issued pursuant to our underwriters’ exercise of their over-allotment option, and received net proceeds of $40.1 million, after underwriting discounts, commissions and estimated offering expenses.

In March 2014, we entered into the immuno-oncology collaboration with BMS, pursuant to which we and BMS will collaborate in carrying out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways.

The initial three-year research term of the immuno-oncology collaboration will end in March 2017. BMS has the option to extend the research term for two additional one-year terms.

In connection with entering into the immuno-oncology collaboration, BMS made an upfront payment of $20.0 million to us and will provide $9.5 million in research funding over the course of the initial three-year research term based on the research activities currently planned under the research plan. We will be eligible to receive up to $240.0 million per collaboration target in specified developmental, regulatory and commercialization contingent payments comprising aggregate developmental contingent payments of up to $53.0 million, aggregate regulatory contingent payments of up to $74.0 million and aggregate commercialization contingent payments of up to $113.0 million. We will also be eligible to receive up to $60.0 million in sales-based contingent payments per collaboration product.

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

In April 2014, we amended our research collaboration and license agreement, referred to as the respiratory diseases collaboration, with Glaxo Group Limited, or GSK UK, that we originally entered into in April 2012 to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease function. Pursuant to the respiratory diseases collaboration, GSK UK has an option to elect to include additional screening assays under the research plan. The amendment allows GSK UK to terminate any additional screening assay it elects under the research plan within six months of so electing. Concurrent with the amendment, GSK UK exercised its option and expanded the research plan to include two additional screening assays. In connection with GSK UK’s exercise of its option, we are entitled to receive up to $1.0 million in additional research funding in 16 equal quarterly payments for each additional screening assay, for a total of up to $2.0 million in additional research funding for both additional screening assays in the event that GSK UK does not terminate either additional screening assay by October 2014.

Product Pipeline

The following table summarizes key information about our three most advanced product candidates:

PRODUCT CANDIDATE	INDICATION	COMMERCIAL RIGHTS	STAGE OF DEVELOPMENT AND ANTICIPATED MILESTONES

FP-1039	FGFR1 gene-amplified tumors, e.g., squamous non-small cell lung cancer, and FGF-2 over-expressing tumors, e.g., mesothelioma	GlaxoSmithKline: U.S., EU and Canada Five Prime: Co-promote in U.S.; retained rest of world rights	• Phase 1b clinical trial underway • Phase 1b clinical data from the dose escalation parts of the squamous non-small cell lung cancer arms A & B are expected by the second half of 2014.

FPA008	Rheumatoid arthritis; other inflammatory and fibrotic diseases	Five Prime: Global	• Phase 1 clinical trial underway • Preliminary Phase 1 clinical trial data from healthy volunteers expected by end of 2014 • Advancement to dosing in RA patients expected by the end of 2014.

FPA144	FGFR2 gene-amplified or FGFR2b protein over-expressing tumors, e.g., gastric cancer	Five Prime: Global	• Phase 1 clinical trial planned to commence by the end of 2014

Financial Overview

Collaboration Revenue

We have not generated any revenue from product sales. Our revenue to date has been derived from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners, including GlaxoSmithKline, or GSK US, GSK UK, UCB Pharma S.A., or UCB, Pfizer Inc., or Pfizer, and BMS.

Summary Revenue by Collaboration Partner

The following is a comparison of collaboration revenue for the three months ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 31,
(in millions)	2014	2013
R&D Funding
Glaxo Group Limited	$0.7	$0.7
GlaxoSmithKline LLC	0.5	0.8
Other	0.1	0.1
Ratable Revenue Recognition
Glaxo Group Limited	0.7	0.7
GlaxoSmithKline LLC	0.6	0.6
Bristol-Myers Squibb Company	0.2	—
UCB Pharma S.A.	0.6	0.1
Milestone and Contingent Payments
GlaxoSmithKline LLC	0.1	—

Total	$3.5	$3.0

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

We have a research and development team that designs, manages and evaluates the results of all of our research and development activities. We conduct nearly all of the core target discovery and early research and preclinical activities internally and rely on third parties, such as clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, for the execution of certain of our research and development activities, such as toxicology studies, drug substance and drug product manufacturing and the conduct of clinical trials. We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, our costs are often related to improving our discovery platform or preliminary screening activities and are not necessarily allocable to a specific target. We assign costs for such activities to a distinct non-program related project code. We allocate research management, overhead, common usage laboratory supplies, and facility costs on a full-time equivalent basis.

The following is a comparison of research and development expenses for the three months ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 31,
(in millions)	2014	2013
Product programs:
FP-1039	$0.1	$0.2
FPA008	2.2	2.2
FPA144	1.6	0.8
Early preclinical programs, collectively	0.3	1.9

Subtotal pipeline	4.2	5.1
Product and discovery collaborations	2.7	1.9
Early research and discovery	2.0	0.9

Total research and development expenses	$8.9	$7.9

We expect our research and development expenses to increase as we advance our development programs further and advance additional drug candidates into clinical development, in particular as we increase the number and size of our clinical trials. We began a Phase 1 clinical trial for FPA008 in October 2013 and expect to begin a Phase 1 clinical trial for FPA144 in selected patients by the end of 2014. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We or our partners may never succeed in achieving marketing approval for any of our drug candidates. Numerous factors may affect the probability of success for each drug candidate, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

FP-1039, our most-advanced product candidate, entered Phase 1b clinical development in July 2013, FPA008 entered Phase 1 clinical development in October 2013, and our other product candidates are in preclinical development; therefore the successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the outcome of research, nonclinical and clinical activities of each drug candidate, as well as ongoing assessment as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional product collaborations in the future in order to complete the development and commercialization of our drug candidates.

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

We expect that our general and administrative expenses will increase for the foreseeable future as we incur additional costs associated with being a publicly traded company, including legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing, prosecuting and maintaining patent applications, to increase as our intellectual property portfolio expands.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of the revaluation of the preferred stock warrant liability and the gain or loss on the disposal of property and equipment, if any. Upon the completion of our IPO in September 2013, the preferred stock warrant liability was reclassified to additional paid-in capital and we no longer record any related periodic fair value adjustment.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 26, 2014. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended March 31, 2014 and 2013

	THREE MONTHS ENDED MARCH 31,
(in millions)	2014	2013
Collaboration revenue	$3.5	$3.0
Operating expenses:
Research and development	8.9	7.9
General and administrative	3.3	2.4

Total operating expenses	12.2	10.3
Interest income	—	—
Other income, net	—	0.3

Net loss	$(8.6)	$(7.0)

Collaboration Revenue

Collaboration revenue increased by $0.5 million, or 16.7%, to $3.5 million for the three months ended March 31, 2014 from $3.0 million for three months ended March 31, 2013. This increase was primarily due to a $0.5 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB entered into in March 2013 and the recognition of $0.2 million of revenue under our immuno-oncology collaboration with BMS, offset by a $0.2 million decrease in revenue from our research collaboration and license agreement, referred to as the muscle diseases collaboration, with GSK US, whose original term ended in July 2013.

Research and Development

Our research and development expenses increased by $1.0 million, or 12.7%, to $8.9 million for the three months ended March 31, 2014 from $7.9 million for the three months ended March 31, 2013. This increase was primarily due to an increase of $0.8 million related to our FPA144 program, a $0.8 million increase in our discovery collaboration costs due to entering into the fibrosis and CNS collaboration in March 2013, and a $1.1 million increase in early research and discovery costs related to cancer immunotherapy, offset by a decrease of $1.6 million in costs incurred in our early preclinical programs due to a reduction in the number of programs we were actively pursuing.

General and Administrative

Our general and administrative expenses increased by $0.9 million, or 37.5%, to $3.3 million for the three months ended March 31, 2014, from $2.4 million for the three months ended March 31, 2013, primarily due to an $0.8 million increase in public company-related expenses and legal fees, including legal fees related to the immuno-oncology collaboration with BMS.

Other Income, Net

Other income, net, was zero and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. The $0.3 million other income in the first quarter of 2013 primarily relates to the re-measurement of the preferred stock warrant liability through March 31, 2013. The entire preferred stock warrant liability was reclassified to permanent equity as a result of the closing of our IPO in September 2013.

Liquidity and Capital Resources

On September 23, 2013, we completed our IPO, which resulted in the sale of 4,800,000 shares of our common stock at a price of $13.00 per share. On September 26, 2013 the underwriters of our IPO exercised their over-allotment option in full to purchase an additional 720,000 shares of common stock at a price of $13.00 per share. We received net proceeds from the IPO of $63.8 million after deducting underwriting discounts and commissions paid by us. In connection with the IPO, two outstanding preferred stock warrants net exercised and all of our outstanding convertible preferred stock automatically converted to common stock on a one-for-one ratio on September 23, 2013.

On February 12, 2014, we completed our Follow-on Public Offering, which resulted in the sale of 3,450,000 shares, at a price of $12.50 per share, including the full exercise of the underwriters’ option to purchase an additional 450,000 shares of common stock. We received net proceeds from the offering of $40.1 million after deducting underwriting discounts, estimated offering expenses and commissions paid by us.

On March 14, 2014, we entered into the immuno-oncology collaboration with BMS to carry out a research program to discover and further understand targets in two immune checkpoint pathways using our target discovery platform and discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the immuno-oncology collaboration agreement, BMS made an upfront payment of $20.0 million to us in April 2014. In connection with the immuno-oncology collaboration agreement, BMS purchased 994,352 shares of our common stock at a price of $21.16, for an aggregate purchase price of $21.0 million.

Since our inception and through March 31, 2014, we have raised an aggregate of $446.0 million to fund our operations, including $163.0 million under our collaboration agreements, $66.7 million from our IPO, $40.5 million from our Follow-on Public Offering, $84.5 million from the sale of common stock and convertible preferred stock to discovery collaboration partners, $89.9 million from the sale of convertible preferred stock to parties other than our discovery collaboration partners and $1.4 million from the sale of our common stock other than in connection with our IPO or Follow-On Public Offering. As of March 31, 2014, we had $11.7 million in cash and cash equivalents, $117.3 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasuries, and U.S. government agencies securities with maturities of 18 months or less, and a $20.0 million receivable from a collaborative partner that was paid in April 2014.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of March 31, 2014, the $20.0 million upfront payment we received in April 2014 from the March 2014 BMS immuno-oncology collaboration and funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements for more than two years, without giving effect to any potential contingent payments we may receive under our existing collaboration agreements or any new collaboration agreements that we may enter into. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 31,
(in millions)	2014	2013
Net cash used in operating activities	$(5.6)	$(0.1)
Net cash (used in) provided by investing activities	(50.2)	6.6
Net cash provided by financing activities	59.3	—

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.6 million during the three months ended March 31, 2014. The net loss of $8.6 million was offset by non-cash charges of $0.4 million for depreciation and amortization, $0.6 million for stock-based compensation expense, and $0.2 million for amortization of premium on marketable securities. The net change in operating assets and liabilities was $1.8 million. Net cash used in operating activities was $0.1 million during the three months ended March 31, 2013. The net loss of $7.0 million was offset by non-cash charges of $0.4 million for depreciation and amortization, $0.6 million for stock-based compensation expense, $0.1 million for amortization of premium on marketable securities and a $0.3 million non-cash gain for the revaluation of preferred stock warrant liabilities. The net change in operating assets and liabilities was $6.1 million.

The increase in cash used in operating activities in the first quarter of 2014 was due to our entry into our fibrosis and CNS collaborative agreement with UCB in March 2013, in connection with which we received an upfront license access fee of $6.0 million in March 2013.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Purchases of property and equipment were $0.3 million for each of the three month period ended March 31, 2014 and 2013. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $59.3 million during the three months ended March 31, 2014 primarily related to the Follow-on Public Offering of our common stock, which resulted in the sale of 3,450,000 shares of common stock at a price of $12.50 per share, which resulted in cash proceeds of $40.1 million after deducting underwriting discounts and commissions and estimated expenses. Also, in connection with the immuno-oncology collaboration, BMS purchased 994,352 shares of our common stock at a price of $21.16, for an aggregate purchase price of $21.0 million in March 2014, of which $2.4 million was considered to be an implied premium and was allocated to the deliverables under the immuno-oncology collaboration, resulting in $18.6 million being allocated to common stock. Additionally, we received $0.5 million from employee stock option exercises for the three months ended March 31, 2014.

Net cash provided by financing activities of less than $0.1 million during the three months ended March 31, 2013 reflects cash received from employee stock option exercises.

Contractual Obligations and Contingent Liabilities

During the three months ended March 31, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of March 31, 2014, we had cash and cash equivalents and marketable securities of $128.9 million consisting of bank deposits, interest-bearing money market accounts, U.S. Treasuries, and U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and therefore we do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses in nearly every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended 2011 due to collaboration revenues from product candidates that we partnered. For the three months ended March 31, 2014, we reported a net loss of $8.6 million. As of March 31, 2014, we had an accumulated deficit of $160.2 million.

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

To date, we have not generated any revenues from commercialization of our product candidates. Our ability to generate product revenue and ultimately become profitable depends upon our ability, alone or with our partners, to successfully commercialize products, including any of our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our partners’ ability to:

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into clinical trials. We believe that our existing cash and cash equivalents, the upfront payment we received in April 2014 from the March 2014 BMS immuno-oncology collaboration and the funding we expect to receive under existing collaboration agreements will fund our projected operating requirements for more than two years. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to find new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:

•	the initiation, progress, timing, costs and results of preclinical and clinical studies for our product candidates and future product candidates we may develop;

•	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more studies than those that we currently expect;

•	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•	the effect of competing technological and market developments;

•	market acceptance of any approved product candidates;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing; and

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates for which we may receive regulatory approval and that we determine to commercialize ourselves or in collaboration with our partners.

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

We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development include:

•	delays in reaching an agreement with or failure in obtaining authorization from the FDA, or other regulatory authorities and institutional review boards, or IRBs;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities, or a decision by the FDA, other regulatory authorities, IRBs or the Company, or recommendation by a data safety monitoring board, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;

•	failure of our third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•	for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories and the transfer and validation of assays or tests to be used to identify selected patients;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	delays caused by patients dropping out of a trial due to side effects or disease progression;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials; or

•	changes in government regulations or administrative actions or lack of adequate funding to continue the clinical trials.

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

The success of our business depends primarily upon our ability to identify and validate new protein therapeutic targets, including through the use of our discovery platform, and identify, test, develop and commercialize protein therapeutics, which we may develop ourselves or in-license from others. Our research efforts may initially show promise in discovering potential new protein therapeutic targets or candidates, yet fail to yield product candidates for clinical development for a number of reasons, including because:

•	our research methodology, including our screening technology, may not successfully identify medically relevant protein therapeutic targets or potential product candidates;

•	we tend to identify and select from our discovery platform novel, untested targets in the particular disease indications we are pursuing, which may be challenging to validate because of the novelty of the target or we may fail to validate at all after further research work;

•	we may need to rely on third parties to generate antibody candidates for our product candidate programs;

•	we may encounter product manufacturing difficulties that limit yield or produce undesirable characteristics that increase the cost of goods, cause delays or make the product candidates unmarketable;

•	our product candidates may cause adverse effects in patients or subjects, even after successful initial toxicology studies, which may make the product candidates unmarketable;

•	our product candidates may not demonstrate a meaningful benefit to patients or subjects; and

•	our collaboration partners may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product.

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

Human Genome Sciences, Inc., which was acquired by GSK US in August 2012, and which we refer to as GSK-HGS, is responsible for the manufacturing of FP-1039 for GSK-HGS’s use in clinical trials. Under our license and collaboration agreement with GSK-HGS, we have the right to require GSK-HGS to manufacture and supply us with FP-1039 bulk drug substance and filled FP-1039 drug product. We have contracted with third parties for the manufacture of FPA008 and FPA144 bulk drug substance and drug product for Phase 1 clinical testing and labeling and distribution of FPA008 drug product for our Phase 1 clinical trial of FPA008.

We have not contracted with alternate suppliers in the event the current organizations we utilize are unable to scale production, or if we otherwise experience any problems with them. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may be delayed in the development of our product candidates.

Our reliance on third-party manufacturers subjects us to risks to which we would not be subject if we manufactured product candidates or products ourselves, including failure of the third party to abide by regulatory and quality assurance requirements, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including the third party’s failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.

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

We and certain of our partners plan to develop companion diagnostics for our therapeutic product candidates. We expect that, at least in some cases, the FDA and comparable foreign regulatory authorities may require the development and regulatory approval of a companion diagnostic as a condition to approving our therapeutic product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We do not currently have any agreements in place with any third party to develop or commercialize companion diagnostics for any of our therapeutic product candidates.

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

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing to present such false or fraudulent claims for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

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

In order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We may not obtain foreign regulatory approvals on a timely basis, if at all. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country or by one regulatory authority outside the United States does not ensure approval by regulatory authorities in any other country or jurisdiction or by the FDA, while a failure or delay in obtaining regulatory approval for any of our product candidates in one country may have a negative effect on the regulatory approval process in others and may significantly diminish the commercial prospects of that product candidate and our business prospects could decline. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, generally, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	the efficacy and safety profile of the product candidate, as demonstrated in clinical trials;

•	the timing of market introduction of the product candidate as well as competitive products;

•	the clinical indications for which the product candidate is approved;

•	acceptance of the product candidate as a safe and effective treatment by physicians, clinics and patients;

•	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration;

•	the frequency and severity of adverse events;

•	the effectiveness of sales and marketing efforts; and

•	unfavorable publicity relating to the product candidate.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, or any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, also imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to the U.S. Department of Health and Human Services ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physician or other healthcare provider or entity with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity, political and economic instability in the countries in which we operate and other events beyond our control, which could harm our business.

Our computer and other systems, or those of our partners, third-party CROs or other service providers, may fail or be interrupted, including due to fire, earthquake or other natural disasters, hardware, software, telecommunication or electrical failures or terrorism, or suffer security breaches, including due to computer viruses or unauthorized access, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research, pre-clinical or clinical data important to our discovery, research or development programs, interrupt the conduct of ongoing experiments or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our protein libraries, most of which we maintain at our headquarters. We maintain one copy of each of our protein libraries offsite in Central California. If both facilities were impacted by the same event, we could lose all our protein libraries, which would have a material adverse effect on our ability to perform our obligations under our discovery collaborations and discover new targets.

In addition, we are conducting a clinical trial in Europe. Political and economic relations between Russia and Ukraine are complex, and recent conflicts have arisen between their governments. Political, ethnic, historical and other differences have, on occasion, given rise to tensions and, in certain cases, military conflict between these countries, which could adversely affect normal economic activity and disrupt the economies of neighboring regions. A significant portion of Europe’s energy imports come from Russia, and in the event of a disruption of gas flow from Russia to countries in which we are conducting our clinical trial, our clinical trial could be interrupted and our business could be harmed.

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

Since 2006, we have entered into seven discovery collaborations with Boehringer Ingelheim GmbH, or Boehringer, Centocor Research and Development Inc., or Centocor, GSK US, GSK UK, Pfizer, UCB and BMS, under which we have developed and conducted cell-based and in vivo screens using our protein discovery platform. These discovery collaborations have provided us with approximately $109.7 million in non-equity funding through March 31, 2014, and allowed us to be less reliant on equity financing during this period. We currently have ongoing discovery collaborations with GSK US, GSK UK, UCB and BMS. As of March 31, 2014, we were eligible to receive up to an additional $19.3 million of research funding and technology access fees through 2017 under the GSK, UCB and BMS discovery collaborations. While we expect we will receive all of this funding and these fees, if GSK US, GSK UK, UCB or BMS terminate any of our discovery collaborations, we may not receive all or any of this $19.3 million, which would adversely affect our business or financial condition. The research obligations under each of our discovery collaborations with Boehringer, Centocor and Pfizer have ended. We have no ongoing performance obligations and do not expect to receive any significant additional payments under these discovery collaborations.

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

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our or our licensors’ or collaborators’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors or collaborators may not be able to prevent third parties from practicing our and our licensors’ or collaborators’ inventions in all countries outside the United States, or from selling or importing products made using our and our licensors’ or collaborators’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’ or collaborators’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we and our licensors or collaborators have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our and our licensors’ or collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In May 2011, the European Patent Office, or the EPO, granted European Patent No. 2092069, or the ‘069 patent, to Aventis Pharma S.A., or Aventis. The ‘069 patent claimed soluble fibroblast growth factor receptor Fc fusion proteins having certain levels of glycosylation, some of which claims could have been relevant to our FP-1039 product candidate. In February 2012, we filed an opposition to the ‘069 patent. In March 2013, we attended oral proceedings before the Opposition Division of the EPO and presented our arguments regarding our opposition to the ‘069 patent. In April 2013, the Opposition Division of the EPO published an Interlocutory Decision regarding the outcome of the oral proceedings. In the Interlocutory Decision, the EPO maintained certain claims of the ‘069 patent covering FGFR2 fusion proteins, but not FGFR1 fusion proteins such as FP-1039. We and Aventis had the right until June 18, 2013 to appeal the Opposition Division’s April 2013 decision; however, neither we nor Aventis appealed this decision and this proceeding has concluded. Aventis has pursued claims in other countries that are similar to those originally granted by the EPO in the ‘069 patent and we may need to initiate similar opposition or other legal proceedings in other jurisdictions with respect to patents that may issue with similar scope of claims as those originally granted in the ‘069 patent. If we unsuccessfully oppose Aventis’ similar patents in a country, we could be required to obtain a license from Aventis to continue developing and commercializing FP-1039 in that country.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $22.99, through May 5, 2014. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

•	the success of competitive products or technologies;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcements or expectations of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry and market conditions.

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

As of March 31, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 23.0% of our common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:

•	the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•	the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

•	any rules that the Public Company Accounting Oversight Board may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

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

We currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act so long as we qualify as an “emerging growth company.” For example, we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the Securities and Exchange Commission, or SEC, which may make it more difficult for investors and securities analysts to evaluate us. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Certain of our existing stockholders are subject to lock-up agreements with the underwriters of our Follow-on Public Offering that restrict the stockholders’ ability to transfer shares of our common stock during the lock-up period. Subject to limitations, at the close of trading on May 7, 2014, approximately 6,774,130 shares, which are currently subject to lock-up agreements, will become eligible for sale.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

In March 2014, in connection with entering into the immuno-oncology collaboration, BMS purchased from us and we issued to BMS 994,352 shares of our common stock at a price per share of $21.16. The issuance of these shares was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as a transaction by an issuer not involving a public offering.

Use of Proceeds

Initial Public Offering

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated September 18, 2013, filed with the SEC pursuant to Rule 424(b)(4) pursuant to the Securities Act.

Follow-on Public Offering

On February 12, 2014, we completed our Follow-on Public Offering and issued 3,450,000 shares of our common stock at an offering price of $12.50 per share, which includes shares we issued pursuant to our underwriters’ exercise of their over-allotment option. We received net proceeds from the Follow-on Public Offering of approximately $40.1 million, after deducting underwriting discounts and commissions of approximately $2.6 million and estimated expenses of approximately $0.4 million. None of the expenses associated with the Follow-on Public Offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Jefferies LLC, BMO Capital Markets and Wells Fargo Securities, LLC acted as joint book-running managers and Guggenheim Securities, LLC acted as co-manager for the offering.

The shares of our common stock began trading on the NASDAQ Global Select Market on February 7, 2014. The shares were registered under the Securities Act on Registration Statements on Form S-1 (Registration No. 333-193491).

There has been no material change in the planned use of proceeds from our Follow-on Public Offering as described in our final prospectus dated February 7, 2014, filed with the SEC pursuant to Rule 424(b)(4) pursuant to the Securities Act.

As of March 31, 2014, we have used approximately $7.3 million of the net offering proceeds from our IPO and our Follow-on Public Offering primarily to fund pre-clinical and clinical activities for FPA008 and pre-clinical activities for FPA144.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc.
(Registrant)

Date:	May 12, 2014	/s/ Lewis T. Williams
Lewis T. Williams
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2014	/s/ Marc L. Belsky
Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36070), as filed with the SEC on September 23, 2013).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on September 4, 2013).

10.1*	Research Collaboration and License Agreement, dated as of March 14, 2014, by and between the Company and Bristol-Myers Squibb Company.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.