Form 10-Q
period 2014-06-30
FIVE PRIME THERAPEUTICS INC
filed 2014-08-07
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

or

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

As of August 5, 2014, the number of outstanding shares of the registrant’s common stock was 21,520,554.

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

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	JUNE 30, 2014	DECEMBER 31, 2013
Assets
Current assets:
Cash and cash equivalents	$13,059	$8,161
Marketable securities	127,522	67,561
Receivable from collaborative partners	177	296
Prepaid and other current assets	1,257	1,640

Total current assets	142,015	77,658
Property and equipment, net	3,957	3,744
Other long-term assets	442	389

Total assets	$146,414	$81,791

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$767	$348
Accrued personnel-related expenses	2,319	2,957
Other accrued liabilities	4,834	2,056
Deferred revenue, current portion	11,647	7,913
Deferred rent, current portion	590	549

Total current liabilities	20,157	13,823
Deferred revenue, long-term portion	22,961	7,123
Deferred rent, long-term portion	1,830	2,146
Other long-term liabilities	560	673
Commitments
Stockholders’ equity:
Common stock	21	17
Preferred stock	—	—
Additional paid-in capital	270,928	209,580
Accumulated other comprehensive income	41	3
Accumulated deficit	(170,084)	(151,574)

Total stockholders’ equity	100,906	58,026

Total liabilities and stockholders’ equity	$146,414	$81,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration revenue	$4,981	$3,549	$8,527	$6,524
Operating expenses:
Research and development	11,873	8,585	20,799	16,515
General and administrative	3,024	2,386	6,304	4,778

Total operating expenses	14,897	10,971	27,103	21,293

Loss from operations	(9,916)	(7,422)	(18,576)	(14,769)
Interest income	55	13	91	28
Other income (expense), net	(5)	135	(25)	420

Net loss	$(9,866)	$(7,274)	$(18,510)	$(14,321)

Basic and diluted net loss per common share	$(0.46)	$(5.82)	$(0.92)	$(11.55)

Shares used to compute basic and diluted net loss per common share	21,465	1,250	20,160	1,240

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(9,866)	$(7,274)	$(18,510)	$(14,321)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	22	(4)	38	(6)

Comprehensive loss	$(9,844)	$(7,278)	$(18,472)	$(14,327)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statement of Cash Flows

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(18,510)	$(14,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	772	855
Stock-based compensation expense	1,376	1,035
Amortization of premium on marketable securities	628	209
Revaluation of preferred stock warrant liability	—	(420)
Changes in operating assets and liabilities:
Receivable from collaborative partners	119	255
Prepaid, other current assets, and other long-term assets	(33)	(157)
Accounts payable	419	(213)
Accrued personnel-related expenses	(638)	(575)
Deferred revenue	19,660	4,228
Deferred rent	(275)	126
Other accrued liabilities and other long-term liabilities	2,940	364

Net cash provided by (used in) operating activities	6,458	(8,614)
Investing activities
Purchases of marketable securities	(106,451)	(11,577)
Maturities of marketable securities	45,900	18,685
Purchases of property and equipment	(985)	(524)

Net cash (used in) provided by investing activities	(61,536)	6,584
Financing activities
Proceeds from public offering of common stock, net	40,099	—
Proceeds from the sale of common stock to collaborative partner	18,629	—
Payments of financing costs for an initial public offering	—	(546)
Proceeds from issuance of common stock under equity incentive plans	1,248	88
Payments under capital lease obligation	—	(8)

Net cash provided by (used in) financing activities	59,976	(466)

Net increase (decrease) in cash and cash equivalents	4,898	(2,496)
Cash and cash equivalents at beginning of period	8,161	11,391

Cash and cash equivalents at end of period	$13,059	$8,895

Supplemental schedule of noncash financing activities
Accrued and deferred offering costs	—	$967

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

June 30, 2014

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

Unaudited Interim Financial Information

The accompanying financial information as of June 30, 2014 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2013 Condensed Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission.

Follow-on Public Offering

In February 2014, we completed a public offering of 3,450,000 shares of our common stock, or our Follow-on Public Offering, which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option. We received net proceeds of $40.1 million, after underwriting discounts, commissions and offering expenses, from the Follow-on Public Offering.

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

Reclassifications

We have reclassified certain prior period amounts to conform to the current period presentation. We reclassified certain liabilities, primarily those related to unbilled receipts, from accounts payable to other accrued liabilities on the balance sheets and made related conforming reclassifications on the statement of cash flows.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. As of June 30, 2013, our Level 3 liability consists of a preferred stock warrant liability that we measured at estimated fair value.

The following table summarizes, for assets and the liability recorded at fair value, the respective fair values and the classifications by level of input within the fair value hierarchy defined above (in thousands):

	JUNE 30, 2014
		BASIS OF FAIR VALUE MEASUREMENTS
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$8,651	$8,651	$—	$—
U.S. Treasury securities	102,630	102,630	—	—
U.S. government agency securities	24,892	—	24,892	—

Total cash equivalents and marketable securities	$136,173	$111,281	$24,892	$—

	DECEMBER 31, 2013
		BASIS OF FAIR VALUE MEASUREMENTS
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$6,456	$6,456	$—	$—
U.S. Treasury securities	18,852	18,852	—	—
U.S. government agency securities	48,709	—	48,709	—

Total cash equivalents and marketable securities	$74,017	$25,308	$48,709	$—

We estimated the fair value of the preferred stock warrant liability using the Black-Scholes option-pricing model, or OPM. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the price of the underlying stock. As of June 30, 2013, as more certainty developed regarding a possible initial public offering, we began transitioning the valuation methodology for the preferred stock warrant liability for those warrants that would expire upon the initial public offering from the OPM to a probability-weighted expected return method, or PWERM. We continued to value the warrants that would not expire upon the initial public offering using the OPM. The PWERM is a scenario-based analysis that estimates the value of each class of equity, including the preferred stock warrants, on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the rights of each equity class. The PWERM estimates the value of each equity class under each of three possible future scenarios—initial public offering, sale and remain a private company. The value under each scenario is then probability weighted and the resulting weighted values summed to determine the fair value per share of each equity class. In connection with the completion of our initial public offering in September 2013, or our IPO, substantially all of the warrants were automatically net exercised for a total of 4,376 shares of common stock, pursuant to the terms of the warrants and the remaining outstanding warrant to purchase Series A convertible preferred stock converted into a warrant to purchase 2,304 shares of common stock at $12.30 per share, automatically net exercised for a total of 768 shares of common stock on January 26, 2014.

The change in the estimated fair value of the preferred stock warrant liability is summarized below (in thousands):

SIX MONTHS ENDED JUNE 30, 2013
Balance, beginning	$563
Change in fair value recorded in other income, net	(420)

Balance, ending	$143

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. We did not include potentially dilutive securities consisting of stock options, preferred stock warrants common stock warrants and convertible preferred stock in the diluted net loss per common share calculations for all periods presented because the inclusion of such shares would have had an antidilutive effect. The convertible preferred stock contains certain participation rights.

We excluded the following securities from the calculation of diluted net loss per share as the effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred stock	—	9,929	—	9,929
Options to purchase common stock	2,141	2,216	2,177	2,426
Warrants to purchase convertible preferred stock	—	84	—	84

	2,141	12,229	2,177	12,439

Deferred Offering Costs

We capitalize deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to our IPO. We offset the deferred offering costs against our initial public offering proceeds upon the consummation of our IPO in September 2013. As of June 30, 2013, $1.5 million of deferred offering costs were capitalized in other long-term assets on our balance sheets.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. We are currently evaluating the effect the adoption of ASU 2014-09 will have on our financial statements.

3.	Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	JUNE 30, 2014
	AMORTIZED COST BASIS	UNREALIZED GAINS	UNREALIZED LOSSES	ESTIMATED FAIR VALUE
	(unaudited)
Money market funds	$8,651	$—	$—	$8,651
U.S. Treasury securities	102,595	38	(3)	102,630
U.S. government agency securities	24,886	6	—	24,892

	136,132	44	(3)	136,173
Less: cash equivalents	(8,651)	—	—	(8,651)

Total marketable securities	$127,481	$44	$(3)	$127,522

	December 31, 2013
	AMORTIZED COST BASIS	UNREALIZED GAINS	UNREALIZED LOSSES	ESTIMATED FAIR VALUE
Money market funds	$6,456	$—	$—	$6,456
U.S. Treasury securities	18,848	4	—	18,852
U.S. government agency securities	48,709	3	(3)	48,709

	74,013	7	(3)	74,017
Less: cash equivalents	(6,456)	—	—	(6,456)

Total marketable securities	$67,557	$7	$(3)	$67,561

As of June 30, 2014, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Debt securities maturing:
In one year or less	$102,079	$102,104
In one to two years	34,053	34,069

Total marketable securities	$136,132	$136,173

We determined that the gross unrealized losses of $3,000 on our marketable securities as of June 30, 2014 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at June 30, 2014. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our stock plans and related information:

	OPTIONS OUTSTANDING
	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE
Balance at December 31, 2013	2,236,997	$6.09
Options granted	139,820	$13.24
Options exercised	(159,161)	$5.23
Options forfeited	(19,931)	$7.19

Balance at June 30, 2014	2,197,725	$6.60

Options exercisable	1,344,411	$5.80

As of June 30, 2014, there were 4,013,766 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

As of June 30, 2014, options to purchase 2,174,205 shares of common stock were outstanding, which are fully vested or expected to vest with a weighted-average exercise price of $6.58 per share and a weighted-average remaining contractual term of 7.1 years. As of June 30, 2014, the weighted-average remaining contractual term for options exercisable was 6.2 years.

Stock-Based Compensation

We calculate employee stock-based compensation expense based on awards ultimately expected to vest reduced by estimated forfeitures. We estimate forfeitures at the time of grant and revise forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$369	$188	$729	$400
General and administrative	371	223	647	635

Total	$740	$411	$1,376	$1,035

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

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (years)	5.3-6.1	6.0	5.3-6.1	5.0-6.1
Expected volatility	85%	85%	85%	85%
Risk-free interest rate	1.6-1.9%	1.2%	1.6-1.9%	0.8-1.2%
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2014, we had $4.5 million of total unrecognized compensation expense related to nonvested employee and director stock options that we expect to recognize over a weighted-average period of 2.3 years.

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

We applied the Financial Accounting Standards Board Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the immuno-oncology collaboration. In accordance with this guidance, we concluded that we should account for the immuno-oncology collaboration as a single unit of accounting and recognize the immuno-oncology collaboration consideration in the same manner as the final deliverable, which is research service. The $20.0 million upfront payment was recorded as deferred revenue and is being recognized over the five-year research period under the collaboration. In addition, BMS agreed to pay us $9.5 million of research funding over the initial three-year research program term. We received $1.3 million of research funding during the six months ended June 30, 2014 related to research we performed under the immuno-oncology collaboration.

We are eligible to receive certain contingent payments with respect to each target subject to the immuno-oncology collaboration and royalties on sales of products related to such targets, if any.

In accordance with ASU No. 2010-17, Milestone Method of Revenue Recognition, we determined that the remaining contingent payments under the immuno-oncology collaboration do not constitute milestone payments and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments under the collaboration do not meet the definition of a milestone under ASU 2010-17 because the achievement of these events solely depends on BMS’s performance. Any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to the collaboration. If we have no remaining performance obligations under the immuno-oncology collaboration at the time the contingent payment is triggered, we would recognize the contingent payment as revenue in full upon the triggering event.

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

During the three and six months ended June 30, 2014, we recognized $1.9 million and $2.1 million, respectively, of revenue under the immuno-oncology collaboration. As of June 30, 2014, we had deferred revenue relating to the immuno-oncology collaboration of $21.5 million.

The immuno-oncology collaboration will terminate upon the expiration of all payment obligations under the collaboration. In addition, BMS may terminate the immuno-oncology collaboration in its entirety or on a collaboration target-by-collaboration target basis at any time with advance written notice and either party may terminate the collaboration in its entirety, or on a collaboration target-by-collaboration target basis with written notice for the other party’s material breach if such party fails to cure the breach or immediately upon certain insolvency events.

GlaxoSmithKline

Respiratory Diseases Discovery Collaboration

In April 2014, we amended our research collaboration and license agreement, referred to as the respiratory diseases collaboration, with Glaxo Group Limited, or GSK UK, that we originally entered into in April 2012 to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease function. Pursuant to the respiratory diseases collaboration, GSK UK has an option to elect to include additional screening assays under the research plan. The amendment allows GSK UK to terminate any additional screening assay it elects under the research plan within six months of so electing. Concurrent with the amendment, GSK UK exercised its option and expanded the research plan to include two additional screening assays. In connection with GSK UK’s exercise of its option, we are entitled to receive up to $1.0 million in additional research funding in 16 equal quarterly payments for each additional screening assay, for a total of up to $2.0 million in additional research funding for both additional screening assays in the event that GSK UK does not terminate either additional screening assay by October 2014. The $2.0 million in additional research funding is amortized over the remaining research period.

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

Overview

Five Prime Therapeutics, Inc. (we, us, our, FivePrime, or the Company) is a clinical-stage biotechnology company focused on discovering and developing novel protein therapeutics. Protein therapeutics are antibodies or drugs developed from extracellular proteins or protein fragments that block disease processes, including cancer and inflammatory diseases. We have developed a library of more than 5,700 human extracellular proteins, which we believe represent substantially all of the body’s medically important targets for protein therapeutics. We screen this comprehensive library with our proprietary high-throughput protein screening technologies to identify new targets for protein therapeutics. This platform has allowed us to develop a pipeline of novel product candidates for cancer and inflammatory diseases and to generate over $270.7 million under our collaboration arrangements through June 30, 2014.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended 2011, due to collaboration revenues from product candidates under collaboration agreements with third parties. For the six months ended June 30, 2014 and for the year ended December 31, 2013, we reported a net loss of $18.5 million and $28.9 million, respectively. As of June 30, 2014, we had an accumulated deficit of $170.1 million.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Second Quarter 2014 and Other Recent Highlights

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

GlaxoSmithKline, or GSK US, continues to actively enroll patients in all three arms of the Phase 1b clinical trial of FP-1039/GSK3052230 and add sites globally. Arm C of this trial, in which FP-1039 is being combined with front-line chemotherapy for malignant pleural mesothelioma, is open and patients have been enrolled.

During the second quarter, we completed testing of multiple ascending doses of FPA008 in healthy volunteers in our Phase 1 clinical trial of FPA008. By the end of 2014, we expect to report pharmacokinetic, safety and biomarker data from healthy volunteers and begin dosing patients with rheumatoid arthritis in this Phase 1 trial.

We completed GMP manufacturing of FPA144 drug substance to supply our planned Phase 1 clinical trial and selected a central lab partner for the molecular diagnostic tests that will be used in the Phase 1 clinical trial.

Product Pipeline

The following table summarizes key information about our three most advanced product candidates:

PRODUCT CANDIDATE	INDICATION	COMMERCIAL RIGHTS	STAGE OF DEVELOPMENT AND ANTICIPATED MILESTONES

FP-1039	FGFR1 gene-amplified tumors, e.g., squamous non-small cell lung cancer (NSCLC), and FGF-2 overexpressing tumors, e.g., malignant pleural mesothelioma (MPM)	GlaxoSmithKline: U.S., EU and Canada Five Prime: Co-promote in U.S.; retained rest of world rights

•   Phase 1b clinical trial underway, consisting of Arms A and B in squamous NSCLC and Arm C in MPM

•   Phase 1b clinical results from the dose escalation parts of the squamous non-small cell lung cancer arms A & B are expected by the end of 2014.

FPA008	Rheumatoid arthritis; other inflammatory and fibrotic diseases and cancer	Five Prime: Global

•   Phase 1 clinical trial underway

•   Preliminary Phase 1 clinical trial data from healthy volunteers expected by end of 2014

•   Advancement to dosing in RA patients expected by the end of 2014.

•   Expect to announce a second indication by year end

FPA144	FGFR2 gene-amplified or FGFR2b protein over-expressing tumors, e.g., gastric cancer	Five Prime: Global	• Phase 1 clinical trial planned to commence by the end of 2014

Financial Overview

Collaboration Revenue

We have not generated any revenue from product sales. Our revenue to date has been derived from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners, including GSK US, GSK UK,UCB, Pfizer Inc., or Pfizer, and Bristol-Myers Squibb Company, or BMS.

Summary Revenue by Collaboration Partner

The following is a comparison of collaboration revenue for the three and the six months ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in millions)	2014	2013	2014	2013
R&D Funding
Glaxo Group Limited	$1.0	$0.8	$1.7	$1.5
GlaxoSmithKline LLC	0.3	0.9	0.8	1.7
UCB Pharma S.A.	0.1	—	0.1	—
Bristol-Myers Squibb Company	0.8	—	0.8	—
Other	—	—	0.1	0.1
Ratable Revenue Recognition
Glaxo Group Limited	0.6	0.6	1.3	1.3
GlaxoSmithKline LLC	0.3	0.6	0.9	1.2
UCB Pharma S.A.	0.8	0.6	1.4	0.7
Bristol-Myers Squibb Company	1.1	—	1.3	—
Milestone and Contingent Payments
GlaxoSmithKline LLC	—	—	0.1	—

Total	$5.0	$3.5	$8.5	$6.5

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations or any new collaborations we may enter into.

Research and Development

Research and development expenses consist of costs we incur in performing internal and collaborative research and development activities. Expenses incurred related to collaborative research and development agreements approximate the revenue recognized under these agreements. Research and development costs consist of salaries and benefits, including associated stock-based compensation, lab supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities, including manufacturing, on our behalf.

We are conducting research and development activities on several oncology and inflammatory disease targets.

We have a research and development team that designs, manages and evaluates the results of all of our research and development activities. We conduct nearly all of the core target discovery and early research and preclinical activities internally and rely on third parties, such as clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, for the execution of certain of our research and development activities, such as toxicology studies, drug substance and drug product manufacturing and the conduct of clinical trials. We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, our costs are often related to improving our discovery platform or preliminary screening activities and are not necessarily allocable to a specific target. We assign costs for such activities to a distinct non-program related project code. We allocate research management, overhead, common usage laboratory supplies and facility costs on a full-time equivalent basis.

The following is a comparison of research and development expenses for the three and the six months ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in millions)	2014	2013	2014	2013
Product programs:
FP-1039	$0.2	$0.3	$0.3	$0.5
FPA008	1.6	2.7	3.8	4.9
FPA144	5.1	1.8	6.7	2.6
Early preclinical programs, collectively	—	0.2	0.3	2.1

Subtotal pipeline	6.9	5.0	11.1	10.1
Product and discovery collaborations	3.3	2.9	6.0	4.8
Early research and discovery	1.7	0.7	3.7	1.6

Total research and development expenses	$11.9	$8.6	$20.8	$16.5

We expect our research and development expenses to increase as we expand our internal cancer immunotherapy discovery and research efforts, advance our development programs further and advance additional drug candidates into clinical development, in particular as we increase the number and size of our clinical trials. We began a Phase 1 clinical trial for FPA008 in October 2013 and expect to begin a Phase 1 clinical trial for FPA144 in selected patients by the end of 2014. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We or our partners may never succeed in achieving marketing approval for any of our drug candidates. Numerous factors may affect the probability of success for each drug candidate, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

FP-1039, our most-advanced product candidate, which is being funded and performed by GlaxoSmithKline, entered Phase 1b clinical development in July 2013, FPA008 entered Phase 1 clinical development in October 2013 and our other product candidates are in preclinical development; therefore the successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the outcome of research, nonclinical and clinical activities of each drug candidate, as well as ongoing assessment as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional product collaborations in the future in order to complete the development and commercialization of our drug candidates.

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

We expect that our general and administrative expenses to increase as we incur additional costs associated with being a publicly traded company, including legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing, prosecuting and maintaining patent applications, to increase as our intellectual property portfolio expands.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 26, 2014. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended June 30, 2014 and 2013

	THREE MONTHS ENDED JUNE 30,
(in millions)	2014	2013
Collaboration revenue	$5.0	$3.5
Operating expenses:
Research and development	11.9	8.6
General and administrative	3.0	2.4

Total operating expenses	14.9	11.0
Interest income	—	—
Other income, net	—	0.1

Net loss	$(9.9)	$(7.3)

Collaboration Revenue

Collaboration revenue increased by $1.5 million, or 42.9%, to $5.0 million for the three months ended June 30, 2014 from $3.5 million for three months ended June 30, 2013. This increase was primarily due to $1.9 million in revenue recognized under our immuno-oncology collaboration with BMS entered into in March 2014, a $0.3 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB entered into in March 2013, a $0.2 million increase in revenue recognized under our respiratory diseases collaboration with GSK UK, offset by a $0.9 million decrease in revenue from our research collaboration and license agreement, referred to as the muscle diseases collaboration, with GSK US, the original term of which ended in July 2013.

Research and Development

Our research and development expenses increased by $3.3 million, or 38.4%, to $11.9 million for the three months ended June 30, 2014 from $8.6 million for the three months ended June 30, 2013. This increase was primarily due to an increase of $3.3 million, including $1.5 million of milestone costs under our exclusive license agreement with Galaxy Biotech, LLC, related to advancing our FPA144 program towards a phase 1 clinical trial and a $1.0 million increase in early research and discovery costs related to cancer immunotherapy. These increases were partially offset by a decrease of $1.1 million in costs related to our FPA008 program due to FPA008 manufacturing costs incurred during the three months ended June 30, 2013 that were not incurred during the three months ended June 30, 2014.

General and Administrative

Our general and administrative expenses increased by $0.6 million, or 25.0%, to $3.0 million for the three months ended June 30, 2014, from $2.4 million for the three months ended June 30, 2013, primarily due to a $0.4 million increase in public company-related expenses and $0.1 million increase in stock-based compensation costs.

Other Income, Net

Other income, net, was zero and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. The $0.1 million other income in the second quarter of 2013 primarily relates to the re-measurement of the preferred stock warrant liability. The entire preferred stock warrant liability was reclassified to permanent equity as a result of the closing of our IPO in September 2013.

Comparison for the Six Months Ended June 30, 2014 and 2013

	SIX MONTHS ENDED JUNE 30,
(in millions)	2014	2013
Collaboration revenue	$8.5	$6.5
Operating expenses:
Research and development	20.8	16.5
General and administrative	6.3	4.7

Total operating expenses	27.1	21.2
Interest income	0.1	—
Other income, net	—	0.4

Net loss	$(18.5)	$(14.3)

Collaboration Revenue

Collaboration revenue increased by $2.0 million, or 30.8%, to $8.5 million for the six months ended June 30, 2014 from $6.5 million for six months ended June 30, 2013. This increase was primarily due to $2.1 million in revenue recognized under our immuno-oncology collaboration with BMS entered into in March 2014, a $0.8 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB entered into in March 2013, a $0.2 million increase in revenue recognized under our respiratory diseases collaboration with GSK UK, offset by a $1.1 million decrease in revenue from our research collaboration and license agreement, referred to as the muscle diseases collaboration, with GSK US, the original term of which ended in July 2013.

Research and Development

Our research and development expenses increased by $4.3 million, or 26.1%, to $20.8 million for the six months ended June 30, 2014 from $16.5 million for the six months ended June 30, 2013. This increase was primarily due to an increase of $4.1 million, including $1.5 million of milestone costs under our exclusive license agreement with Galaxy Biotech, LLC, related to advancing our FPA144 program towards a phase 1 clinical trial, a $2.1 million increase in early research and discovery costs related to cancer immunotherapy and a $1.2 million increase in our discovery collaboration costs due to entering into the immuno-oncology collaboration in March 2014 and the fibrosis and CNS collaboration in March 2013, offset by a decrease of $1.1 million in costs related to our FPA008 program due to manufacturing costs incurred during the first half of 2013 and a decrease of $1.8 million in costs incurred in our early preclinical programs due to a reduction in the number of programs we are actively pursuing.

General and Administrative

Our general and administrative expenses increased by $1.6 million, or 34.0%, to $6.3 million for the six months ended June 30, 2014, from $4.7 million for the six months ended June 30, 2013, primarily due to a $1.0 million increase in public company-related expenses and legal fees, including legal fees related to the immuno-oncology collaboration with BMS, and a $0.2 million increase in stock-based compensation costs.

Other Income, Net

Other income, net, was zero and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. The $0.4 million other income through June 30, 2013 primarily relates to the re-measurement of the preferred stock warrant liability. The entire preferred stock warrant liability was reclassified to permanent equity as a result of the closing of our IPO in September 2013.

Liquidity and Capital Resources

On September 23, 2013, we completed our IPO, which resulted in the sale of 4,800,000 shares of our common stock at a price of $13.00 per share. On September 26, 2013 the underwriters of our IPO exercised their over-allotment option in full to purchase an additional 720,000 shares of common stock at a price of $13.00 per share. We received net proceeds from the IPO of $63.8 million after deducting underwriting discounts and commissions paid by us. In connection with the IPO, two outstanding preferred stock warrants net exercised and all of our outstanding convertible preferred stock automatically converted to common stock on a one-for one basis on September 23, 2013.

On February 12, 2014, we completed our Follow-on Public Offering, which resulted in the sale of 3,450,000 shares, at a price of $12.50 per share, including the full exercise of the underwriters’ option to purchase an additional 450,000 shares of common stock. We received net proceeds from the offering of $40.1 million after deducting underwriting discounts, offering expenses and commissions paid by us.

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

Since our inception and through June 30, 2014, we have raised an aggregate of $469.4 million to fund our operations, including $186.2 million under our collaboration agreements, $66.7 million from our IPO, $40.5 million from our Follow-on Public Offering, $84.5 million from the sale of common stock and convertible preferred stock to discovery collaboration partners, $89.9 million from the sale of convertible preferred stock to parties other than our discovery collaboration partners and $1.6 million from the sale of our common stock other than in connection with our IPO or Follow-On Public Offering. As of June 30, 2014, we had $13.1 million in cash and cash equivalents and $127.5 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasuries and U.S. government agencies securities with maturities of 18 months or less.

In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. Our rights to payment under our collaboration agreements are our only committed external source of funds.

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

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, that we can generate substantial product revenues, we expect to finance our cash needs through collaboration arrangements and, if necessary, equity or debt financings. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of June 30, 2014, and funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements for more than two years, without giving effect to any potential contingent payments we may receive under our existing collaboration agreements or any new collaboration agreements that we may enter into. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly and the timing of progress and expenses in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2014 and 2013:

	SIX MONTHS ENDED JUNE 30,
(in millions)	2014	2013
Net cash provided by (used in) operating activities	$6.5	$(8.6)
Net cash (used in) provided by investing activities	(61.5)	6.6
Net cash provided by (used in) financing activities	60.0	(0.5)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $6.5 million during the six months ended June 30, 2014. The net loss of $18.5 million was offset by non-cash charges of $0.8 million for depreciation and amortization, $1.4 million for stock-based compensation expense and $0.6 million for amortization of premium on marketable securities. The net change in operating assets and liabilities was $22.2 million, including $19.7 million of deferred revenue primarily related to the $20 million payment by a collaborative partner in April 2014. Net cash used in operating activities was $8.6 million during the six months ended June 30, 2013. The net loss of $14.3 million was offset by non-cash charges of $0.9 million for depreciation and amortization, $1.0 million for stock-based compensation expense, $0.2 million for amortization of premium on marketable securities and a $0.4 million non-cash gain for the revaluation of preferred stock warrant liabilities. The net change in operating assets and liabilities was $4.0 million, including $4.2 million of deferred revenue primarily related to the $6.0 million upfront payment and $2.2 million technology access fee received from the fibrosis and CNS collaboration in March 2013.

The increase in cash provided by operating activities for the six months ended June 30, 2014, as compared to June 30, 2013, was primarily due to our entry into the immuno-oncology collaboration with BMS in March 2014, in connection with which we received an upfront fee of $20.0 million in April 2014.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Purchases of property and equipment were $1.0 million for the six month period ended June 30, 2014 and $0.5 million for the six months ended June 30, 2013. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $60.0 million during the six months ended June 30, 2014 primarily related to the Follow-on Public Offering of our common stock, which resulted in the sale of 3,450,000 shares of common stock at a price of $12.50 per share, which resulted in cash proceeds of $40.1 million after deducting underwriting discounts and commissions and expenses. Also, in connection with the immuno-oncology collaboration, BMS purchased 994,352 shares of our common stock at a price of $21.16, for an aggregate purchase price of $21.0 million in March 2014, of which $2.4 million was considered to be an implied premium and was allocated to the deliverables under the immuno-oncology collaboration, resulting in $18.6 million being allocated to common stock. Additionally, we received $1.2 million from employee stock option exercises for the six months ended June 30, 2014.

Net cash used in financing activities of $0.5 million during the six months ended June 30, 2013 primarily reflects financing costs relating to our initial public offering less cash received from employee stock option exercises.

Contractual Obligations and Contingent Liabilities

During the six months ended June 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2014, we had cash and cash equivalents and marketable securities of $140.6 million consisting of bank deposits, interest-bearing money market accounts, U.S. Treasuries and U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity and therefore we do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended 2011 due to collaboration revenues from product candidates that we partnered. For the six months ended June 30, 2014, we reported a net loss of $18.5 million. As of June 30, 2014, we had an accumulated deficit of $170.1 million.

We expect to continue to incur significant losses for the foreseeable future and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently have no source of product revenue and may never become profitable.

To date, we have not generated any revenues from commercialization of our product candidates. Our ability to generate product revenue and ultimately become profitable depends upon our ability, alone or with our partners, to successfully commercialize products, including any of our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our partners’ ability to:

•	successfully complete research and clinical development of current and future product candidates;

•	establish and maintain supply and manufacturing relationships with third parties and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	launch and commercialize future product candidates for which we obtain marketing approval, if any, and if launched independently, successfully establish a sales force, marketing and distribution infrastructure;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•	achieve market acceptance for our or our partners’ products, if any;

•	establish, maintain and protect our intellectual property rights; and

•	attract, hire and retain qualified personnel.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into clinical trials. We believe that our existing cash and cash equivalents and the funding we expect to receive under existing collaboration agreements will fund our projected operating requirements for more than two years. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to find new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. Raising additional funds through the issuance of additional debt or equity securities could result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets. To date, we have two product candidates, FP-1039 and FPA008, in clinical development and one candidate, FPA144, in preclinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to identify and validate new targets and identify and advance preclinical product candidates into clinical development. The outcome of target discovery and validation efforts and preclinical studies may not predict the success of clinical trials. Moreover, preclinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed in clinical development. Our inability to successfully identify and validate new targets and complete preclinical development could result in additional costs to us or impair our ability to generate product revenues or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of future product candidates, we or our partners must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. Despite the results reported in our Phase 1 clinical trial for FP-1039 and in preclinical studies for our other product candidates, we do not know whether the clinical trials we or our partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates in any particular jurisdiction or jurisdictions. If later-stage clinical trials do not produce favorable results, our or our partners’ ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

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

We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development include:

•	delays in reaching an agreement with or failure in obtaining authorization from the FDA or other regulatory authorities and institutional review boards, or IRBs;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities, or a decision by the FDA, other regulatory authorities, IRBs or us, or recommendation by a data safety monitoring board, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;

•	failure of third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•	for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories and the transfer and validation of assays or tests to be used to identify selected patients;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	delays caused by patients dropping out of a trial due to side effects or disease progression;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials; or

•	changes in government regulations or administrative actions or lack of adequate funding to continue the clinical trials.

Any inability of us or our partners to timely complete clinical development could result in additional costs to us or impair our ability to generate product revenues or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

If we or our partners are unable to timely enroll patients in clinical trials, we will be unable to complete these trials on a timely basis.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations and civil and criminal sanctions by the government. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing to present such false or fraudulent claims for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

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

Although there are no approved therapies that specifically target the signaling pathways our product candidates are designed to modulate or inhibit, there are numerous currently approved therapies for treating the same diseases or indications for which our product candidates may be useful and many of these currently approved therapies act through mechanisms similar to our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

If FP-1039, our lead product candidate, were approved for the treatment of squamous non-small cell lung cancer, it could face competition from currently approved and marketed products, including carboplatin, cisplatin, paclitaxel, docetaxel, gemcitabine and Tarceva® (erlotinib). Further competition could arise from products currently in development, including several small molecules that act in the same pathway as FP-1039, including Novartis AG’s BGJ-398, AstraZeneca plc’s AZD-4547, Eli Lilly and Company’s LY¬2874455, ArQule Inc.’s ARQ-087, Clovis Oncology/Les Laboratoires Servier/EOS S.p.A.’s lucitanib and Janssen Pharmaceuticals, Inc.’s JNJ-42756493. Additionally, we could face competition from other agents, such as cancer immunotherapeutics, that are being developed to treat patients with squamous non-small cell lung cancer. Some of these programs have been advanced further in clinical development than FP-1039 and could receive approval before FP-1039 is approved, if it is approved at all.

If FPA008 were approved for the treatment of rheumatoid arthritis, it could face competition from currently approved and marketed products, including Humira®, Remicade® (infliximab) and Enbrel® (etanercept). Further competition could arise from products currently in development, including Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX5622 product, Roche’s RG7155 antibody, and Janssen’s JNJ-40346527, each of which act in the same pathway as FPA008. If FPA008 were approved in other indications, such as other inflammatory disorders, fibrotic disorders or cancer, we could face competition in those settings as well.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently approved and marketed products, including 5-fluorouracil, capecitabine, doxorubicin, cisplatin and docetaxel, all of which are available as generics. Further competition could arise from Eli Lilly and Company’s CYRAMZATM (ramucirumab) product and from products currently in development, including AstraZeneca plc’s AZD-4547 and Bayer’s BAY1179470, an FGFR2 antibody.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that Medicare will cover in any therapeutic class under the new Medicare Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, a law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010 and revising the definition of “average manufacturer price,” or AMP, for reporting purposes, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. The Centers for Medicare and Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid drug rebates to the utilization that occurs in the U.S. territories, such as Puerto Rico and the Virgin Islands. Also effective in 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase. Furthermore, as of 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. Notably, a significant number of provisions are not yet, or have only recently become, effective. Although it is too early to determine the full effect of the Affordable Care Act, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, or any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, also imposes obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to the U.S. Department of Health and Human Services ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our computer and other systems, or those of our partners, third-party CROs or other service providers, may fail or be interrupted, including due to fire, earthquake or other natural disasters, hardware, software, telecommunication or electrical failures or terrorism, or suffer security breaches, including due to computer viruses or unauthorized access, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research or pre-clinical or clinical data important to our discovery, research or development programs, interrupt the conduct of ongoing experiments or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is located in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our protein libraries, most of which we maintain at our headquarters. We maintain one copy of each of our protein libraries offsite in Central California. If both facilities were impacted by the same event, we could lose all our protein libraries, which would have a material adverse effect on our ability to perform our obligations under our discovery collaborations and discover new targets.

In addition, we are conducting a clinical trial in Europe. Political and economic relations between Russia and Ukraine are complex and recent conflicts have arisen between their governments. Political, ethnic, historical and other differences have on occasion given rise to tensions and, in certain cases, military conflict between these countries, which could adversely affect normal economic activity and disrupt the economies of neighboring regions. A significant portion of Europe’s energy imports come from Russia, and a disruption of gas flow from Russia to countries in which we are conducting our clinical trial could interrupt our clinical trial and harm our business.

Risks Related to Our Dependence on Third Parties

We currently depend significantly on GlaxoSmithKline, or GSK, for the development and commercialization of our most advanced product candidate, FP-1039. GSK’s failure to timely develop and/or commercialize FP-1039 would result in a material adverse effect on our business and operating results.

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

Since 2006, we have entered into seven discovery collaborations with Boehringer Ingelheim GmbH, or Boehringer, Centocor Research and Development Inc., or Centocor, GSK US, GSK UK, Pfizer, UCB and BMS, under which we have developed and conducted cell-based and in vivo screens using our protein discovery platform. These discovery collaborations have provided us with approximately $132.8 million in non-equity funding through June 30, 2014, and allowed us to be less reliant on equity financing during this period. We currently have ongoing discovery collaborations with GSK US, GSK UK, UCB and BMS. As of June 30, 2014, we were eligible to receive up to an additional $18.2 million of research funding and technology access fees through 2017 under the GSK, UCB and BMS discovery collaborations. While we expect we will receive all of this funding and these fees, if GSK US, GSK UK, UCB or BMS terminate any of our discovery collaborations, we may not receive all or any of this $18.2 million, which would adversely affect our business or financial condition. The research obligations under each of our discovery collaborations with Boehringer, Centocor and Pfizer have ended. We have no ongoing performance obligations and do not expect to receive any significant additional payments under these discovery collaborations.

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

We rely on third parties to conduct our clinical trials. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines could substantially harm our business because we may not obtain regulatory approval for or commercialize our product candidates in a timely manner or at all.

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

Our CROs are not our employees. Except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be adversely affected.

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights, we may not be able to compete effectively in our market.

Our success depends in significant part on our and our licensors’, licensees’ or collaborators’ ability to establish, maintain and protect patents and other intellectual property rights and operate without infringing the intellectual property rights of others. We have filed numerous patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have discovered. We have also licensed from third parties rights to patent portfolios. Some of these licenses give us the right to prepare, file and prosecute patent applications and maintain and enforce patents we have licensed. Other licenses may not give us such rights.

The patent prosecution process is expensive and time-consuming. We and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain the patents covering technology that we license from or license to third parties and may have to rely on our licensors, licensees or collaborators. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

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

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by such third parties, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Third parties may initiate legal proceedings against us or our licensors or collaborators alleging that we or our licensors or collaborators infringe their intellectual property rights or we or our licensors or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by such third parties, including in oppositions, interferences, reexaminations, inter parties reviews or derivation proceedings before the United States or other jurisdictions. These proceedings can be expensive and time-consuming and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $22.99, through August 6, 2014. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

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

Our principal stockholders and management own a significant percentage of our stock and may be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 36.2% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Some of the holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

None.

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

As of June 30, 2014, we have used approximately $14.0 million of the net offering proceeds from our IPO primarily to fund pre-clinical and clinical activities for FPA008 and pre-clinical activities for FPA144.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: August 7, 2014	Lewis T. Williams
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: August 7, 2014	Marc L. Belsky Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36070), as filed with the SEC on September 23, 2013).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on September 4, 2013).

10.1*†	Amendment No. 2 to the Respiratory Diseases Research Collaboration and License Agreement, effective as of April 9, 2014, by and between the Company and Glaxo Group Limited.

10.2*†	Amendment No. 1 to the Research Collaboration and License Agreement, effective as of June 5, 2014, by and between the Company and UCB Pharma S.A.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Registrant has requested confidential treatment for certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.