Form 10-Q/A
period 2014-03-31
FIVE PRIME THERAPEUTICS INC
filed 2014-08-26
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Five Prime Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to re-file Exhibit 10.1 (the “Exhibit”) that was filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2014 (the “Original Form 10-Q”). The Exhibit redacted certain provisions in accordance with the Company’s application for confidential treatment with the SEC. In response to SEC comments, the Exhibit, as re-filed, restores certain portions that had previously been redacted. Nothing in the Original Form 10-Q is being amended other than the re-filing of the Exhibit as described above.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Section 302 certifications are also filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events that occurred after the filing of the Original Form 10-Q and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc. (Registrant)

Date: August 26, 2014	/s/ Lewis T. Williams
Lewis T. Williams President and Chief Executive Officer (Principal Executive Officer)

Date: August 26, 2014	/s/ Marc L. Belsky
Marc L. Belsky Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36070), as filed with the SEC on September 23, 2013).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on September 4, 2013).

10.1*†	Research Collaboration and License Agreement, dated as of March 14, 2014, by and between the Company and Bristol-Myers Squibb Company.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1^	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**^	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
^	Previously filed or furnished with the Original Form 10-Q.
†	Registrant has requested confidential treatment for certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

4