Form 10-Q
period 2014-09-30
FIVE PRIME THERAPEUTICS INC
filed 2014-11-12
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, the number of outstanding shares of the registrant’s common stock was 21,550,672.

In this report, unless otherwise stated or the context otherwise indicates, references to “Five Prime,” “the company,” “we,” “us,” “our” and similar references refer to Five Prime Therapeutics, Inc. The Five Prime logo and RIPPS ® are our registered trademarks. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our or our partners’ ability to advance drug candidates into, and successfully complete, clinical trials alone or in combination with other drugs;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to maintain and establish collaborations;
•	the implementation of our business model, strategic plans for our business, drug candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our drug candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of our potential products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	developments relating to our competitors’ and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$13,128	$8,161
Marketable securities	116,854	67,561
Receivable from collaborative partners	91	296
Prepaid and other current assets	1,775	1,640
Total current assets	131,848	77,658
Property and equipment, net	3,979	3,744
Other long-term assets	431	389
Total assets	$136,258	$81,791
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$672	$348
Accrued personnel-related expenses	3,106	2,957
Other accrued liabilities	2,235	2,056
Deferred revenue, current portion	11,676	7,913
Deferred rent, current portion	611	549
Total current liabilities	18,300	13,823
Deferred revenue, long-term portion	20,920	7,123
Deferred rent, long-term portion	1,672	2,146
Other long-term liabilities	504	673
Commitments
Stockholders' equity:
Common stock	22	17
Preferred stock	—	—
Additional paid-in capital	271,952	209,580
Accumulated other comprehensive income	60	3
Accumulated deficit	(177,172)	(151,574)
Total stockholders' equity	94,862	58,026
Total liabilities and stockholders' equity	$136,258	$81,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Collaboration revenue	$6,059	$3,482	$14,586	$10,006
Operating expenses:
Research and development	9,803	8,193	30,602	24,708
General and administrative	3,360	2,607	9,664	7,385
Total operating expenses	13,163	10,800	40,266	32,093
Loss from operations	(7,104)	(7,318)	(25,680)	(22,087)
Interest income	57	7	148	35
Other income (expense), net	(41)	77	(66)	497
Net loss	$(7,088)	$(7,234)	$(25,598)	$(21,555)
Basic and diluted net loss per common share	$(0.33)	$(2.74)	$(1.24)	$(12.60)
Shares used to compute basic and diluted net loss per common share	21,521	2,637	20,619	1,711

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(7,088)	$(7,234)	$(25,598)	$(21,555)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	19	—	60	(6)
Comprehensive loss	$(7,069)	$(7,234)	$(25,538)	$(21,561)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statement of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(25,598)	$(21,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,154	1,288
Loss on disposal of property and equipment	41	-
Stock-based compensation expense	2,230	1,554
Amortization of premium on marketable securities	1,075	272
Revaluation of preferred stock warrant liability	-	(500)
Changes in operating assets and liabilities:
Receivable from collaborative partners	205	14
Prepaid, other current assets, and other long-term assets	(539)	(2)
Accounts payable	324	467
Accrued personnel-related expenses	149	(154)
Deferred revenue	17,560	2,677
Deferred rent	(412)	189
Other accrued liabilities and other long-term liabilities	373	18
Net cash used in operating activities	(3,438)	(15,732)
Investing activities
Purchases of marketable securities	(121,016)	(12,078)
Maturities of marketable securities	70,705	29,435
Purchases of property and equipment	(1,430)	(633)
Net cash (used in) provided by investing activities	(51,741)	16,724
Financing activities
Proceeds from public offering of common stock, net	40,099	64,887
Proceeds from the sale of common stock to collaborative partner	18,629	—
Proceeds from issuance of common stock under equity incentive plans	1,418	387
Payments under capital lease obligation	—	(9)
Net cash provided by financing activities	60,146	65,265
Net increase in cash and cash equivalents	4,967	66,257
Cash and cash equivalents at beginning of period	8,161	11,391
Cash and cash equivalents at end of period	$13,128	$77,648
Supplemental schedule of noncash financing activities
Accrued and deferred offering costs	$—	$1,026

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

September 30, 2014

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our or the Company) is a clinical-stage biotechnology company focused on discovering and developing novel protein therapeutics. Protein therapeutics are antibodies or drugs developed from extracellular proteins or protein fragments that block disease processes, including cancer and inflammatory diseases. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of September 30, 2014 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2013 Condensed Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission.

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

Reclassifications

We have reclassified certain prior period amounts to conform to the current period presentation. We reclassified certain liabilities, primarily those related to unbilled receipts, from accounts payable to other accrued liabilities on our balance sheets and made related conforming reclassifications on our statements of cash flows.

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

We determine the fair value of Level 1 assets using quoted prices in active markets for identical assets. We review trading activity and pricing for Level 2 investments as of each measurement date. Level 2 inputs, obtained from various third-party data providers, represent quoted prices for similar assets in active markets and were derived from observable market data, or, if not directly observable, were derived from or corroborated by other observable market data.

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy.

The following table summarizes, for assets recorded at fair value, the respective fair values and the classifications by level of input within the fair value hierarchy defined above (in thousands):

	SEPTEMBER 30, 2014
		BASIS OF FAIR VALUE
		MEASUREMENTS
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$8,925	$8,925	$—	$—
U.S. Treasury securities	106,330	106,330	—	—
U.S. government agency securities	10,524	—	10,524	—
Total cash equivalents and marketable securities	$125,779	$115,255	$10,524	$—

	DECEMBER 31, 2013
		BASIS OF FAIR VALUE
		MEASUREMENTS
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$6,456	$6,456	$—	$—
U.S. Treasury securities	18,852	18,852	—	—
U.S. government agency securities	48,709	—	48,709	—
Total cash equivalents and marketable securities	$74,017	$25,308	$48,709	$—

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. We did not include potentially dilutive securities consisting of stock options, preferred stock warrants, common stock warrants and convertible preferred stock in the diluted net loss per common share calculations for all periods presented because the inclusion of such shares would have had an antidilutive effect. The convertible preferred stock contained certain participation rights.

We excluded the following securities (in thousands) from the calculation of diluted net loss per share as the effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Convertible preferred stock	—	9,174	—	9,675
Options to purchase common stock	2,404	2,235	2,253	2,235
Warrants to purchase preferred stock	—	75	—	79
Warrants to purchase common stock	—	2	—	2
	2,404	11,486	2,253	11,991

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

3.	Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	SEPTEMBER 30, 2014
	AMORTIZED	UNREALIZED	UNREALIZED	ESTIMATED
	COST BASIS	GAINS	LOSSES	FAIR VALUE
	(unaudited)
Money market funds	$8,925	$—	$—	$8,925
U.S. Treasury securities	106,274	57	(1)	106,330
U.S. government agency securities	10,520	4	—	10,524
	125,719	61	(1)	125,779
Less: cash equivalents	(8,925)	—	—	(8,925)
Total marketable securities	$116,794	$61	$(1)	$116,854

	DECEMBER 31, 2013
	AMORTIZED	UNREALIZED	UNREALIZED	ESTIMATED
	COST BASIS	GAINS	LOSSES	FAIR VALUE
Money market funds	$6,456	$—	$—	$6,456
U.S. Treasury securities	18,848	4	—	18,852
U.S. government agency securities	48,709	3	(3)	48,709
	74,013	7	(3)	74,017
Less: cash equivalents	(6,456)	—	—	(6,456)
Total marketable securities	$67,557	$7	$(3)	$67,561

As of September 30, 2014, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
	(unaudited)
Debt securities maturing:
In one year or less	$96,527	$96,574
In one to two years	29,192	29,205
Total marketable securities	$125,719	$125,779

We determined that the gross unrealized losses of $1,000 on our marketable securities as of September 30, 2014 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at September 30, 2014. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our stock plans and related information:

	OPTIONS OUTSTANDING
		WEIGHTED	WEIGHTED
		AVERAGE	AVERAGE
	NUMBER OF	EXERCISE PRICE	REMAINING
	SHARES	PER SHARE	CONTRACTUAL TERM
Balance at December 31, 2013	2,236,997	$6.09
Options granted	780,195	$11.62
Options exercised	(188,439)	$5.29
Options forfeited	(59,623)	$7.63
Balance at September 30, 2014	2,769,130	$7.67
Options exercisable	1,440,891	$6.03	6.00

As of September 30, 2014, there were 3,393,083 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

We calculate employee stock-based compensation expense based on awards ultimately expected to vest reduced by estimated forfeitures. We estimate forfeitures at the time of grant and revise forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development	$383	$261	$1,112	$661
General and administrative	471	258	1,118	893
Total	$854	$519	$2,230	$1,554

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected term (years)	5.4-6.7	5.3-6.1	5.3-6.7	5.0-6.1
Expected volatility	85%	85%	85%	85%
Risk-free interest rate	1.7-2.0	1.4-1.6%	1.6-2.0	0.8-1.6%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2014, we had $8.4 million of total unrecognized compensation expense related to nonvested employee and director stock options that we expect to recognize over a weighted-average period of 3.1 years.

5.	Collaborative Research and Development Agreements

Bristol-Myers Squibb Company

On March 14, 2014, we entered into a research collaboration and license agreement, referred to as the immuno-oncology collaboration, with Bristol-Myers Squibb Company, or BMS, to carry out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the immuno-oncology collaboration, we granted BMS an exclusive, worldwide license to research, develop and commercialize products directed towards certain targets in the checkpoint pathways. BMS will have an option to take exclusive licenses to additional targets we may identify in these checkpoint pathways during the course of the immuno-oncology collaboration. We received an upfront payment of $20.0 million from BMS in April 2014 in connection with our entry into the immuno-oncology collaboration and expect to receive $9.5 million in research funding over the course of the three-year research term based on the research activities currently planned under the research plan. BMS may extend the research term for two additional one-year periods on a year-by-year basis, during which extensions we would be obligated to perform additional services as agreed to with BMS and BMS would be obligated to pay us research funding with respect to such services.

We applied the FASB Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the immuno-oncology collaboration. In accordance with this guidance, we concluded that we should account for the immuno-oncology collaboration as a single unit of accounting and recognize the immuno-oncology collaboration consideration in the same manner as the final deliverable, which is research service. The $20.0 million upfront payment was recorded as deferred revenue and is being recognized over the five-year research period under the collaboration. In addition, BMS agreed to pay us $9.5 million of research funding over the initial three-year research program term. We received $2.3 million of research funding during the nine months ended September 30, 2014 related to research we performed under the immuno-oncology collaboration.

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

During the three and nine months ended September 30, 2014, we recognized $2.0 million and $4.1 million, respectively, of revenue under the immuno-oncology collaboration. As of September 30, 2014, we had deferred revenue relating to the immuno-oncology collaboration of $20.6 million.

The immuno-oncology collaboration will terminate upon the expiration of all payment obligations under the collaboration. In addition, BMS may terminate the immuno-oncology collaboration in its entirety or on a collaboration target-by-collaboration target basis at any time with advance written notice and either party may terminate the collaboration in its entirety or on a collaboration target-by-collaboration target basis with written notice for the other party’s material breach if such party fails to cure the breach or immediately upon certain insolvency events.

GlaxoSmithKline

Respiratory Diseases Discovery Collaboration

In April 2014, we amended our research collaboration and license agreement, referred to as the respiratory diseases collaboration, with Glaxo Group Limited, or GSK, that we originally entered into in April 2012 to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease function. Pursuant to the respiratory diseases collaboration, GSK has an option to elect to include additional screening assays under the research plan. The amendment allows GSK to terminate any additional screening assay it elects under the research plan within nine months of so electing, which termination right lapsed unexercised in October 2014. Concurrent with the amendment, GSK exercised its option and expanded the research plan to include two additional screening assays. In connection with GSK’s exercise of its option, we are entitled to receive up to $1.0 million in additional research funding in 16 equal quarterly payments for each additional screening assay, for a total of up to $2.0 million in additional research funding for both additional screening assays, of which we have received $0.5 million as of September 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 26, 2014.

Overview

Five Prime Therapeutics, Inc. (we, us, our, FivePrime or the Company) is a clinical-stage biotechnology company focused on discovering and developing novel protein therapeutics. Protein therapeutics are antibodies or drugs developed from extracellular proteins or protein fragments that block disease processes, including for cancer and inflammatory diseases. We have developed a library of more than 5,700 human extracellular proteins, which we believe represent substantially all of the body’s medically important targets for protein therapeutics. We screen this comprehensive library with our proprietary high-throughput protein screening technologies to identify new targets for protein therapeutics. This platform has allowed us to develop a pipeline of novel product candidates for cancer and inflammatory diseases and to generate $274.7 million under our collaboration arrangements through September 30, 2014.

We currently have two product candidates in clinical development and we expect to announce the initiation of a Phase 1 clinical trial of a third product candidate by the end of 2014.  Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are needed. In addition, we are pursuing companion diagnostics for each of our lead programs to allow us to select patients most likely to benefit from treatment and therefore accelerate clinical development and improve patient care.

Our most advanced product candidate, FP-1039/GSK3052230, or FP-1039, is a protein therapeutic that “traps” and neutralizes cancer-promoting fibroblast growth factors, or FGFs, involved in cancer cell proliferation and new blood vessel formation. We have completed a Phase 1 clinical trial, and our partner, GlaxoSmithKline, or GSK, is conducting a three-arm Phase 1b clinical trial in squamous non-small cell lung cancer, or NSCLC, patients with abnormally high levels of FGFR1 and malignant pleural mesothelioma, or MPM, patients. We expect clinical results from the dose escalation phase from one or two arms of this trial by the end of 2014.

Our second clinical-stage product, FPA008, is an antibody that inhibits colony stimulating factor-1 receptor, or CSF1R, which we are developing to treat patients with inflammatory diseases, including rheumatoid arthritis, or RA. CSF1R is a cell surface protein that controls the survival and function of certain immune response cells called monocytes and macrophages. Monocytes and macrophages are commonly involved in the aberrant immune response and inflammatory processes seen in some chronic inflammatory conditions, such as RA. We began a Phase 1 clinical trial for FPA008 in October 2013 and expect preliminary data, including inflammation and bone turnover biomarker data, from the healthy volunteer portion of this trial by the end of 2014. We plan to begin dosing RA patients in this Phase 1 clinical trial by the end of 2014. We expect to commence clinical development of FPA008 in solid tumors in 2015.

We are also developing FPA144, an antibody that inhibits FGF receptor 2b, or FGFR2b, to treat patients with gastric cancer and potentially other solid tumors. In preclinical studies, FPA144 was highly effective in blocking the growth of gastric tumors that had abnormally high levels of FGFR2b. We plan to begin enrolling patients in a Phase 1 clinical trial for FPA144 by the end of 2014.  We plan to initially test escalating doses of FPA144 in patients with solid tumors and, after dose escalation, begin treating gastric cancer patients with FGFR2 gene-amplified or FGFR2b over-expressing tumors.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended 2011, due to collaboration revenues from product candidates under collaboration agreements with third parties. For the nine months ended September 30, 2014 and for the year ended December 31, 2013, we reported a net loss of $25.6 million and $28.9 million, respectively. As of September 30, 2014, we had an accumulated deficit of $177.2 million.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Third Quarter 2014 and Other Recent Highlights

GSK continues to actively enroll all three arms of the Phase 1b clinical trial of FP-1039. We expect to have preliminary findings from at least one of the arms by year end 2014.

We initiated Part 3 of the Phase 1 clinical trial of FPA008 in RA patients. Part 3 of this trial begins with open-label dose escalation of FPA008 before advancing into randomized double-blind, placebo-controlled testing in patients with active RA who are on methotrexate background therapy.

We filed an IND in late September 2014 to initiate a Phase 1 clinical trial of FPA144 in gastric cancer patients and have been granted permission to move into clinical studies. We expect to announce first patient enrolled in this trial by the end of 2014.

During the third quarter, GSK exercised its option under our muscle disease collaboration to license an undisclosed muscle disease target that we identified using our proprietary target discovery platform.  We granted GSK an exclusive, worldwide license to products containing or directed to the target.  We received a payment of $1.5 million in connection with the option exercise and are entitled to receive up to $122.5 million in milestone payments as well as royalties on net sales of products related to the target.

In October 2014, we announced the expansion of our respiratory diseases research collaboration with GSK.  The scope of the collaboration was broadened to include two additional respiratory disease discovery programs for a six-month evaluation period and GSK subsequently committed to continue these for an additional 18 months.  We will receive an aggregate of $2.0 million in research funding for this expansion, $0.5 million of which we have already received.  We will also be eligible to receive up to $193.8 million in potential option exercise fees and milestone payments, as well as tiered royalties on global net sales for each product resulting from a selected drug target under the respiratory disease research collaboration.

In October 2014, we appointed Robert Sikorski, M.D., Ph.D., as Vice President of Global Clinical Development. Dr. Sikorski is in charge of overseeing the global clinical development activities for our product candidates.

In October 2014, we appointed William Ringo, a strategic advisor at Sofinnova Ventures, to our Board of Directors. The addition of Mr. Ringo increased the number of directors to nine.

Product Pipeline

The following table summarizes key information about our three most advanced product candidates:

PRODUCT CANDIDATE	INDICATION	COMMERCIAL RIGHTS	STAGE OF DEVELOPMENT AND ANTICIPATED MILESTONES
FP-1039	FGFR1 gene-amplified tumors, e.g., squamous NSCLC, and FGF-2 overexpressing tumors, e.g., MPM	GlaxoSmithKline: U.S., EU and Canada Five Prime: Co-promote in U.S.; retained rest of world rights	—

Phase 1b clinical trial underway, consisting of Arms A and B in squamous NSCLC and Arm C in MPM; two of the three arms are nearing completion of the dose escalation phase, which will allow us to choose a dose for expansion that is tolerable in combination with standard chemotherapy.

FPA008	Rheumatoid arthritis; other inflammatory and fibrotic diseases and cancer	Five Prime: Global	—	Phase 1 clinical trial underway; part 3 initiated with open-label dose escalation in RA patients.
			—	Preliminary Phase 1 clinical trial data from healthy volunteers expected by end of 2014.
			—	Advancement to dosing in RA patients expected by the end of 2014.
			—	Expect to commence clinical development in solid tumors in 2015.

FPA144	FGFR2 gene-amplified or FGFR2b protein over-expressing tumors, e.g., gastric cancer	Five Prime: Global	—	Received IND clearance for Phase 1 clinical trial.
			—	Expect to announce first patient enrolled by the end of 2014.

Financial Overview

Collaboration Revenue

We have not generated any revenue from product sales. Our revenue to date has been derived from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners.  We currently have research collaborations in muscle diseases and respiratory diseases and an FP-1039 product collaboration and license agreement with GSK, a fibrosis and CNS research collaboration with UCB Pharma S.A., or UCB, and an immuno-oncology collaboration with BMS.

Summary Revenue by Collaboration Partner

The following is a comparison of collaboration revenue for the three and the nine months ended September 30, 2014 and 2013:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in millions)	2014	2013	2014	2013
R&D Funding
Respiratory Diseases Collaboration	$0.9	$0.7	$2.6	$2.1
Muscle Diseases Collaboration	—	0.7	0.8	2.3
FP-1039 Product Collaboration	0.1	—	0.1	0.1
Fibrosis and CNS Collaboration	—	0.1	0.1	0.1
Immuno-oncology Collaboration	0.9	—	1.7	—
Other	—	—	0.1	0.1
Ratable Revenue Recognition
Respiratory Diseases Collaboration	0.7	0.7	2.0	2.0
Muscle Diseases Collaboration	—	0.6	0.9	1.8
Fibrosis and CNS Collaboration	0.8	0.6	2.2	1.4
Immuno-oncology Collaboration	1.1	—	2.4	—
Milestone and Contingent Payments
Muscle Diseases Collaboration	1.6	0.1	1.7	0.1
Total	$6.1	$3.5	$14.6	$10.0

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

We are conducting research and development activities on several oncology and inflammatory disease targets and products.

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

The following is a comparison of research and development expenses for the three and the nine months ended September 30, 2014 and 2013:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(in millions)	2014	2013	2014	2013
Product programs:
FP-1039	$—	$0.2	$0.3	$0.7
FPA008	2.3	2.6	6.1	7.5
FPA144	1.9	1.2	8.6	3.8
Early preclinical programs, collectively	—	0.4	0.3	2.5
Subtotal pipeline	4.2	4.4	15.3	14.5
Product and discovery collaborations	3.7	2.7	9.7	7.5
Early research and discovery	1.9	1.1	5.6	2.7
Total research and development expenses	$9.8	$8.2	$30.6	$24.7

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

FP-1039, our most-advanced product candidate entered Phase 1b clinical development in July 2013, FPA008 entered Phase 1 clinical development in October 2013, we expect FPA144 to begin enrolling patients in a Phase I clinical trial by the end of 2014 and our other product candidates are in preclinical development; therefore, the successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the outcome of research, nonclinical and clinical activities of each drug candidate, as well as ongoing assessments as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional product collaborations in the future in order to complete the development and commercialization of our drug candidates.

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

We expect our general and administrative expenses to increase as we expand our operations to support our increased research and development activities and due to increasing the amount of space we lease in our corporate headquarters building. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing, prosecuting and maintaining patent applications, to increase as our intellectual property portfolio expands.

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

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 26, 2014. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended September 30, 2014 and 2013

	THREE MONTHS ENDED
	SEPTEMBER 30,
(in millions)	2014	2013
Collaboration revenue	$6.1	$3.5
Operating expenses:
Research and development	9.8	8.2
General and administrative	3.4	2.6
Total operating expenses	13.2	10.8
Interest income	—	—
Other income (expense), net	—	0.1
Net loss	$(7.1)	$(7.2)

Collaboration Revenue

Collaboration revenue increased by $2.6 million, or 74.3%, to $6.1 million for the three months ended September 30, 2014 from $3.5 million for the three months ended September 30, 2013. This increase was primarily due to a $1.5 million payment in connection with the option exercise on an undisclosed muscle disease target by GSK under our muscle diseases collaboration, $2.0 million in revenue recognized under our immuno-oncology collaboration with BMS entered into in March 2014, a $0.3 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB entered into in March 2013, a $0.2 million increase in revenue recognized under our respiratory diseases collaboration with GSK, offset by a $1.3 million decrease in research related revenue from our muscle diseases collaboration with GSK, the research term of which ended in July 2013.

Research and Development

Our research and development expenses increased by $1.6 million, or 19.5%, to $9.8 million for the three months ended September 30, 2014 from $8.2 million for the three months ended September 30, 2013. This increase was primarily due to an increase of $0.7 million related to advancing our FPA144 program towards a phase 1 clinical trial, a $0.8 million increase in early research and discovery costs related to cancer immunotherapy and a concurrent decrease of $0.4 million in costs related to other early preclinical program expenses due to a reduction in the number of programs we are actively pursuing, and a $1.0 million increase in discovery collaboration costs due to entering into our immuno-oncology collaboration with BMS in March 2014 and the fibrosis and CNS collaboration with UCB in March 2013.

General and Administrative

Our general and administrative expenses increased by $0.8 million, or 30.8%, to $3.4 million for the three months ended September 30, 2014 from $2.6 million for the three months ended September 30, 2013, primarily due to a $0.5 million increase in public company-related expenses and $0.1 million increase in stock-based compensation costs.

Other Income (Expense), Net

Other expense, net, was $41,000 for the three months ended September 30, 2014 and was primarily due to a loss on disposal of equipment.  Other income, net, was $0.1 million for the three months ended September 30, 2013 and primarily relates to the re-measurement of the preferred stock warrant liability. The entire preferred stock warrant liability was reclassified to permanent equity as a result of the closing of our IPO in September 2013.

Comparison for the Nine Months Ended September 30, 2014 and 2013

	NINE MONTHS ENDED
	SEPTEMBER 30,
(in millions)	2014	2013
Collaboration revenue	$14.6	$10.0
Operating expenses:
Research and development	30.6	24.7
General and administrative	9.7	7.4
Total operating expenses	40.3	32.1
Interest income	0.1	—
Other income (expense), net	—	0.5
Net loss	$(25.6)	$(21.6)

Collaboration Revenue

Collaboration revenue increased by $4.6 million, or 46.0%, to $14.6 million for the nine months ended September 30, 2014 from $10.0 million for nine months ended September 30, 2013. This increase was primarily due to a $1.5 million payment in connection with the option exercise on an undisclosed muscle disease target by GSK under our muscle diseases collaboration, $4.1 million in revenue recognized under our immuno-oncology collaboration with BMS entered into in March 2014, a $0.8 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB entered into in March 2013, a $0.3 million increase in revenue recognized under our respiratory diseases collaboration with GSK, offset by a $2.4 million decrease in research related revenue from our muscle diseases collaboration with GSK, the research term of which ended in July 2013.

Research and Development

Our research and development expenses increased by $5.9 million, or 23.9%, to $30.6 million for the nine months ended September 30, 2014 from $24.7 million for the nine months ended September 30, 2013. This increase was primarily due to an increase of $4.8 million, including $1.5 million of milestone costs under our exclusive license agreement with Galaxy Biotech, LLC, related to advancing our FPA144 program towards a phase 1 clinical trial, a $2.9 million increase in early research and discovery costs related to cancer immunotherapy and a $2.2 million increase in our discovery collaboration costs due to entering into the immuno-oncology collaboration with BMS in March 2014 and the fibrosis and CNS collaboration with UCB in March 2013, offset by a decrease of $1.4 million in costs related to our FPA008 program primarily due to manufacturing costs incurred during the first nine months of 2013 and a decrease of $2.2 million in costs incurred in our early preclinical programs due to a reduction in the number of programs we are actively pursuing.

General and Administrative

Our general and administrative expenses increased by $2.3 million, or 31.1%, to $9.7 million for the nine months ended September 30, 2014, from $7.4 million for the nine months ended September 30, 2013, primarily due to a $1.7 million increase in public company-related expenses and legal fees, including legal fees related to the immuno-oncology collaboration with BMS, and a $0.6 million increase in stock-based compensation costs.

Other Income (Expense), Net

Other expense, net, was $66,000 for the nine months ended September 30, 2014 and was primarily due to a loss on disposal of equipment.  Other income, net, was $0.5 million for the nine months ended September 30, 2013 and primarily relates to the re-measurement of the preferred stock warrant liability. The entire preferred stock warrant liability was reclassified to permanent equity as a result of the closing of our IPO in September 2013.

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

Since our inception and through September 30, 2014, we have raised an aggregate of $474.1 million to fund our operations, including $190.2 million under our collaboration agreements, $66.7 million from our IPO, $40.5 million from our Follow-on Public Offering, $84.5 million from the sale of common stock and convertible preferred stock to discovery collaboration partners, $89.9 million from the sale of convertible preferred stock to parties other than our discovery collaboration partners and $2.3 million from the sale of our common stock other than in connection with our IPO or Follow-On Public Offering. As of September 30, 2014, we had $13.1 million in cash and cash equivalents and $116.9 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasuries and U.S. government agencies securities with maturities of 18 months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of September 30, 2014 and funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2016, without giving effect to any potential contingent payments we may receive under our existing collaboration agreements or any new collaboration agreements that we may enter into. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly and the timing of progress and expenses in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2014 and 2013:

	NINE MONTHS ENDED
	SEPTEMBER 30,
(in millions)	2014	2013
Net cash used in operating activities	$(3.4)	$(15.7)
Net cash (used in) provided by investing activities	(51.7)	16.7
Net cash provided by financing activities	60.1	65.3

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.4 million during the nine months ended September 30, 2014. The net loss of $25.6 million was offset by non-cash charges of $1.2 million for depreciation and amortization, $2.2 million for stock-based compensation expense and $1.1 million for amortization of premium on marketable securities. The net change in operating assets and liabilities was $17.7 million, including $17.6 million of deferred revenue primarily related to the $20.0 million payment received from a collaborative partner in April 2014. Net cash used in operating activities was $15.7 million during the nine months ended September 30, 2013. The net loss of $21.6 million was offset by non-cash charges of $1.3 million for depreciation and amortization, $1.6 million for stock-based compensation expense, $0.3 million for amortization of premium on marketable securities and a $0.5 million non-cash gain for the revaluation of preferred stock warrant liabilities. The net change in operating assets and liabilities was $3.2 million, including $2.7 million of deferred revenue primarily related to the $6.0 million upfront payment and $2.2 million technology access fee received from the fibrosis and CNS collaboration with UCB in March 2013.

The decrease in cash used in operating activities for the nine months ended September 30, 2014, as compared to September 30, 2013, was primarily due to our entry into the immuno-oncology collaboration with BMS in March 2014, in connection with which we received an upfront fee of $20.0 million in April 2014.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Purchases of property and equipment were $1.4 million for the nine months ended September 30, 2014 and $0.6 million for the nine months ended September 30, 2013. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $60.1 million during the nine months ended September 30, 2014 primarily related to the Follow-on Public Offering of our common stock, which resulted in the sale of 3,450,000 shares of common stock at a price of $12.50 per share, which resulted in cash proceeds of $40.1 million after deducting underwriting discounts and commissions and expenses. Also, in connection with the immuno-oncology collaboration, BMS purchased 994,352 shares of our common stock at a price of $21.16 per share, for an aggregate purchase price of $21.0 million in March 2014, of which $2.4 million was considered to be an implied premium and was allocated to the deliverables under the immuno-oncology collaboration, resulting in $18.6 million being allocated to common stock. Additionally, we received $1.4 million from employee stock option exercises for the nine months ended September 30, 2014.

Net cash provided by financing activities of $65.3 million during the nine months ended September 30, 2013 primarily reflects our completion of our IPO which resulted in the sale of 4,800,000 shares of our common stock at a price of $13.00 per share and the underwriters of our IPO exercising their over-allotment option in full to purchase an additional 720,000 shares of common stock at a price of $13.00 per share.

Contractual Obligations and Contingent Liabilities

During the nine months ended September 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2014, we had cash and cash equivalents and marketable securities of $130.0 million consisting of bank deposits, interest-bearing money market accounts, U.S. Treasuries and U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity and therefore we do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended 2011 due to collaboration revenues from product candidates that we partnered. For the nine months ended September 30, 2014, we reported a net loss of $25.6 million. As of September 30, 2014, we had an accumulated deficit of $177.2 million.

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

To date, we have not generated any revenues from commercialization of our product candidates. Our ability to generate product revenue and ultimately become profitable depends upon our ability, alone or with our partners, to successfully commercialize products, including any of our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our partners’ ability to:

—	successfully complete research and clinical development of current and future product candidates;
—

establish and maintain supply and manufacturing relationships with third parties and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

—

launch and commercialize future product candidates for which we obtain marketing approval, if any, and if launched independently, successfully establish a sales force, marketing and distribution infrastructure;

—	obtain coverage and adequate product reimbursement from third-party payors, including government payors;
—	achieve market acceptance for our or our partners’ products, if any;
—	establish, maintain and protect our intellectual property rights; and
—	attract, hire and retain qualified personnel.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into clinical trials and as we increase the number and size of our clinical trials. We believe that our existing cash and cash equivalents and the funding we expect to receive under existing collaboration agreements will fund our projected operating requirements into the fourth quarter of 2016. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to find new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

If we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

—	significantly delay, scale back or discontinue the development or commercialization of any product candidates or cease operations altogether;
—	seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
—	relinquish, or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves.

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

Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:

—	the initiation, progress, timing, costs and results of preclinical and clinical studies for our product candidates and future product candidates we may develop;
—

the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more studies than those that we currently expect;

—

the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

—	the effect of competing technological and market developments;
—	market acceptance of any approved product candidates;
—	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
—	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing; and
—

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

Risks Related to Our Business and Industry

Three of our product candidates are in clinical development. We may not identify additional product candidates or identify or validate additional drug targets. If we do not identify additional product candidates or identify or validate additional drug targets or experience significant delays in doing any of the foregoing, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets. To date, we have three product candidates, FP-1039, FPA008 and FPA144, in clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to identify and validate new targets and identify and advance preclinical product candidates into clinical development. The outcome of target discovery and validation efforts and preclinical studies may not predict the success of clinical trials. Moreover, preclinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed in clinical development. Our inability to successfully identify and validate new targets and complete preclinical development could result in additional costs to us or impair our ability to generate product revenues or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

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

We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development include:

—	delays in reaching an agreement with or failure in obtaining authorization from the FDA or other regulatory authorities and institutional review boards, or IRBs;
—

imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities, or a decision by the FDA, other regulatory authorities, IRBs or us, or recommendation by a data safety monitoring board, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

—	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
—	deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;
—	failure of third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;
—	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
—

for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories and the transfer and validation of assays or tests to be used to identify selected patients;

—	delays in having patients complete participation in a trial or return for post-treatment follow-up;
—	delays caused by patients dropping out of a trial due to side effects or disease progression;
—	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials; or
—	changes in government regulations or administrative actions or lack of adequate funding to continue the clinical trials.

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

The timely completion of clinical trials largely depends on the rate of patient enrollment. Many factors affect the rate of patient enrollment, including:

—	the size and nature of the patient population;
—	the number and location of clinical sites;
—	competition with other companies for clinical sites or patients;
—	the eligibility and exclusion criteria for the trial;
—	the design of the clinical trial;
—	inability to obtain and maintain patient consents;
—	risk that enrolled subjects will drop out before completion; and
—

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

The success of our business depends primarily upon our ability to identify and validate new protein therapeutic targets, including through the use of our discovery platform, and identify, test, develop and commercialize protein therapeutics, which we may develop ourselves or in-license from others. Our research efforts may initially show promise in discovering potential new protein therapeutic targets or candidates, yet fail to yield product candidates for clinical development for a number of reasons, including because:

—	our research methodology, including our screening technology, may not successfully identify medically relevant protein therapeutic targets or potential product candidates;
—

we tend to identify and select from our discovery platform novel, untested targets in the particular disease indications we are pursuing, which may be challenging to validate because of the novelty of the target or we may fail to validate at all after further research work;

—	we may need to rely on third parties to generate antibody candidates for our product candidate programs;
—	we may encounter product manufacturing difficulties that limit yield or produce undesirable characteristics that increase the cost of goods, cause delays or make the product candidates unmarketable;
—	our product candidates may cause adverse effects in patients or subjects, even after successful initial toxicology studies, which may make the product candidates unmarketable;
—	our product candidates may not demonstrate a meaningful benefit to patients or subjects; and
—	our collaboration partners may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product.

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

—

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

—

the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, natural disasters, power failures and numerous other factors; and

—

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

Human Genome Sciences, Inc., which was acquired by GSK in August 2012, and which we refer to as GSK, is responsible for the manufacturing of FP-1039 for GSK’s use in clinical trials. Under our license and collaboration agreement with GSK, we have the right to require GSK to manufacture and supply us with FP-1039 bulk drug substance and filled FP-1039 drug product. We have contracted with third parties for the manufacture of FPA008 and FPA144 bulk drug substance and drug product for Phase 1 clinical testing and labeling and distribution of FPA008 drug product for our Phase 1 clinical trial of FPA008.

We have not contracted with alternate suppliers in the event the current organizations we utilize are unable to scale production or if we otherwise experience any problems with them. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may be delayed in the development of our product candidates.

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

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

—	disagreement with the design or implementation of our clinical trials;
—	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
—	failure of clinical trials to meet the level of statistical significance required for approval;
—	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
—	disagreement with our interpretation of data from preclinical studies or clinical trials;
—

the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a Biologic License Application or other submission or to obtain regulatory approval;

—	failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or
—	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority or otherwise limit the commercial potential of the product. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In such an event, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

—	we may suspend marketing of, or withdraw or recall, such product;
—	regulatory authorities may withdraw approvals of such product;
—	regulatory authorities may require additional warnings on the label;
—	the FDA or other regulatory bodies may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
—

the FDA may require the establishment or modification of REMS or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us;

—	regulatory authorities may require that we conduct post-marketing studies;
—	we could be sued and held liable for harm caused to subjects or patients; and
—	our reputation may suffer.

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

If we or our partners, or any third parties that either of us engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so:

—	the development of our therapeutic product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
—	our therapeutic product candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic; and
—

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or CGMP, regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

—	issue warning letters or untitled letters;
—	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
—	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
—	seek an injunction or impose civil or criminal penalties or monetary fines;
—	suspend or withdraw regulatory approval;
—	suspend any ongoing clinical studies;
—	refuse to approve pending applications or supplements to applications filed by us;
—	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
—	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

In order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We may not obtain foreign regulatory approvals on a timely basis, if at all. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country or by one regulatory authority outside the United States does not ensure approval by regulatory authorities in any other country or jurisdiction or by the FDA, while a failure or delay in obtaining regulatory approval for any of our product candidates in one country may have a negative effect on the regulatory approval process in others and may significantly diminish the commercial prospects of that product candidate, and our business prospects could decline. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected.

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

If FP-1039, our lead product candidate, were approved for the treatment of squamous non-small cell lung cancer, it could face competition from currently approved and marketed products, including carboplatin, cisplatin, paclitaxel, docetaxel, gemcitabine and Tarceva ® (erlotinib). Further competition could arise from products currently in development, including several small molecules that act in the same pathway as FP-1039, including Novartis AG’s BGJ-398, AstraZeneca plc’s AZD-4547, Eli Lilly and Company’s LY-2874455, ArQule Inc.’s ARQ-087, Clovis Oncology/Les Laboratoires Servier/EOS S.p.A.’s lucitanib and Janssen Pharmaceuticals, Inc.’s JNJ-42756493. Additionally, we could face competition from other agents, such as cancer immunotherapeutics, that are being developed to treat patients with squamous non-small cell lung cancer. Some of these programs have been advanced further in clinical development than FP-1039 and could receive approval before FP-1039 is approved, if it is approved at all.

If FPA008 were approved for the treatment of rheumatoid arthritis, it could face competition from currently approved and marketed products, including Humira ®(adalimumab), Remicade ® (infliximab) and Enbrel ® (etanercept). Further competition could arise from products currently in development, including Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX5622 and PLX3397 products, Roche’s RG7155 antibody, Janssen’s JNJ-40346527, Lilly’s IMC-CS4/LY3022855 antibody, MorphoSys and GSK’s MOR103 antibody, and Medimmune and AstraZeneca’s mavrilimumab antibody, each of which act in the same pathway as FPA008. If FPA008 were approved in other indications, such as other inflammatory disorders, fibrotic disorders or cancer, we could face competition in those settings as well.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently approved and marketed products, including 5-fluorouracil, capecitabine, doxorubicin, cisplatin and docetaxel, all of which are available as generics. Further competition could arise from Eli Lilly and Company’s CYRAMZA TM (ramucirumab) product and from products currently in development, including AstraZeneca plc’s AZD-4547 and Bayer’s BAY1179470, an FGFR2 antibody.

We believe that our ability to successfully compete will depend on, among other things:

—	the efficacy and safety profile of our product candidates, including relative to marketed products and product candidates in development by third parties;
—	the time it takes for our product candidates to complete clinical development and receive marketing approval;
—	the ability to commercialize any of our product candidates that receive regulatory approval;
—	the price of our products, including in comparison to branded or generic competitors;
—	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
—	the ability to establish, maintain and protect intellectual property rights related to our product candidates;
—	the ability to manufacture commercial quantities of any of our product candidates that receive regulatory approval; and
—	acceptance of any of our product candidates that receive regulatory approval by physicians and other healthcare providers.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, generally, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

—	the efficacy and safety profile of the product candidate, as demonstrated in clinical trials;
—	the timing of market introduction of the product candidate as well as competitive products;
—	the clinical indications for which the product candidate is approved;
—	acceptance of the product candidate as a safe and effective treatment by physicians, clinics and patients;
—	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
—	the cost of treatment in relation to alternative treatments;
—	the availability of coverage and adequate reimbursement and pricing by third parties and government authorities;
—	relative convenience and ease of administration;
—	the frequency and severity of adverse events;
—	the effectiveness of sales and marketing efforts; and
—	unfavorable publicity relating to the product candidate.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that Medicare will cover in any therapeutic class under the new Medicare Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, a law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010, and revising the definition of “average manufacturer price,” or AMP, for reporting purposes, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. The Centers for Medicare and Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid drug rebates to the utilization that occurs in the U.S. territories, such as Puerto Rico and the Virgin Islands. Also effective in 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase. Furthermore, as of 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. Notably, a significant number of provisions are not yet, or have only recently become, effective. Although it is too early to determine the full effect of the Affordable Care Act, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

—	decreased demand for any product candidates or products that we may develop;
—	termination of clinical trial sites or entire trial programs;
—	injury to our reputation and significant negative media attention;
—	withdrawal of clinical trial participants;
—	significant costs to defend the related litigation;
—	substantial monetary awards to trial subjects or patients;
—	loss of revenue;
—	diversion of management and scientific resources from our business operations; and
—	the inability to commercialize any products that we may develop.

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

—

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

—

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

—

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

—

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, also imposes obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

—

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

—

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

Risks Related to Our Dependence on Third Parties

We currently depend significantly on GSK for the development and commercialization of our most advanced product candidate, FP-1039. GSK’s failure to timely develop and/or commercialize FP-1039 would result in a material adverse effect on our business and operating results.

We granted Human Genome Sciences, Inc., which was acquired by GSK, an exclusive license to develop, subject to certain rights retained by us, and commercialize FP-1039 for all companion diagnostic, therapeutic and prophylactic uses for humans in the United States, the European Union and Canada. Our development collaboration with GSK on FP-1039 may not be scientifically, medically or commercially successful due to a number of important factors, including the following:

—	FP-1039 may fail to demonstrate sufficient safety or efficacy in clinical trials to support regulatory approval;
—	GSK may be unable to successfully develop, test and obtain regulatory approval for a companion diagnostic;
—	GSK may be unable to manufacture sufficient quantities of FP-1039 in a cost-effective manner;
—	GSK may be unable to obtain regulatory approval to commercialize FP-1039 even if clinical and preclinical testing is successful;
—	GSK may not be successful in obtaining sufficient reimbursement for FP-1039;

—

the prevalence of the target population we may observe in clinical trials may be lower than what is reported in the literature, which would result in slower enrollment and a smaller potential commercial patient population than what we currently estimate for FP-1039; and

—	existing or future products or technologies developed by competitors may be safer, more effective or more conveniently delivered than FP-1039.

In addition, we could be adversely affected by:

—	GSK’s failure to timely perform its obligations under our collaboration agreement;
—	GSK’s failure to timely or fully develop or effectively commercialize FP-1039; and
—	a material contractual dispute between us and GSK.

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

Moreover, if we fail to establish and maintain additional development collaborations related to our product candidates:

—	the development of certain of our current or future product candidates may be terminated or delayed;
—	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;
—	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and
—	we will bear all of the risk related to the development of any such product candidates.

We may not succeed in maintaining our current discovery collaborations or establishing and maintaining new discovery collaborations, which would adversely affect our business plans.

Since 2006, we have entered into seven discovery collaborations with Boehringer Ingelheim GmbH, or Boehringer, Centocor Research and Development Inc., or Centocor, GSK, Pfizer, UCB and BMS, under which we have developed and conducted cell-based and in vivo screens using our protein discovery platform. These discovery collaborations have provided us with approximately $136.8 million in non-equity funding through September 30, 2014, and allowed us to be less reliant on equity financing during this period. We currently have ongoing discovery collaborations with GSK, UCB and BMS. As of September 30, 2014, we were eligible to receive up to an additional $15.8 million of research funding and technology access fees through 2017 under the GSK, UCB and BMS discovery collaborations. While we expect we will receive all of this funding and these fees, if GSK, UCB or BMS terminate any of our discovery collaborations, we may not receive all or any of this $15.8 million, which would adversely affect our business or financial condition. The research obligations under each of our discovery collaborations with Boehringer, Centocor, Pfizer and GSK have ended. We have no ongoing performance obligations and do not expect to receive any significant additional payments under these discovery collaborations for the foreseeable future.

We plan to continue to seek out discovery collaboration partners and engage in discussions with pharmaceutical and biotechnology companies regarding potential new discovery collaborations.  We expect that we will enter into additional discovery collaborations from time to time; however, we expect that we will enter into new discovery collaborations with less frequency than in the last several years, during which we entered into one new discovery collaboration per year. We face significant competition in seeking appropriate discovery collaboration partners, including from these partners’ internal research organizations, and the negotiation process is time-consuming and complex. Our failure to continue to enter into new discovery collaborations may require us to obtain financing earlier or in greater amounts than we currently plan.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and identify, test, develop, manufacture, market and sell product candidates and use our and our licensors’ or collaborators’ proprietary technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property, including patent rights, that are important or necessary to the use of our technologies or development or commercialization of our products. As a result, we are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into a non-exclusive license with BioWa, Inc. and Lonza Sales AG to use their Potelligent ® CHOK1SV technology, which is necessary to produce our FPA144 antibody, and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

In May 2011, the European Patent Office, or the EPO, granted European Patent No. 2092069, or the ‘069 patent, to Aventis Pharma S.A., or Aventis. The ‘069 patent claimed soluble fibroblast growth factor receptor Fc fusion proteins having certain levels of glycosylation, some of which claims could have been relevant to our FP-1039 product candidate. In February 2012, we filed an opposition to the ‘069 patent. In March 2013, we attended oral proceedings before the Opposition Division of the EPO and presented our arguments regarding our opposition to the ‘069 patent. In April 2013, the Opposition Division of the EPO published an Interlocutory Decision regarding the outcome of the oral proceedings. In the Interlocutory Decision, the EPO maintained certain claims of the ‘069 patent covering FGFR2 fusion proteins, but not FGFR1 fusion proteins such as FP-1039. We and Aventis had the right until September 18, 2013 to appeal the Opposition Division’s April 2013 decision; however, neither we nor Aventis appealed this decision and this proceeding has concluded. Aventis has pursued claims in other countries that are similar to those originally granted by the EPO in the ‘069 patent and we may need to initiate similar opposition or other legal proceedings in other jurisdictions with respect to patents that may issue with similar scope of claims as those originally granted in the ‘069 patent. If we unsuccessfully oppose Aventis’ similar patents in a country, we could be required to obtain a license from Aventis to continue developing and commercializing FP-1039 in that country.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $22.99 through November 11, 2014. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

—	the success of competitive products or technologies;
—	regulatory actions with respect to our products or our competitors’ products;
—	actual or anticipated changes in our growth rate relative to our competitors;
—	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
—	results of clinical trials of our product candidates or those of our competitors;

—	regulatory or legal developments in the United States and other countries;
—	developments or disputes concerning patent applications, issued patents or other proprietary rights;
—	the recruitment or departure of key personnel;
—	the level of expenses related to any of our product candidates or clinical development programs;
—	the results of our efforts to in-license or acquire additional product candidates or products;
—	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
—	variations in our financial results or those of companies that are perceived to be similar to us;
—	fluctuations in the valuation of companies perceived by investors to be comparable to us;
—	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
—	announcements or expectations of additional financing efforts;
—	sales of our common stock by us, our insiders or our other stockholders;
—	changes in the structure of healthcare payment systems;
—	market conditions in the pharmaceutical and biotechnology sectors; and
—	general economic, industry and market conditions.

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

As of September 30, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 32.1% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

—

the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

—

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

—

the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

—	any rules that the Public Company Accounting Oversight Board may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult or costly for a third party to acquire us, even if doing so would benefit our stockholders, and could make it more difficult to remove our current management. These provisions include:

—	authorizing the issuance of “blank check” preferred stock, the terms of which we may establish and shares of which we may issue without stockholder approval;
—	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;
—	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
—	eliminating the ability of stockholders to call a special meeting of stockholders; and
—	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

As of September 30, 2014, we have used approximately $18.1 million of the net offering proceeds from our IPO primarily to fund pre-clinical and clinical activities for FPA008 and pre-clinical activities for FPA144.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: November 12, 2014	Lewis T. Williams
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: November 12, 2014	Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets; ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Stockholders’ Deficit; (iv) the Consolidated Statements of Cash Flow; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.