Form 10-Q
period 2015-03-31
FIVE PRIME THERAPEUTICS INC
filed 2015-05-14
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

or

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

As of May 7, 2015, the number of outstanding shares of the registrant’s common stock was 25,660,618.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our or our partners’ ability to timely advance drug candidates into and through successful completion of clinical trials alone or in combination with other drugs;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to maintain and establish collaborations;
•	the implementation of our business model and strategic plans for our business, drug candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our drug candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of our potential products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	developments relating to our competitors and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$14,482	$15,267
Marketable securities	202,659	133,787
Receivable from collaborative partners	133	410
Prepaid and other current assets	3,056	1,794
Total current assets	220,330	151,258
Property and equipment, net	3,830	3,794
Other long-term assets	409	579
Total assets	$224,569	$155,631
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$904	$1,096
Accrued personnel-related expenses	2,668	4,618
Other accrued liabilities	2,968	1,531
Deferred revenue, current portion	12,111	11,938
Deferred rent, current portion	655	632
Total current liabilities	19,306	19,815
Deferred revenue, long-term portion	48,537	48,628
Deferred rent, long-term portion	1,441	1,514
Other long-term liabilities	516	469
Commitments
Stockholders' equity:
Common stock	26	22
Preferred stock	—	—
Additional paid-in capital	354,746	274,180
Accumulated other comprehensive income	31	1
Accumulated deficit	(200,034)	(188,998)
Total stockholders' equity	154,769	85,205
Total liabilities and stockholders' equity	$224,569	$155,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Collaboration revenue	$4,287	$3,546
Operating expenses:
Research and development	11,211	8,926
General and administrative	4,220	3,280
Total operating expenses	15,431	12,206
Loss from operations	(11,144)	(8,660)
Interest income	108	36
Other income (expense), net	—	(20)
Net loss	$(11,036)	$(8,644)
Basic and diluted net loss per common share	$(0.44)	$(0.46)
Shares used to compute basic and diluted net loss per common share	25,072	18,841

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(11,036)	$(8,644)
Other comprehensive income:
Net unrealized gain on marketable securities	30	16
Comprehensive loss	$(11,006)	$(8,628)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statement of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2015	2014

Operating activities
Net loss	$(11,036)	$(8,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400	391
Stock-based compensation expense	991	636
Amortization of premium on marketable securities	534	211
Changes in operating assets and liabilities:
Receivable from collaborative partners	277	9
Prepaid, other current assets, and other long-term assets	(689)	59
Accounts payable	(192)	(1)
Accrued personnel-related expenses	(1,950)	(1,192)
Deferred revenue	82	1,617
Deferred rent	(50)	(138)
Other accrued liabilities and other long-term liabilities	1,081	1,461
Net cash used in operating activities	(10,552)	(5,591)
Investing activities
Purchases of marketable securities	(93,876)	(68,384)
Maturities of marketable securities	24,500	18,500
Purchases of property and equipment	(436)	(296)
Net cash used in investing activities	(69,812)	(50,180)
Financing activities
Proceeds from public offering of common stock, net	78,693	40,104
Proceeds from the sale of common stock to collaborative partner	—	18,639
Proceeds from issuance of common stock under equity incentive plans	886	547
Net cash provided by financing activities	79,579	59,290
Net increase (decrease) in cash and cash equivalents	(785)	3,519
Cash and cash equivalents at beginning of period	15,267	8,161
Cash and cash equivalents at end of period	$14,482	$11,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

March 31, 2015

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

Unaudited Interim Financial Information

The accompanying financial information as of March 31, 2015 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2014 Condensed Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission.

Follow-on Public Offering

     In January 2015, we closed an underwritten public offering of 3,829,994 shares of our common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option. We received net proceeds of $78.7 million, after underwriting discounts, structuring fees and offering expenses.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any Level 3 securities as of March 31, 2015.

The following table summarizes, for assets recorded at fair value, the respective fair values and the classifications by level of input within the fair value hierarchy defined above (in thousands):

	MARCH 31, 2015
		BASIS OF FAIR VALUE
		MEASUREMENTS
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$10,271	$10,271	$—	$—
U.S. Treasury securities	202,659	202,659	—	—
Total cash equivalents and marketable securities	$212,930	$212,930	$—	$—

	DECEMBER 31, 2014
		BASIS OF FAIR VALUE
		MEASUREMENTS
	TOTAL	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Money market funds	$9,996	$9,996	$—	$—
U.S. Treasury securities	130,786	130,786	—	—
U.S. government agency securities	3,001	—	3,001	—
Total cash equivalents and marketable securities	$143,783	$140,782	$3,001	$—

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

We excluded the following options and restricted stock awards, or RSAs, to purchase shares of common stock (in thousands) from the calculation of diluted net loss per share for all periods presented as the effect would have been antidilutive:

	Three Months Ended
	March 31,
	2015	2014
Options and RSAs to purchase common stock	2,667	2,213
	2,667	2,213

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

3.	Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	MARCH 31, 2015
	AMORTIZED	UNREALIZED	UNREALIZED	ESTIMATED
	COST BASIS	GAINS	LOSSES	FAIR VALUE
Money market funds	$10,271	$—	$—	$10,271
U.S. Treasury securities	202,628	44	(13)	202,659
	212,899	44	(13)	212,930
Less: cash equivalents	(10,271)	—	—	(10,271)
Total marketable securities	$202,628	$44	$(13)	$202,659

	DECEMBER 31, 2014
	AMORTIZED	UNREALIZED	UNREALIZED	ESTIMATED
	COST BASIS	GAINS	LOSSES	FAIR VALUE
Money market funds	$9,996	$—	$—	$9,996
U.S. Treasury securities	130,785	18	(17)	130,786
U.S. government agency securities	3,001	—	—	3,001
	143,782	18	(17)	143,783
Less: cash equivalents	(9,996)	—	—	(9,996)
Total marketable securities	$133,786	$18	$(17)	$133,787

As of March 31, 2015, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$115,824	$115,831
In one to two years	97,075	97,099
Total marketable securities	$212,899	$212,930

We determined that the gross unrealized losses of $13,000 on our marketable securities as of March 31, 2015 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at March 31, 2015. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our stock plans and related information:

	OPTIONS OUTSTANDING
		WEIGHTED	WEIGHTED
		AVERAGE	AVERAGE
	NUMBER OF	EXERCISE PRICE	REMAINING
	SHARES	PER SHARE	CONTRACTUAL TERM
Balance at December 31, 2014	2,684,812	$7.85
Options granted	23,088	$24.31
Options exercised	(143,426)	$6.23
Options forfeited	(40,983)	$8.59
Balance at March 31, 2015	2,523,491	$8.08
Options exercisable	1,388,801	$6.32	5.93

We have granted restricted stock awards, or RSAs to certain employees. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are unforfeitable once fully vested. The fair value of RSAs was based upon the closing sales price of our common stock on the grant date. As of March 31, 2015, there were 24,000 shares of RSAs outstanding. We did not grant any RSAs during the first quarter of March 2015.

As of March 31, 2015, there were 4,460,486 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

We calculate employee stock-based compensation expense based on awards ultimately expected to vest reduced by estimated forfeitures. We estimate forfeitures at the time of grant and revise forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Research and development	$509	$360
General and administrative	482	276
Total	$991	$636

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended
	March 31,
	2015	2014
Expected term (years)	6.1	6.1
Expected volatility	73%	85%
Risk-free interest rate	1.5-1.7%	1.8%
Expected dividend yield	0%	0%

As of March 31, 2015, we had $6.7 million of total unrecognized compensation expense related to nonvested employee and director stock options that we expect to recognize over a weighted-average period of 2.9 years.

5.	Employee Benefit Plans

We sponsor a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. We pay the administrative costs for the plan.

Effective January 1, 2015, we have elected to match employee contributions, or the Company Match, as permitted by the plan. We plan to make matching contributions on June 15 and December 15 each year in an amount equal to 50% of the amount contributed by the employee up to an annual maximum Company Match per employee equal to the lesser of (i) 4% of such employee’s compensation; or (ii) $6,000. We plan to deliver the Company Match through the issuance of shares of our common stock. We have accrued a 401(k) plan Company Match expense of $179,000 as of March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 18, 2015.

Overview

We are a clinical-stage biotechnology company focused on discovering and developing novel protein therapeutics to improve the lives of patients with serious diseases. We currently have three product candidates in clinical development covering multiple potential indications. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are still needed. In addition, we are pursuing companion diagnostics, where appropriate, for each of our clinical programs to allow us to select patients most likely to benefit from treatment and therefore accelerate clinical development and improve patient care. Our most advanced product candidates are identified below.

•

FPA008 is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we are developing in rheumatoid arthritis and plan to study in clinical trials in pigmented villonodular synovitis, or PVNS, and in multiple cancers in combination with Bristol-Myers Squibb Company’s, Opdivo® (nivolumab).

•	FPA144 is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, that we are developing to treat patients with gastric (stomach) cancer.

•

FP-1039/GSK3052230 is a fusion protein that “traps” and neutralizes cancer-promoting fibroblast growth factors, or FGFs, involved in cancer cell survival and proliferation and new blood vessel formation that our partner, GlaxoSmithKline, or GSK, is developing to treat patients with squamous non-small cell lung cancer, or NSCLC, and malignant pleural mesothelioma.

We have a differentiated target discovery platform and library, which we believe encompasses substantially all of the body’s medically important targets for protein therapeutics. This positions us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and a growing focus of our research and development activities.  We are applying all aspects of our biologics discovery platform, including cell-based screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, in our immuno-oncology research program. We have identified novel targets that we believe could be useful in immuno-oncology and are actively validating these and looking for additional targets. We have begun and will continue to generate therapeutic proteins, including antibodies or ligand traps, directed to the targets we identify and advance selected candidates into pre-clinical development and eventually into clinical development, with a goal of filing one new IND per year beginning in 2017.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended 2011, primarily due to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the three months ended March 31, 2015 and 2014, we reported a net loss of $11.0 million and $8.6 million, respectively. As of March 31, 2015, we had an accumulated deficit of $200.0 million.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

First Quarter 2015 and Other Recent Highlights

In January 2015, we closed an underwritten public offering of 3,829,994 shares of our common stock, or our 2015 Follow-on Public Offering, which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option. We received net proceeds of $78.7 million, after underwriting discounts, structuring fees and offering expenses.

Clinical Pipeline

The following table summarizes key information about our three most advanced product candidates:

FPA008

FPA008 in Immuno-Oncology

We expect to commence in mid-2015 a Phase 1a/1b trial with BMS to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo® (nivolumab), BMS’s PD-1 immune checkpoint inhibitor, with FPA008 as a potential treatment for patients with non-small cell lung cancer, or NSCLC, melanoma, head and neck cancer, pancreatic cancer, colorectal cancer and malignant glioma. We expect to complete Phase 1a dose escalation and expand into Phase 1b with the selected dose of FPA008 in late 2015 or early 2016.

FPA008 in Pigmented Villonodular Synovitis (PVNS)

We recently obtained IND clearance for our Phase 1/2 clinical trial of FPA008 in patients with PVNS and plan to begin enrollment in this trial in mid-2015. We expect to have some safety and preliminary efficacy data from the Phase 1 portion of this trial in patients with PVNS by the end of 2015 or early 2016.

FPA008 in Rheumatoid Arthritis (RA)

We are currently conducting an open-label safety and dose escalation component of a Phase 1 trial of FPA008 in patients with active RA.  We plan to present preliminary data from this RA component of the Phase 1 trial by the end of 2015.

FPA144

We continue to actively dose patients in our Phase 1a/1b clinical trial of FPA144 in solid tumor and gastric cancer patients. We expect to complete the dose escalation portion of the trial and begin expansion in selected gastric cancer patients with FGFR2b protein overexpression or FGFR2 gene amplification in their tumors as identified by molecular diagnostic assays.  We anticipate reporting preliminary data from the dose escalation portion of the trial by the end of 2015 or early 2016.

FP-1039

GSK continues to actively enroll all three arms of the Phase 1b clinical trial of FP-1039, consisting of Arms A and B in squamous non-small cell lung cancer and Arm C in mesothelioma, combined with standard doses of chemotherapy. One of the three arms has advanced into the expansion phase of the trial.  We expect GSK to present preliminary safety and efficacy data at a scientific meeting by the end of 2015.

Financial Overview

Collaboration Revenue

We have not generated any revenue from product sales. Our revenue to date has been derived from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners.  We currently have research collaborations in muscle diseases and respiratory diseases and an FP-1039 product collaboration and license agreement with GSK, a fibrosis and CNS research collaboration with UCB Pharma S.A., or UCB, and an immuno-oncology collaboration and clinical collaboration with Bristol-Myers Squibb Company, or BMS.

Summary Revenue by Collaboration Partner

The following is a comparison of collaboration revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in millions)	2015	2014
R&D Funding
Respiratory Diseases Collaboration	$0.9	$0.7
Muscle Diseases Collaboration	—	0.5
Fibrosis and CNS Collaboration	0.1	—
Immuno-oncology Research Collaboration	0.7	—
Other	—	0.1
Ratable Revenue Recognition
Respiratory Diseases Collaboration	0.7	0.7
Muscle Diseases Collaboration	—	0.6
Fibrosis and CNS Collaboration	0.8	0.6
Immuno-oncology Research Collaboration	1.1	0.2
Milestone and Contingent Payments
Muscle Diseases Collaboration	—	0.1
Total	$4.3	$3.5

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

We have a research and development team that designs, manages and evaluates the results of all of our research and development activities. We conduct nearly all of the core target discovery and early research and preclinical activities internally and rely on third parties, such as clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, for the execution of certain of our research and development activities, such as toxicology studies, drug substance and drug product manufacturing and the conduct of clinical trials. We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, our costs are often related to improving our discovery platform or preliminary screening activities and are not necessarily allocable to a specific target. We assign costs for such activities to a distinct non-program related project code. We allocate research and development management, overhead, common usage laboratory supplies and facility costs on a full-time equivalent basis.

The following is a comparison of research and development expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Product programs:
FPA008	$3.1	$2.2
FPA144	1.2	1.6
FP-1039	—	0.1
Early preclinical programs, collectively	—	0.3
Subtotal pipeline	4.3	4.2
Discovery collaborations	3.9	2.7
Early research and discovery	3.0	2.0
Total research and development expenses	$11.2	$8.9

We expect that most of the research and development expenses we incur that relate to our internal programs will continue to relate to activities to support our FPA008 and FPA144 clinical programs and our immuno-oncology research and discovery efforts. We expect our research and development expenses to increase as we advance our development programs further and advance additional drug candidates into preclinical and clinical development, in particular as we increase the number and size of our clinical trials and as we expand our internal immuno-oncology discovery and research efforts. We expect that our FPA008 development-related expenses will increase at a faster rate than our other internal program research and development expenses as we advance FPA008 into a Phase 1/2 clinical trial in PVNS and a Phase 1a/1b clinical trial in six cancers in mid-2015.

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

FP-1039 entered Phase 1b clinical development in July 2013, FPA008 entered Phase 1 clinical development in October 2013, FPA144 entered Phase 1 clinical development in December 2014. The successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the outcome of research, nonclinical and clinical activities of each drug candidate, as well as ongoing assessments as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional product collaborations in the future in order to complete the development and commercialization of our drug candidates.

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

We expect our general and administrative expenses to increase as we expand our operations to support our increased research and development activities. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing, prosecuting and maintaining patent applications, to increase as our intellectual property portfolio expands.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 18, 2015. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2015 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
(in millions)	2015	2014
Collaboration revenue	$4.3	$3.5
Operating expenses:
Research and development	11.2	8.9
General and administrative	4.2	3.3
Total operating expenses	15.4	12.2
Interest income	0.1	—
Net loss	$(11.0)	$(8.6

Collaboration Revenue

Collaboration revenue increased by $0.8 million, or 22.9%, to $4.3 million for the three months ended March 31, 2015 from $3.5 million for the three months ended March 31, 2014. This increase was primarily due to $1.6 million in revenue recognized under our immuno-oncology research collaboration with BMS entered into in March 2014, a $0.3 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB, a $0.2 million increase in revenue recognized under our respiratory diseases collaboration with GSK, offset by a $1.2 million decrease in research related revenue from our muscle diseases collaboration with GSK, the research term of which has ended.

Research and Development

Our research and development expenses increased by $2.3 million, or 25.8%, to $11.2 million for the three months ended March 31, 2015 from $8.9 million for the three months ended March 31, 2014. This increase was primarily due to an increase of $0.9 million related to advancing our FPA008 program, a $1.2 million increase in our discovery collaboration costs due to our entry into the immuno-oncology research collaboration with BMS in March 2014, and a $1.0 million increase in early research and discovery related to expanding our immuno-oncology effort, which was offset by a decrease of $0.4 million related to our FPA144 program, primarily due to preclinical and manufacturing costs incurred in 2014 to prepare for the Phase 1 clinical trial, and a decrease of $0.3 million in costs related to other early preclinical program expenses due to a reduction in the number of programs we are actively pursuing.

General and Administrative

Our general and administrative expenses increased by $0.9 million, or 27.3%, to $4.2 million for the three months ended March 31, 2015 from $3.3 million for the three months ended March 31, 2014, primarily due to a $0.3 million increase in recruiting costs related to expansion, a $0.2 million increase in stock-based compensation costs, a $0.2 million increase in cash compensation costs and $0.1 million increase in rent expense for our lease expansion in January 2015.

Liquidity and Capital Resources

On January 12, 2015, we completed our 2015 Follow-on Public Offering, which resulted in the sale of 3,829,994 shares of our common stock, at a price of $22.00 per share, including the partial exercise of the underwriters’ option to purchase additional shares of common stock. We received net proceeds of $78.7 million, after underwriting discounts, structuring fees and offering expenses paid by us.

As of March 31, 2015, we had $14.5 million in cash and cash equivalents and $202.7 million of marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 18 months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of March 31, 2015 and funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2018, without giving effect to any potential contingent payments we may receive under our existing collaboration agreements or any new collaboration agreements that we may enter into. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly and the timing of progress and expenses in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net cash used in operating activities	$(10.6)	$(5.6)
Net cash used in investing activities	(69.8)	(50.2)
Net cash provided by financing activities	79.6	59.3

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.6 million during the three months ended March 31, 2015. The net loss of $11.0 million was offset by non-cash charges of $0.4 million for depreciation and amortization, $1.0 million for stock-based compensation expense, and $0.5 million for amortization of premium on marketable securities. The net change in operating assets and liabilities was $1.4 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Net cash used in investing activities for the three months ended in March 31, 2015 increased primarily due to purchases of marketable securities with the net proceeds from our 2015 Follow-on Public Offering. Purchases of property and equipment were $0.4 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $79.6 million during the three months ended March 31, 2015, primarily related to the net proceeds of $78.7 million from our 2015 Follow-on Public Offering. Additionally, we received $0.9 million from employee stock option exercises for the three months ended March 31, 2015.

Net cash provided by financing activities was $59.3 million during the three months ended March 31, 2014 primarily related to the net proceeds of $40.1 million from our 2014 Follow-on Public Offering. Also, in connection with the immuno-oncology research collaboration, BMS purchased 994,352 shares of our common stock at a price of $21.16, for an aggregate purchase price of $21.0 million in March 2014, of which $2.4 million was considered to be an implied premium and was allocated to the deliverables under the immuno-oncology collaboration, resulting in $18.6 million being allocated to common stock. Additionally, we received $0.5 million from employee stock option exercises for the three months ended March 31, 2014.

Contractual Obligations and Contingent Liabilities

During the three months ended March 31, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 18, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of March 31, 2015, we had cash and cash equivalents and marketable securities of $217.1 million, consisting of bank deposits, interest-bearing money market accounts and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the three months ended March 31, 2015, we reported a net loss of $11.0 million. As of March 31, 2015, we had an accumulated deficit of $200.0 million.

Although we may from time to time report profitable results, such as during the fiscal year ended December 31, 2011, we generally expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.  We expect our operating expenses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance additional product candidates into clinical trials and as we increase the number and size of our clinical trials. We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2015 and the funding we expect to receive under existing collaboration agreements will fund our projected operating requirements into the first half of 2018. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to find new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

We plan to use our federal and state net operating loss, or NOL, carryforwards to offset taxable income from revenue that may be generated from future operations. However, our ability to use NOL carryforwards could be limited as a result of our issuance of equity securities.

We plan to use our current year operating losses to offset taxable income that may result from any revenue generated from future operations or collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, under the Tax Reform Act of 1986, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. As a result, our use of federal NOL carryforwards could be limited by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we issue. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow.

Risks Related to Our Business and Industry

Three of our product candidates are in clinical development. We may not advance additional product candidates into clinical development or identify or validate additional drug targets. If we do not advance additional product candidatesinto clinical development or identify or validate additional drug targets or experience significant delays in doing any of the foregoing, our business will be materially harmed.

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

Delays in clinical testing will delay the commercialization our product candidates, potentially increase our costs and harm our business.

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

For example, we plan to conduct a Phase 1/2 clinical trial of FPA008 in patients with PVNS, which is a rare, locally aggressive CSF1-driven tumor of synovium for which there are no currently approved therapies.  Very little data regarding the incidence and prevalence of PVNS exists and the data that has been published suggest that the incidence of PVNS may be as low as 1.8 per 1,000,000.  We expect that the limited size of the PVNS patient population will limit patient enrollment rates.  Also, we know that Plexxikon Inc. has begun a Phase 3 clinical trial of its PLX3397 candidate in PVNS and Roche has clinically tested its RG7155 antibody in PVNS patients.  If Plexxikon or Roche continue the clinical development of their products in PVNS, we would potentially compete with them for the enrollment in this rare patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our planned Phase 1/2 clinical trial of FPA008 in PVNS.  Also, although we believe selecting patients using companion diagnostics should increase the probability of success in our clinical trials of FPA144 and FP-1039 in gastric cancer and squamous non-small cell lung cancer, respectively, this will limit the number of patients eligible for enrollment.

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

The process of manufacturing our products is complex and subject to several risks, including those described below:

•

The process of manufacturing biologics is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•

The manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, natural disasters, power failures and numerous other factors.

•

Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, or because we must undertake costly remediation efforts or seek more costly manufacturing alternatives.

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

GSK is responsible for the manufacturing of FP-1039 for GSK’s use in clinical trials. Under our license and collaboration agreement with GSK, we have the right to require GSK to manufacture and supply us with FP-1039 bulk drug substance and filled FP-1039 drug product. We have contracted with third parties for the manufacture of FPA008 and FPA144 bulk drug substance and drug product and labeling and distribution of FPA008 drug product for our clinical trials.

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

If FP-1039, our lead product candidate, were approved for the treatment of squamous non-small cell lung cancer, it could face competition from currently approved and marketed products, including carboplatin, cisplatin, paclitaxel, docetaxel, gemcitabine, Opdivo® (nivolumab) and Tarceva® (erlotinib). Further competition could arise from products currently in development, including several small molecules that act in the same pathway as FP-1039, including Novartis AG’s BGJ-398, AstraZeneca plc’s AZD-4547, Eli Lilly and Company’s LY-2874455, ArQule Inc.’s ARQ-087, Clovis Oncology/Les Laboratoires Servier/EOS S.p.A.’s lucitanib, Incyte Corporation’s INCB54828, Debiopharm’s Debio1347, Bayer’s BAY 1163877 and Janssen Pharmaceuticals, Inc.’s JNJ-42756493. Additionally, we could face competition from other agents that are being developed to treat patients with squamous non-small cell lung cancer. Some of these programs have been advanced further in clinical development than FP-1039 and could receive approval before FP-1039 is approved, if it is approved at all.

If FPA008 were approved for the treatment of rheumatoid arthritis, it could face competition from currently approved and marketed products, including Humira® (adalimumab), Remicade ® (infliximab), Simponi® (golimumab), CIMZIA (certolizumab pegol), Orencia® (abatacept), Actemra® (tocilizumab) and Enbrel ® (etanercept), Xeljianz® (tofacitinib) or from products in development such as MorphoSys’ and GSK’s MOR103 antibody or Medimmune/AstraZeneca’s mavrilimumab antibody, which act on some of the same cell types as FPA008. Further competition for FPA008 in cancer or PVNS could arise from products currently in development, including Roche’s RG7155 anti-CSF1R antibody or Lilly’s IMC-CS4/LY3022855 antibody, with respect to immuno-oncology, and Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 small molecule tyrosine kinase inhibitor, Roche’s RG7155 antibody or Novartis AG’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as FPA008.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently approved and marketed products, including 5-fluorouracil, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel and docetaxel or CYRAMZATM (ramucirumab), and from products currently in early development, including AstraZeneca plc’s AZD-4547, a pan-FGFR small molecule, and Bayer’s BAY 1179470, an FGFR2 non-isoform specific antibody, and BAY1179470, an FGFR2 non-isoform specific antibody-drug conjugate (ADC).

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

We are experiencing significant growth in our operations as we expand the scope of our clinical activities, including the initiation in 2015 of a Phase 1/2 clinical trial of FPA008 in PVNS, the Phase 1a/1b clinical trial of FPA008 in combination with Opdivo (nivolumab) in six cancers, and our immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively.  To succeed, we must continue to recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We currently have ongoing discovery collaborations with GSK, UCB and BMS. As of March 31, 2015, we were eligible to receive up to an additional $9.3 million of research funding and technology access fees through 2017 under the GSK, UCB and BMS discovery collaborations. While we expect we will receive all of this funding and these fees, if GSK, UCB or BMS terminate any of our discovery collaborations, we may not receive all or any of this $9.3 million, which would adversely affect our business or financial condition.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and identify, test, develop, manufacture, market and sell product candidates and use our and our licensors’ or collaborators’ proprietary technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights, that are important or necessary to the use of our technologies or development or commercialization of our products. As a result, we are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into a non-exclusive license with BioWa, Inc. and Lonza Sales AG to use their Potelligent ® CHOK1SV technology, which is necessary to produce our FPA144 antibody, and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $28.00 through May 13, 2015. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

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

As of March 31, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 42.1% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) January 1, 2019; (ii) the first fiscal year after our annual gross revenues are $1 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Initial Public Offering

On September 23, 2013, we completed our IPO and issued 4,800,000 shares of our common stock at an initial offering price of $13.00 per share. On September 26, 2013, we sold an additional 720,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $13.00 per share. We received net proceeds from the IPO of approximately $63.8 million, after deducting underwriting discounts, offering expenses and commissions paid by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Jefferies LLC, BMO Capital Markets and Wells Fargo Securities, LLC acted as joint book-running managers and Guggenheim Securities, LLC acted as co-manager for the offering.

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

As of March 31, 2015, we have used approximately $27.7 million of the net offering proceeds from our IPO primarily to fund pre-clinical and clinical activities for FPA008 and FPA144.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: May 14, 2015	Lewis T. Williams
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: May 14, 2015	Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Balance Sheets; ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

*	Filed herewith.