Form 10-Q
period 2015-06-30
FIVE PRIME THERAPEUTICS INC
filed 2015-08-07
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes  ☐    No  ☒

As of July 31, 2015, the number of outstanding shares of the registrant’s common stock was 25,805,249.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our or our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials alone or in combination with other drugs;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to maintain and establish collaborations;
•	the implementation of our business model and strategic plans for our business, drug candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our drug candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of our potential products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	developments relating to our competitors and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$19,096	$15,267
Marketable securities	188,310	133,787
Receivable from collaborative partners	718	410
Prepaid and other current assets	2,587	1,794
Total current assets	210,711	151,258
Property and equipment, net	4,387	3,794
Other long-term assets	423	579
Total assets	$215,521	$155,631
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,353	$1,096
Accrued personnel-related expenses	3,094	4,618
Other accrued liabilities	3,344	1,531
Deferred revenue, current portion	12,601	11,938
Deferred rent, current portion	719	632
Total current liabilities	21,111	19,815
Deferred revenue, long-term portion	46,800	48,628
Deferred rent, long-term portion	1,249	1,514
Other long-term liabilities	442	469
Commitments
Stockholders' equity:
Common stock	26	22
Preferred stock	—	—
Additional paid-in capital	357,329	274,180
Accumulated other comprehensive income	72	1
Accumulated deficit	(211,508)	(188,998)
Total stockholders' equity	145,919	85,205
Total liabilities and stockholders' equity	$215,521	$155,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Collaboration and license revenue	$6,315	$4,981	$10,602	$8,527
Operating expenses:
Research and development	13,310	11,873	24,521	20,799
General and administrative	4,596	3,024	8,816	6,304
Total operating expenses	17,906	14,897	33,337	27,103
Loss from operations	(11,591)	(9,916)	(22,735)	(18,576)
Interest income	117	55	225	91
Other expense, net	—	(5)	—	(25)
Net loss	$(11,474)	$(9,866)	$(22,510)	$(18,510)
Basic and diluted net loss per common share	$(0.45)	$(0.46)	$(0.89)	$(0.92)
Shares used to compute basic and diluted net loss per common share	25,690	21,465	25,383	20,160

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(11,474)	$(9,866)	$(22,510)	$(18,510)
Other comprehensive income:
Net unrealized gain on marketable securities	41	22	71	38
Comprehensive loss	$(11,433)	$(9,844)	$(22,439)	$(18,472)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statement of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2015	2014

Operating activities
Net loss	$(22,510)	$(18,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	823	772
Stock-based compensation expense	2,203	1,376
Amortization of premium on marketable securities	1,042	628
Changes in operating assets and liabilities:
Receivable from collaborative partners	(308)	119
Prepaid, other current assets, and other long-term assets	(637)	(33)
Accounts payable	257	419
Accrued personnel-related expenses	(1,524)	(638)
Deferred revenue	(1,165)	19,660
Deferred rent	(178)	(275)
Other accrued liabilities and other long-term liabilities	1,786	2,940
Net cash provided by (used in) operating activities	(20,211)	6,458
Investing activities
Purchases of marketable securities	(102,994)	(106,451)
Maturities of marketable securities	47,500	45,900
Purchases of property and equipment	(1,416)	(985)
Net cash used in investing activities	(56,910)	(61,536)
Financing activities
Proceeds from public offering of common stock, net	78,693	40,099
Proceeds from the sale of common stock to collaborative partner	—	18,629
Proceeds from issuance of common stock under equity incentive plans	2,257	1,248
Net cash provided by financing activities	80,950	59,976
Net increase in cash and cash equivalents	3,829	4,898
Cash and cash equivalents at beginning of period	15,267	8,161
Cash and cash equivalents at end of period	$19,096	$13,059

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

June 30, 2015

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

Unaudited Interim Financial Information

The accompanying financial information as of June 30, 2015 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Condensed Balance Sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission.

Follow-on Public Offering

In January 2015, we closed an underwritten public offering of 3,829,994 shares of our common stock, which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option. We received net proceeds of $78.7 million, after underwriting discounts, structuring fees and offering expenses.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any Level 3 securities as of June 30, 2015.

The following table summarizes, for assets recorded at fair value, the respective fair values and the classifications by level of input within the fair value hierarchy defined above (in thousands):

	June 30, 2015
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$9,842	$9,842	$—	$—
U.S. Treasury securities	188,310	188,310	—	—
Total cash equivalents and marketable securities	$198,152	$198,152	$—	$—

	December 31, 2014
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$9,996	$9,996	$—	$—
U.S. Treasury securities	130,786	130,786	—	—
U.S. government agency securities	3,001	—	3,001	—
Total cash equivalents and marketable securities	$143,783	$140,782	$3,001	$—

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

We excluded the following options and restricted stock awards, or RSAs, to purchase shares of common stock (in thousands) from the calculation of diluted net loss per share for all periods presented as the effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Options and RSAs to purchase common stock	2,604	2,141	2,635	2,177
	2,604	2,141	2,635	2,177

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction  price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements.

3.	Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	June 30, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$9,842	$—	$—	$9,842
U.S. Treasury securities	188,238	72	—	188,310
	198,080	72	—	198,152
Less: cash equivalents	(9,842)	—	—	(9,842)
Total marketable securities	$188,238	$72	$—	$188,310

	December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$9,996	$—	$—	$9,996
U.S. Treasury securities	130,785	18	(17)	130,786
U.S. government agency securities	3,001	—	—	3,001
	143,782	18	(17)	143,783
Less: cash equivalents	(9,996)	—	—	(9,996)
Total marketable securities	$133,786	$18	$(17)	$133,787

As of June 30, 2015, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$167,407	$167,466
In one to two years	20,831	20,844
Total marketable securities	$188,238	$188,310

We did not have any gross unrealized losses from our marketable securities as of June 30, 2015. We made no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our stock plans and related information:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Shares	Per Share	Term
Balance at December 31, 2014	2,684,812	$7.85
Options granted	143,288	$22.27
Options exercised	(210,704)	$6.77
Options forfeited	(75,895)	$8.76
Options expired	(10,465)	$8.03
Balance at June 30, 2015	2,531,036	$8.73
Options exercisable	1,502,968	$6.78	5.79

We have granted restricted stock awards, or RSAs, to certain employees. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are unforfeitable once fully vested. We based the fair value of RSAs on the closing sales price of our common stock on the grant date.

The following table summarizes the RSAs activity under our stock plans and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at January 1, 2015	24,000	$12.18
RSAs granted	70,370	$20.06
RSAs vested	—	$—
RSAs forfeited	(4,120)	$20.06
Unvested balance at June 30, 2015	90,250	$18.07

As of June 30, 2015, there were 4,102,609 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

We calculate employee stock-based compensation expense based on awards ultimately expected to vest reduced by estimated forfeitures. We estimate forfeitures at the time of grant and revise forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$596	$369	$1,105	$729
General and administrative	616	371	1,098	647
Total	$1,212	$740	$2,203	$1,376

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected term (years)	5.5-6.1	5.3-6.1	5.5-6.1	5.3-6.1
Expected volatility	71%	85%	71-73%	85%
Risk-free interest rate	1.4-1.9	1.6-1.9%	1.4-1.9	1.6-1.9%
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2015, we had $7.2 million of total unrecognized compensation expense related to nonvested employee and director stock options that we expect to recognize over a weighted-average period of 2.5 years.

5.	License Agreement

bluebird bio, Inc.

In May 2015, we entered into an exclusive license agreement, referred to as the license agreement, with bluebird bio, Inc., or bluebird, under which we licensed to bluebird human antibodies to an undisclosed cancer target to research, develop and commercialize chimeric antigen receptor (CAR) T cell therapies using these antibodies.

Under the license agreement, bluebird paid us a $1.5 million upfront fee and is obligated to pay us subsequent milestone payments, which together could total up to $131.0 million per licensed product if bluebird achieves certain development, regulatory and commercial milestones. We are also eligible to receive tiered royalties on product sales. bluebird will conduct and fund clinical development as well as regulatory and commercial activities.

There are no other deliverables under the agreement other than the license grant. We recognized the $1.5 million upfront fee as revenue upon delivery of the license grant, which was completed in the three months ended June 30, 2015.

In accordance with ASU No. 2010-17, Milestone Method of Revenue Recognition, we determined that the remaining contingent payments under the license agreement do not constitute milestone payments and we will not account for such payments under the milestone method of revenue recognition. The events leading to these payments under the license agreement do not meet the definition of a milestone under ASU 2010-17 because the achievement of these events solely depends on bluebird’s performance. Since we have no remaining performance obligations under the license agreement, we would recognize the contingent payment as revenue in full upon the triggering event.

The license agreement will expire upon the fulfillment of all payment obligations under the license agreement. In addition, bluebird may terminate the license agreement in its entirety without cause at any time with advance written notice and either party may terminate the license agreement in its entirety with written notice for the other party’s material breach if such party fails to cure the breach or immediately upon certain insolvency events.

6.	Employee Benefit Plans

We sponsor a 401(k) plan under which eligible employees may elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. We pay the administrative costs for the plan.

Effective January 1, 2015, we elected to match employee contributions to the 401(k) plan, or the Company Match, as permitted by the plan. We plan to make matching contributions on June 15 and December 15 each year in an amount equal to 50% of the amount contributed by the employee up to an annual maximum Company Match per employee equal to the lesser of (i) 4% of such employee’s compensation; or (ii) $6,000. We deliver the Company Match through the issuance of shares of our common stock. We delivered 13,720 shares of our common stock as the Company Match on June 15, 2015 and recorded 401(k) plan Company Match expense of $157,000 and $336,000 for the three and six months ended June 30, 2015.

7.	Subsequent Event

In July 2015, we entered into a research collaboration and license agreement with INBRX 110 LP, or Inhibrx, to obtain (a) an exclusive, worldwide license to antibodies to glucocorticoid-induced tumor necrosis factor receptor, or GITR, for therapeutic and diagnostic uses, which we refer to respectively as licensed therapeutic products and  licensed diagnostic products, and (b) an exclusive option, or the option, to obtain exclusive, worldwide licenses to multi-specific antibodies developed by Inhibrx that bind to both GITR and other targets, each of which we refer to as a multi-specific product.  We can exercise an option with respect to a multi-specific product within a limited period of time after (i) certain activities related to initiating clinical manufacturing of such multi-specific product or (ii) if not earlier exercised, the dosing of the first patient in a Phase 2 clinical trial of such multi-specific product.

Pursuant to the collaboration agreement, we paid Inhibrx an upfront fee of $10.0 million. Additionally, with respect to each licensed therapeutic product, we will be obligated to pay up to $62.5 million in specified development milestone payments and (i) if such licensed therapeutic product does not receive a Breakthrough Therapy Designation from the U.S. Food and Drug Administration, or FDA, up to $280.0 million in specified regulatory and commercial milestone payments, or (ii) if such licensed therapeutic product receives a Breakthrough Therapy Designation from the FDA, up to $380.0 million in specified regulatory and commercial milestone payments. Inhibrx is also eligible for low double-digit tiered royalties on future product sales. We may pay all or a portion of milestone payments for development and regulatory events in shares of our common stock, subject to certain limitations and conditions. We would be obligated to register for resale under the Securities Act of 1933, as amended, or the Securities Act, any such shares of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC) on March 18, 2015.

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

•

FPA008 is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we are developing in rheumatoid arthritis and pigmented villonodular synovitis, or PVNS, and plan to study in clinical trials in multiple cancers in combination with Bristol-Myers Squibb Company’s, Opdivo® (nivolumab).

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

We have a differentiated target discovery platform and library, which we believe encompasses substantially all of the body’s medically important targets for protein therapeutics. This positions us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and a growing focus of our research and development activities.  We are applying all aspects of our biologics discovery platform, including cell-based screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, in our immuno-oncology research program. We have identified novel targets that we believe could be useful in immuno-oncology and are actively validating these and looking for additional targets. We have begun and will continue to generate therapeutic proteins, including antibodies or ligand traps, directed to the targets we identify and advance selected candidates into pre-clinical development and eventually into clinical development, with a goal of filing one new Investigational New Drug, or IND, application per year beginning in 2017.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended 2011, primarily due to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the six months ended June 30, 2015 and 2014, we reported a net loss of $22.5 million and $18.5 million, respectively. As of June 30, 2015, we had an accumulated deficit of $211.5 million.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Second Quarter 2015 and Other Recent Highlights

Research Collaboration and License Agreement

In July 2015, we entered into a research collaboration and license agreement with INBRX 110 LP, or Inhibrx, pursuant to which we obtained an exclusive, worldwide license to Inhibrx’s glucocorticoid-induced tumor necrosis factor receptor, or GITR, antibodies, which we refer to now as our FPA154 program. Our FPA154 antibody program is currently at lead selection stage.

Clinical Pipeline

The following table summarizes key information about our three most advanced product candidates:

FPA008

FPA008 in Immuno-Oncology

We have obtained IND clearance for our Phase 1a/1b trial with BMS to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo® (nivolumab), BMS’s PD-1 immune checkpoint inhibitor, with FPA008 as a potential treatment for patients with non-small cell lung cancer, or NSCLC, melanoma, head and neck cancer, pancreatic cancer, colorectal cancer and malignant glioma. We expect to commence enrollment in this trial in August 2015 and expect to complete Phase 1a dose escalation and expand into Phase 1b with the selected dose of FPA008 in late 2015 or early 2016.

FPA008 in Pigmented Villonodular Synovitis (PVNS)

We are conducting a Phase 1/2 clinical trial of FPA008 in patients with PVNS. During the Phase 1 dose escalation part of the trial, we will assess the safety, pharmacodynamics and imaging of the joints to determine the dose for expansion. During the Phase 2 expansion, we will evaluate tumor response rate and duration, and measures of pain and joint function. We plan to complete the Phase 1 dose escalation part of this trial and move into the Phase 2 dose expansion part by the end of 2015 or early 2016.

FPA008 in Rheumatoid Arthritis (RA)

We are conducting an open-label safety and dose escalation component of a Phase 1 trial of FPA008 in patients with active RA. We plan to present preliminary data from this RA component of the Phase 1 trial by the end of 2015.

FPA144

We are conducting a Phase 1a/1b clinical trial of FPA144 in solid tumor and gastric cancer patients. By the end of 2015, we expect to complete the dose escalation portion of the trial and begin expansion in selected gastric cancer patients with FGFR2b protein overexpression or FGFR2 gene amplification in their tumors as identified by molecular diagnostic assays.  We anticipate reporting preliminary data from the dose escalation portion of the trial by the end of 2015 or early 2016.

FP-1039

GSK is conducting a Phase 1b clinical trial of FP-1039 combined with standard doses of chemotherapy in patients with newly-diagnosed or recurrent squamous non-small cell lung cancer and malignant pleural mesothelioma.  We expect GSK to present preliminary safety and efficacy data from this trial at the World Conference on Lung Cancer in September 2015.

Preclinical Pipeline

We are applying all aspects of our biologics discovery platform to discover and validate targets that we believe could be useful in immuno-oncology and to generate therapeutic proteins, including antibodies and ligand traps, directed to these targets.  We have several ongoing antibody discovery campaigns and expect to initiate additional antibody and ligand trap campaigns as we continue to validate additional targets.  We plan to advance select candidates into pre-clinical development and eventually clinical development.

Using our biologics discovery platform, we identified GITR as one of the most effective tumor suppressors among hundreds of targets that regulate immune response to tumors.  GITR is selectively expressed on effector and regulatory T cells and agonist antibodies to GITR can induce tumor regressions, particularly in combination therapy.  We identified Inhibrx as having unique multivalent antibody scaffolds designed to multimerize and activate GITR receptors to a high degree without any Fc receptor binding, which we believe will achieve greater agonist activity with a higher therapeutic index and less variability among patients than antibodies currently under development.  In July 2015, we entered into a research collaboration and license agreement with Inhibrx under which we obtained an exclusive, worldwide license to Inhibrx’s GITR antibodies, which we refer to now as our FPA154 program.  Our FPA154 antibody program is currently at lead selection stage.

We plan to file at least one new IND application per year from our research programs beginning in 2017.

Financial Overview

Collaboration and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners and licensees.  We currently have a respiratory diseases research collaboration and an FP-1039 license agreement with GSK, a fibrosis and CNS research collaboration with UCB Pharma S.A., or UCB, and an immuno-oncology collaboration and an FPA008 clinical collaboration with Bristol-Myers Squibb Company, or BMS, under which we are performing obligations and a license agreement with bluebird bio. In 2014, we also were performing obligations under a muscle diseases research collaboration with GSK under which we received funding and recognized revenue.

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
R&D Funding
Respiratory Diseases Collaboration	$1.2	$1.0	$2.1	$1.7
Muscle Diseases Collaboration	—	0.3	—	0.8
Fibrosis and CNS Collaboration	0.3	0.1	0.4	0.1
Immuno-oncology Research Collaboration	0.7	0.8	1.4	0.8
Immuno-oncology Clinical Collaboration	0.2	—	0.2	—
Other	—	—	—	0.1
Ratable Revenue Recognition
Respiratory Diseases Collaboration	0.6	0.6	1.3	1.3
Muscle Diseases Collaboration	—	0.3	—	0.9
Fibrosis and CNS Collaboration	0.7	0.8	1.5	1.4
Immuno-oncology Research Collaboration	1.1	1.1	2.2	1.3
Milestone and Contingent Payments
Muscle Diseases Collaboration	—	—	—	0.1
Other License Revenue
bluebird bio License Agreement	1.5	—	1.5	—
Total	$6.3	$5.0	$10.6	$8.5

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations and licenses or any new collaborations and licenses we may enter into.

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

We have a research and development team that designs, manages and evaluates the results of all of our research and development activities. We conduct nearly all of the core target discovery and early research and preclinical activities internally and rely on third parties, such as clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, for the execution of certain of our research and development activities, such as toxicology studies, drug substance and drug product manufacturing and the conduct of clinical trials. We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, our costs are often related to improving our discovery platform or preliminary screening activities and are not necessarily allocable to a specific program. We assign costs for such activities to a distinct non-program related project code. We allocate research and development management, overhead, common usage laboratory supplies and facility costs on a full-time equivalent basis.

The following is a comparison of research and development expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Development programs:
FPA008	$4.3	$1.6	$7.4	$3.8
FPA144	1.3	5.1	2.5	6.7
FP-1039	0.1	0.2	0.1	0.3
Subtotal pipeline	5.7	6.9	10.0	10.8
Preclinical programs	1.3	—	1.3	0.3
Early research and discovery	2.6	1.7	5.6	3.7
Discovery collaborations	3.7	3.3	7.6	6.0
Total research and development expenses	$13.3	$11.9	$24.5	$20.8

We expect that most of the research and development expenses we incur that relate to our internal programs will continue to relate to activities to support our FPA008 and FPA144 clinical programs and our immuno-oncology research, discovery and preclinical efforts. We expect our research and development expenses to increase as we advance our development programs further and advance additional drug candidates into preclinical and clinical development, in particular as we increase the number and size of our clinical trials and as we expand our internal immuno-oncology discovery and research efforts. We expect that our FPA008 development-related expenses will increase at a faster rate than our other internal program research and development expenses as we advance FPA008 in clinical trials in RA, PVNS and multiple cancers. We have in the past in-licensed technology and product rights, including from Galaxy Biotech with respect to our FPA144 program and from Inhibrx with respect to our FPA154 program.  Under these license agreements we have agreed to pay the licensor up-front fees, milestone payments and royalties on sales of licensed products. We may in the future enter into additional in-licensing agreements for technology or product rights pursuant to which we may be obligated to pay additional up-front fees, milestone payments and royalties on product sales.  Also, we expect that our addition of in-licensed products to our research and development pipeline generally would increase our research and development expenses because we expect we would assume the responsibility for future research and drug development costs.

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

FP-1039 entered Phase 1b clinical development in July 2013; FPA008 entered Phase 1 clinical development in RA in October 2013, Phase 1/2 clinical development in PVNS in July 2015, and will enter clinical development in immuno-oncology pursuant to our collaboration with BMS in August 2015; and FPA144 entered Phase 1 clinical development in December 2014. The successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the outcome of research, nonclinical and clinical activities of each drug candidate, as well as ongoing assessments as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional product collaborations in the future in order to complete the development and commercialization of our drug candidates.

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

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 18, 2015. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2015 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended
	June 30,
(in millions)	2015	2014
Collaboration and license revenue	$6.3	$5.0
Operating expenses:
Research and development	13.3	11.9
General and administrative	4.6	3.0
Total operating expenses	17.9	14.9
Interest income	0.1	—
Net loss	$(11.5)	$(9.9)

Collaboration and License Revenue

Collaboration and license revenue increased by $1.3 million, or 26.0%, to $6.3 million for the three months ended June 30, 2015 from $5.0 million for the three months ended June 30, 2014. This increase was primarily due to $1.5 million in revenue recognized under our license agreement with bluebird that we entered into in May 2015, a $0.2 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB, a $0.2 million increase in revenue recognized under our respiratory diseases collaboration with GSK, a $0.2 million increase in research related revenue from our immuno-oncology clinical collaboration with BMS in November 2014, offset by a $0.6 million decrease in research related revenue from our muscle diseases collaboration with GSK, the research term of which ended in 2014.

Research and Development

Our research and development expenses increased by $1.4 million, or 11.8%, to $13.3 million for the three months ended June 30, 2015 from $11.9 million for the three months ended June 30, 2014. This increase was primarily due to an increase of $2.7 million related to advancing our FPA008 program, a $1.3 million increase in advancing our preclinical programs, a $0.9 million increase in early research and discovery related to expanding our immuno-oncology efforts, and a $0.4 million increase in our discovery collaboration costs due to our entry into the immuno-oncology research collaboration with BMS in March 2014, which was offset by a decrease of $3.8 million related to our FPA144 program, primarily due to preclinical and manufacturing costs incurred in 2014 to prepare for the Phase 1 clinical trial.

General and Administrative

Our general and administrative expenses increased by $1.6 million, or 53.3%, to $4.6 million for the three months ended June 30, 2015 from $3.0 million for the three months ended June 30, 2014, primarily due to a $ 0.9 million increase in facility costs, a $0.6 million increase in cash and stock-based compensation costs and a $0.1 million increase in recruiting costs related to expansion.

Comparison for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30,
(in millions)	2015	2014
Collaboration and license revenue	$10.6	$8.5
Operating expenses:
Research and development	24.5	20.8
General and administrative	8.8	6.3
Total operating expenses	33.3	27.1
Interest income	0.2	0.1
Other income (expense), net	$(22.5)	$(18.5)
Net loss

Collaboration and License Revenue

Collaboration and license revenue increased by $2.1 million, or 24.7%, to $10.6 million for the six months ended June 30, 2015 from $8.5 million for the six months ended June 30, 2014. This increase was primarily due to $1.5 million in revenue recognized under our license agreement with bluebird that we entered into in May 2015, a $1.5 million increase in research related revenue from our immuno-oncology research collaboration agreement with BMS in March 2014, a $0.4 million increase in revenue recognized under our respiratory disease collaboration with GSK, a $0.2 million increase in research related revenue from our immuno-oncology clinical collaboration with BMS in November 2014 and a $0.3 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB, which was offset by a $1.7 million decrease in research related revenue from our muscle diseases collaboration with GSK, the research term of which ended in 2014.

Research and Development

Our research and development expenses increased by $3.7 million, or 17.8%, to $24.5 million for the six months ended June 30, 2015 from $20.8 million for the six months ended June 30, 2014. This increase was primarily due to an increase of $3.6 million related to advancing our FPA008 program, a $1.0 million increase in advancing our preclinical programs, a $1.6 million increase in our discovery collaboration costs due to our entry into the immuno-oncology research collaboration with BMS in March 2014, and a $1.9 million increase in early research and discovery related to expanding our immuno-oncology effort, which was offset by a decrease of $4.2 million related to our FPA144 program, primarily due to preclinical and manufacturing costs incurred in 2014 to prepare for the Phase 1 clinical trial.

General and Administrative

Our general and administrative expenses increased by $2.5 million, or 39.7%, to $8.8 million for the six months ended June 30, 2015 from $6.3 million for the three months ended June 30, 2014, primarily due to a $0.8 million increase in facility costs, a $1.1 million increase in cash and stock-based compensation costs, a $0.4 million increase in recruiting costs related to expansion, and a $0.2 million increase in business development efforts.

Liquidity and Capital Resources

On January 12, 2015, we completed our 2015 underwritten public offering, which resulted in the sale of 3,829,994 shares of our common stock, at a price of $22.00 per share, including the partial exercise of the underwriters’ option to purchase additional shares of common stock. We received net proceeds of $78.7 million, after underwriting discounts, structuring fees and offering expenses paid by us.

As of June 30, 2015, we had $19.1 million in cash and cash equivalents and $188.3 million of marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 18 months or less.

In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events and royalty payments under our collaboration and license agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ and licensee’s research and development activities and is uncertain at this time. Our rights to payment under our collaboration and license agreements are our only committed external source of funds.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third party clinical and preclinical research and development services, including clinical trial, manufacturing, laboratory and related supplies, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs and contract manufacturers provides us with flexibility in managing our spending and limits our cost commitments at any point in time.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of June 30, 2015 and funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements through the end of 2017, without giving effect to any potential contingent payments we may receive under our existing collaboration agreements or any new collaboration agreements that we may enter into. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly and the timing of progress and expenses in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(in millions)	2015	2014
Net cash provided by (used in) operating activities	$(20.2)	$6.5
Net cash used in investing activities	(56.9)	(61.5)
Net cash provided by financing activities	81.0	60.0

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $20.2 million during the six months ended June 30, 2015. The net loss of $22.5 million was offset by non-cash charges of $0.8 million for depreciation and amortization, $2.2 million for stock-based compensation expense, and $1.0 million for amortization of premium on marketable securities. The net change in operating assets and liabilities was $1.8 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Net cash used in investing activities for the six months ended in June 30, 2015 increased primarily due to purchases of marketable securities with the net proceeds from our 2015 underwritten public offering. Purchases of property and equipment were $1.4 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $81.0 million during the six months ended June 30, 2015, primarily related to the net proceeds of $78.7 million from our 2015 underwritten public offering. Additionally, we received $2.3 million from employee stock option exercises for the six months ended June 30, 2015.

Net cash provided by financing activities was $60.0 million during the six months ended June 30, 2014 primarily related to our January 2014 underwritten public offering of our common stock, which resulted in the sale of 3,450,000 shares of common stock at a price of $12.50 per share, which resulted in cash proceeds of $40.1 million after deducting underwriting discounts and commissions and expenses. Also, in connection with the immuno-oncology collaboration, BMS purchased 994,352 shares of our common stock at a price of $21.16, for an aggregate purchase price of $21.0 million in March 2014, of which $2.4 million was considered to be an implied premium and was allocated to the deliverables under the immuno-oncology collaboration, resulting in $18.6 million being allocated to common stock. Additionally, we received $1.2 million from employee stock option exercises for the six months ended June 30, 2014.

Contractual Obligations and Contingent Liabilities

During the six months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Our Annual Report does not describe any potential future milestone or royalty payments we may be required to make to third parties as part of certain collaboration and in-licensing agreements, including the research collaboration and license agreement we entered into with Inhibrx in July 2015, under which Inhibrx granted us an exclusive worldwide license to Inhibrx’s GITR antibodies.  Any potential future milestone and royalty payments that we may be required to make to Inhibrx pursuant to the research collaboration and license agreement are more fully described in Note 7 to the accompanying unaudited condensed financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2015, we had cash and cash equivalents and marketable securities of $207.4 million, consisting of bank deposits, interest-bearing money market accounts and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the six months ended June 30, 2015, we reported a net loss of $22.5 million. As of June 30, 2015, we had an accumulated deficit of $211.5 million.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance additional product candidates into clinical trials and as we increase the number and size of our clinical trials. We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2015 and the funding we expect to receive under existing collaboration agreements will fund our projected operating requirements through the end of 2017. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to find new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

Risks Related to Our Business and Industry

Three of our product candidates are in clinical development. We may not advance additional product candidates into clinical development or identify or validate additional drug targets. If we do not advance additional product candidates into clinical development or identify or validate additional drug targets or experience significant delays in doing any of the foregoing, our business will be materially harmed.

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

For example, we are conducting a Phase 1/2 clinical trial of FPA008 in patients with PVNS, which is a rare, locally aggressive CSF1-driven tumor of synovium for which there are no currently approved therapies.  Very little data regarding the incidence and prevalence of PVNS exists and the data that has been published suggest that the incidence of PVNS may be as low as 1.8 per 1,000,000.  We expect that the limited size of the PVNS patient population will limit patient enrollment rates.  Also, we know that Plexxikon Inc. has begun a Phase 3 clinical trial of its PLX3397 candidate in PVNS and Roche has clinically tested its RG7155 antibody in PVNS patients.  If Plexxikon or Roche continue the clinical development of their products in PVNS, we would potentially compete with them for the enrollment in this rare patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our Phase 1/2 clinical trial of FPA008 in PVNS.  Also, although we believe selecting patients using companion diagnostics should increase the probability of success in our clinical trials of FPA144 and FP-1039 in gastric cancer and squamous non-small cell lung cancer, respectively, this will limit the number of patients eligible for enrollment.

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

The FDA or a comparable foreign regulatory authority may require more information to support approval, including additional preclinical or clinical data, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate or otherwise materially harm the commercial prospects for such product candidate, if approved, and could significantly harm our business, results of operations and prospects.

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

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or causing another entity or individual to present such false or fraudulent claims for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

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

If FP-1039, our lead product candidate, were approved for the treatment of squamous non-small cell lung cancer, it could face competition from currently approved and marketed products, including carboplatin, cisplatin, paclitaxel, docetaxel, gemcitabine, Opdivo® (nivolumab), CyramzaTM (ramicirumab) and Tarceva® (erlotinib). Further competition could arise from products currently in development, including several small molecules that act in the same pathway as FP-1039, including Novartis AG’s BGJ-398, AstraZeneca plc’s AZD-4547, Eli Lilly and Company’s LY-2874455, ArQule Inc.’s ARQ-087, Clovis Oncology/Les Laboratoires Servier/EOS S.p.A.’s lucitanib, Incyte Corporation’s INCB54828, Debiopharm’s Debio1347, Bayer’s BAY 1163877 and Janssen Pharmaceuticals, Inc.’s JNJ-42756493. Additionally, we could face competition from other agents that are being developed to treat patients with squamous non-small cell lung cancer. Some of these programs have been advanced further in clinical development than FP-1039 and could receive approval before FP-1039 is approved, if it is approved at all.

If FPA008 were approved for the treatment of rheumatoid arthritis, it could face competition from currently approved and marketed products, including Humira® (adalimumab), Remicade® (infliximab), Simponi® (golimumab), CIMZIA® (certolizumab pegol), Orencia® (abatacept), Actemra® (tocilizumab) and Enbrel® (etanercept), Xeljianz® (tofacitinib) or from products in development such as MorphoSys’ and GSK’s MOR103 antibody or Medimmune/AstraZeneca’s mavrilimumab antibody, which act on some of the same cell types as FPA008. Further competition for FPA008 in cancer or PVNS could arise from products currently in development, including Roche’s RG7155 anti-CSF1R antibody, Lilly’s IMC-CS4/LY3022855 antibody, or Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 small molecule tyrosine kinase inhibitor, with respect to immuno-oncology, and Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 small molecule tyrosine kinase inhibitor or Novartis AG’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as FPA008.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently approved and marketed products, including 5-fluorouracil, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel and docetaxel or CyramzaTM (ramucirumab), and from products currently in early development, including AstraZeneca plc’s AZD-4547, a pan-FGFR small molecule, and Bayer’s BAY1187982, an FGFR2 non-isoform specific antibody, and BAY1179470, an FGFR2 non-isoform specific antibody-drug conjugate (ADC).

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

We are experiencing significant growth in our operations as we expand the scope of our clinical activities, including our initiation in July 2015 of a Phase 1/2 clinical trial of FPA008 in PVNS, the expected initiation in August 2015 of a Phase 1a/1b clinical trial of FPA008 in combination with Opdivo® (nivolumab) in six cancers, and our immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

In April 2014, GSK announced that it entered into an agreement for a three-part transaction with Novartis AG, or Novartis, pursuant to which GSK would, among other things, divest to Novartis its commercial oncology portfolio, related research and development activities and rights to its AKT inhibitor as well as grant Novartis certain commercialization rights for future oncology products. In connection with this transaction, GSK plans to refocus its oncology efforts to development in immuno-oncology and epigenetics.  Because FP-1039 is not within GSK’s areas of focus for oncology, GSK may not dedicate as many resources on the development of FP-1039 as if FP-1039 was within GSK’s areas of focus or may otherwise prioritize its other oncology efforts over the development of FP-1039.

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

We currently have ongoing discovery collaborations with GSK, UCB and BMS. As of June 30, 2015, we were eligible to receive up to an additional $6.5 million of research funding and technology access fees through 2017 under the GSK, UCB and BMS discovery collaborations. While we expect we will receive all of this funding and these fees, if GSK, UCB or BMS terminate any of our discovery collaborations, we may not receive all or any of this $6.5 million, which would adversely affect our business or financial condition.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and identify, test, develop, manufacture, market and sell product candidates and use our and our licensors’ or collaborators’ proprietary technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights, that are important or necessary to the use of our technologies or development or commercialization of our products. As a result, we are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into a non-exclusive license with BioWa, Inc. and Lonza Sales AG to use their Potelligent® CHOK1SV technology, which is necessary to produce our FPA144 antibody, an exclusive license with INBRX 110 LP to antibodies to glucocorticoid-induced tumor necrosis factor receptor, which we intend to clinically develop for therapeutic and diagnostic uses pursuant to our FPA154 program, and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $28.00 through August 6, 2015. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

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

As of June 30, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 38.9% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

As of June 30, 2015, we have used approximately $33 million of the net offering proceeds from our IPO primarily to fund pre-clinical and clinical activities for FPA008 and FPA144, which constitutes the total aggregate amount of our IPO net offering proceeds designated for such activities. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated September 18, 2013, filed with the SEC pursuant to Rule 424(b)(4) pursuant to the Securities Act, for the remainder of the proceeds.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: August 7, 2015	Lewis T. Williams
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: August 7, 2015	Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.