Form 10-Q
period 2015-09-30
FIVE PRIME THERAPEUTICS INC
filed 2015-11-05
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, the number of outstanding shares of the registrant’s common stock was 27,503,839.

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
•

our expectations that our FPA008 collaboration agreement with Bristol-Myers Squibb Company will become effective upon expiration of the notice and waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

•	our receipt of future milestone payments and/or royalties, and the timing of such payments;
•	our or our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials alone or in combination with other drugs;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to maintain and establish collaborations;
•	the implementation of our business model and strategic plans for our business, drug candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our drug candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of our potential products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	developments relating to our competitors and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$36,956	$15,267
Marketable securities	146,458	133,787
Receivable from collaborative partners	1,666	410
Prepaid and other current assets	5,454	1,794
Total current assets	190,534	151,258
Property and equipment, net	4,030	3,794
Other long-term assets	409	579
Total assets	$194,973	$155,631
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,565	$1,096
Accrued personnel-related expenses	4,280	4,618
Other accrued liabilities	4,033	1,531
Deferred revenue, current portion	12,119	11,938
Deferred rent, current portion	743	632
Total current liabilities	22,740	19,815
Deferred revenue, long-term portion	45,173	48,628
Deferred rent, long-term portion	1,057	1,514
Other long-term liabilities	368	469
Commitments
Stockholders' equity:
Common stock	26	22
Preferred stock	—	—
Additional paid-in capital	361,051	274,180
Accumulated other comprehensive income	37	1
Accumulated deficit	(235,479)	(188,998)
Total stockholders' equity	125,635	85,205
Total liabilities and stockholders' equity	$194,973	$155,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Collaboration and license revenue	$5,858	$6,059	$16,460	$14,586
Operating expenses:
Research and development	24,720	9,803	49,241	30,602
General and administrative	5,213	3,360	14,029	9,664
Total operating expenses	29,933	13,163	63,270	40,266
Loss from operations	(24,075)	(7,104)	(46,810)	(25,680)
Interest income	107	57	332	148
Other expense, net	(3)	(41)	(3)	(66)
Net loss	$(23,971)	$(7,088)	$(46,481)	$(25,598)
Basic and diluted net loss per common share	$(0.93)	$(0.33)	$(1.82)	$(1.24)
Shares used to compute basic and diluted net loss per common share	25,825	21,521	25,532	20,619

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(23,971)	$(7,088)	$(46,481)	$(25,598)
Other comprehensive income:
Net unrealized (loss) gain on marketable securities	(35)	19	36	60
Comprehensive loss	$(24,006)	$(7,069)	$(46,445)	$(25,538)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statement of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014

Operating activities
Net loss	$(46,481)	$(25,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,275	1,154
Loss on disposal of property	3	41
Stock-based compensation expense	5,056	2,230
Amortization of premium on marketable securities	1,491	1,075
Changes in operating assets and liabilities:
Receivable from collaborative partners	(1,256)	205
Prepaid, other current assets, and other long-term assets	(3,490)	(539)
Accounts payable	469	324
Accrued personnel-related expenses	(338)	149
Deferred revenue	(3,274)	17,560
Deferred rent	(346)	(412)
Other accrued liabilities and other long-term liabilities	2,401	373
Net cash used in operating activities	(44,490)	(3,438)
Investing activities
Purchases of marketable securities	(135,376)	(121,016)
Maturities of marketable securities	121,250	70,705
Purchases of property and equipment	(1,514)	(1,430)
Net cash used in investing activities	(15,640)	(51,741)
Financing activities
Proceeds from public offering of common stock, net	78,693	40,099
Proceeds from the sale of common stock to collaborative partner	—	18,629
Proceeds from issuance of common stock under equity incentive plans	3,126	1,418
Net cash provided by financing activities	81,819	60,146
Net increase in cash and cash equivalents	21,689	4,967
Cash and cash equivalents at beginning of period	15,267	8,161
Cash and cash equivalents at end of period	$36,956	$13,128

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

September 30, 2015

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

Unaudited Interim Financial Information

The accompanying financial information as of September 30, 2015 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. We derived the Condensed Balance Sheet as of December 31, 2014 from the audited financial statements, but did not include all disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any Level 3 securities as of September 30, 2015.

The following table summarizes, for assets recorded at fair value, the respective fair values and the classifications by level of input within the fair value hierarchy defined above (in thousands):

	September 30, 2015
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$31,653	$31,653	$—	$—
U.S. Treasury securities	146,458	146,458	—	—
Total cash equivalents and marketable securities	$178,111	$178,111	$—	$—

	December 31, 2014
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$9,996	$9,996	$—	$—
U.S. Treasury securities	130,786	130,786	—	—
U.S. government agency securities	3,001	—	3,001	—
Total cash equivalents and marketable securities	$143,783	$140,782	$3,001	$—

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

We excluded the following options to purchase shares of common stock and restricted stock awards, or RSAs, (in thousands) from the calculation of diluted net loss per share for all periods presented as the effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Options and RSAs to purchase common stock	3,499	2,404	2,926	2,253
	3,499	2,404	2,926	2,253

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements.

3.	Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	September 30, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$31,653	$—	$—	$31,653
U.S. Treasury securities	146,421	38	(1)	146,458
	178,074	38	(1)	178,111
Less: cash equivalents	(31,653)	—	—	(31,653)
Total marketable securities	$146,421	$38	$(1)	$146,458

	December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$9,996	$—	$—	$9,996
U.S. Treasury securities	130,785	18	(17)	130,786
U.S. government agency securities	3,001	—	—	3,001
	143,782	18	(17)	143,783
Less: cash equivalents	(9,996)	—	—	(9,996)
Total marketable securities	$133,786	$18	$(17)	$133,787

As of September 30, 2015, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$146,421	$146,458
Total marketable securities	$146,421	$146,458

We determined that the gross unrealized losses on our marketable securities as of September 30, 2015 were temporary in nature.  We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at September 30, 2015. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Shares	Per Share	Term
Balance at December 31, 2014	2,684,812	$7.85
Options granted	877,988	$19.97
Options exercised	(348,999)	$6.61
Options forfeited	(114,231)	$8.73
Options expired	(10,465)	$8.03
Balance at September 30, 2015	3,089,105	$11.40
Options exercisable	1,496,574	$7.14	5.73

We have granted RSAs to certain of our employees. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are unforfeitable once fully vested. We based the fair value of RSAs on the closing sales price of our common stock on the grant date.

The following table summarizes RSA activity under our equity incentive plans and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at January 1, 2015	24,000	$12.18
RSAs granted	1,461,230	$18.58
RSAs vested	(2,000)	$13.47
RSAs forfeited	(8,760)	$20.06
Unvested balance at September 30, 2015	1,474,470	$18.47

As of September 30, 2015, there were 2,020,024 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

We calculate employee stock-based compensation expense based on awards ultimately expected to vest reduced by estimated forfeitures. We estimate forfeitures at the time of grant and revise forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$1,537	$383	$2,642	$1,112
General and administrative	1,316	471	2,414	1,118
Total	$2,853	$854	$5,056	$2,230

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected term (years)	6.0-6.1	5.4-6.7	5.5-6.1	5.3-6.7
Expected volatility	71%	85%	71-73%	85%
Risk-free interest rate	1.5-1.9%	1.7-2.0%	1.4-1.9%	1.6-2.0%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2015, we had $13.7 million of total unrecognized compensation expense related to nonvested employee and director stock options that we expect to recognize over a weighted-average period of 3.2 years. Additionally, we had $23.7 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 1.4 years.

5.Acquired Technology

INBRX 110 LP

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

Pursuant to the agreement, we paid Inhibrx an upfront fee of $10.0 million for the license and for services to be provided by Inhibrx related to a research cell bank. Additionally, with respect to each licensed therapeutic product, we will be obligated to pay up to $62.5 million in specified development milestone payments and (i) if such licensed therapeutic product does not receive a Breakthrough Therapy Designation from the U.S. Food and Drug Administration, or FDA, up to $280.0 million in specified regulatory and commercial milestone payments, or (ii) if such licensed therapeutic product receives a Breakthrough Therapy Designation from the FDA, up to $380.0 million in specified regulatory and commercial milestone payments. Inhibrx is also eligible for low double-digit tiered royalties on future product sales. We may pay all or a portion of milestone payments for development and regulatory events in shares of our common stock, subject to certain limitations and conditions. We would be obligated to register for resale under the Securities Act of 1933, as amended, or the Securities Act, any such shares of our common stock.

We expense payments for the acquisition and development of technology as research and development cost if, at the time of payment, the technology is under development, is not approved by the FDA or other regulatory agencies for marketing, has not reached technical feasibility, or otherwise has no foreseeable alternative future use.  In accordance with this policy, we expensed the $8.0 million that we determined to be related to the license upon our entry into the agreement in July 2015 as research and development expense.

In accordance with the ASC 730, Research and Development Costs, we concluded that we should defer and capitalize the $2.0 million that we determined to be related to the prepayment for the research cell bank services over the performance period, which is expected to be through the end of the first quarter of 2016.  As of September 30, 2015, we have recognized $0.4 million of expense related to the research cell bank services.

6.	Employee Benefit Plans

We sponsor a 401(k) plan under which eligible employees may elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. We pay the administrative costs for the plan.

Effective January 1, 2015, we elected to match employee contributions to the 401(k) plan, or the Company Match, as permitted by the plan. We plan to make matching contributions on June 15 and December 15 each year in an amount equal to 50% of the amount contributed by the employee up to an annual maximum Company Match per employee equal to the lesser of (i) 4% of such employee’s compensation, or (ii) $6,000. We deliver the Company Match through the issuance of shares of our common stock. We delivered 13,720 shares of our common stock as the Company Match on June 15, 2015 and recorded 401(k) plan Company Match expense of $94,000 and $430,000 for the three and nine months ended September 30, 2015.

7.	Subsequent Event

On October 14, 2015, we entered into a license and collaboration agreement, or the FPA008 collaboration agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which we agreed to grant BMS exclusive global rights to develop and commercialize certain colony stimulating factor-1 receptor (CSF1R) antibodies, including our monoclonal CSF1R inhibiting antibody that we refer to as FPA008, and all modifications, derivatives, fragments, or variants of such antibodies, each of which we refer to as a Licensed Antibody.  Under the terms of the FPA008 collaboration agreement, BMS will be responsible, at its expense, for developing products containing Licensed Antibodies, each of which we refer to as a Licensed Product, under a development plan, subject to our option, at our own expense, to conduct certain future studies, including registration-enabling studies to support approval of FPA008 in pigmented villonodular synovitis, or PVNS, and in combination with our proprietary internal or in-licensed compounds, including in oncology.  BMS will be responsible for manufacturing and commercializing each Licensed Product and we will retain rights to a U.S. co-promotion option.

We will continue to conduct the current Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo® (nivolumab), BMS’s programmed-death 1 (PD-1) immune checkpoint inhibitor, with FPA008 in six tumor types, which we are currently conducting under the clinical trial collaboration agreement, effective November 21, 2014, between us and BMS.  BMS will bear all costs and expenses relating to this trial, including manufacturing costs for the supply of FPA008, except that we will be responsible for our own internal costs, including internal personnel costs.

Pursuant to the FPA008 collaboration agreement, BMS will make an upfront payment of $350 million to us within 30 days after the effective date.  Additionally, we will be eligible to receive up to $1.05 billion in development and regulatory milestone payments per anti-CSF1R product for oncology indications and up to $340 million in development and regulatory milestone payments per anti-CSF1R product for non-oncology indications, as well as royalties ranging from the high teens to the low twenties, such royalties to be enhanced in the U.S. in the event that we exercise our co-promotion option.

The FPA008 collaboration agreement is subject to review under the Hart-Scott-Rodino Antitrust Improvements Act, or the HSR, and we expect it to become effective upon the expiration or early termination of the notice and waiting period.

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

•

FPA008 is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we are studying in clinical trials as a monotherapy in rheumatoid arthritis and pigmented villonodular synovitis, or PVNS, and in multiple cancers in combination with Bristol-Myers Squibb Company’s PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab).  In October 2015, we entered into a license and collaboration agreement, or the FPA008 collaboration agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which we agreed to grant BMS an exclusive worldwide license for the development and commercialization of FPA008.  The FPA008 collaboration agreement is subject to review under the Hart-Scott-Rodino Antitrust Improvements Act, or the HSR, and we expect it to become effective upon the expiration or early termination of the notice and waiting period.

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

We have a differentiated target discovery platform and library that we believe encompasses substantially all of the body’s medically important targets for protein therapeutics. This positions us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and the primary focus of our research activities.  We are applying all aspects of our biologics discovery platform, including cell-based screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, in our immuno-oncology research program. We have identified novel targets that we believe could be useful in immuno-oncology and are actively validating these and looking for additional targets. We have begun, and will continue, to generate therapeutic proteins, including antibodies or ligand traps, directed to the targets we identify and advance selected candidates into pre-clinical development and eventually into clinical development, with a goal of adding at least one new molecule per year to our clinical pipeline beginning in 2017.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended 2011, primarily due to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the nine months ended September 30, 2015 and 2014, we reported a net loss of $46.5 million and $25.6 million, respectively. As of September 30, 2015, we had an accumulated deficit of $235.5 million.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Third Quarter 2015 and Other Recent Highlights

License and Collaboration Agreement

In October 2015, we entered into the FPA008 collaboration agreement with BMS, pursuant to which we agreed to grant BMS an exclusive, worldwide license to develop and commercialize certain CSF1R antibodies, including FPA008, and all modifications, derivatives, fragments or variants of such antibodies, each of which we refer to as a Licensed Antibody.  Under the terms of the FPA008 collaboration agreement, BMS will be responsible, at its expense, for developing products containing Licensed Antibodies, each of which we refer to as a Licensed Product, under a development plan, subject to our option, at our own expense, to conduct certain future studies, including registration-enabling studies to support approval of FPA008 in PVNS and in combination with our proprietary internal or in-licensed compounds, including in oncology.  BMS will be responsible for manufacturing and commercialization of each Licensed Product and we will retain rights to a U.S. co-promotion option.

We will continue to conduct our current Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo® with FPA008 in eight tumor settings, which we are currently conducting under the clinical trial collaboration agreement that we entered into with BMS on November 21, 2014, or the existing clinical agreement.  BMS will bear all costs and expenses relating to this trial, including manufacturing costs for the supply of FPA008, except that we will be responsible for our own internal costs, including internal personnel costs.

The FPA008 collaboration agreement is subject to review under the HSR, and we expect it will become effective upon the expiration or early termination of the notice and waiting period. The existing clinical agreement will terminate upon the effective date of the FPA008 collaboration agreement.

GSK Collaboration

In September 2015, GSK exercised its option under our respiratory diseases research collaboration to reserve specific targets that we identified using our proprietary target discovery platform, triggering a $300,000 payment.

UCB Collaboration

In September 2015, UCB Pharma S.A., or UCB, exercised its option under our discovery collaboration to reserve certain targets in the area of fibrosis-related inflammatory diseases that we identified using our proprietary target discovery platform, triggering $140,000 in payments.

Acquired Technology

In July 2015, we entered into a research collaboration and license agreement with INBRX 110 LP, or Inhibrx, pursuant to which we obtained an exclusive, worldwide license to Inhibrx’s glucocorticoid-induced tumor necrosis factor receptor, or GITR, antibodies, which we refer to now as our FPA154 program. Our FPA154 antibody program is currently at lead selection stage.

Clinical Pipeline

The following table summarizes key information about our most advanced product candidates:

FPA008

FPA008 in Immuno-Oncology

We are conducting a Phase 1a/1b clinical trial with BMS to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo® (nivolumab) with FPA008 as a potential treatment for patients with non-small cell lung cancer, or NSCLC, melanoma, head and neck cancer, pancreatic cancer, colorectal cancer and malignant glioma. We expect to enroll approximately 30 patients with advanced cancers in the Phase 1a portion of the trial.  In the Phase 1b portion, we will evaluate the safety, tolerability and preliminary efficacy of the selected dose of FPA008 in combination with Opdivo® in approximately 240 patients across eight tumor settings consisting of:

•	second- or third-line non-small cell lung cancer (NSCLC, anti PD-1 therapy naïve);
•	anti PD-1 therapy resistant NSCLC (either de novo or acquired resistance);
•	previously untreated melanoma (anti-PD1 therapy naïve);
•	anti PD-1 therapy resistant melanoma (de novo);
•	second-line squamous cell carcinoma of the head and neck;
•	second-line pancreatic cancer;
•	third-line colorectal cancer; and
•	second-line glioblastoma multiforme (GBM).

We expect to complete the Phase 1a dose escalation portion of this trial and begin the Phase 1b portion with the selected dose of FPA008 in early 2016.

FPA008 in Pigmented Villonodular Synovitis (PVNS)

We are conducting a Phase 1/2 clinical trial of FPA008 in patients with PVNS. During the Phase 1 dose escalation part of the trial, we will assess the safety, pharmacodynamics and imaging of the joints to determine the dose for expansion. During the Phase 2 expansion, we will evaluate tumor response rate and duration, and measures of pain and joint function. We expect to complete the Phase 1 dose escalation part of this trial and move into the Phase 2 dose expansion in early 2016.

FPA008 in Rheumatoid Arthritis (RA)

We are in the process of completing dosing in an open-label safety and dose escalation component of a Phase 1 clinical trial of FPA008 in patients with active RA. We plan to present preliminary data from this RA component of the Phase 1 clinical trial at the American College of Rheumatology’s annual meeting on November 10, 2015.  We do not plan to proceed with a randomized cohort following the completion of the Phase 1 trial and are not planning additional trials of FPA008 in patients with RA.

FPA144

We are conducting a Phase 1a/1b clinical trial of FPA144 in solid tumor and gastric cancer patients. By the end of 2015, we expect to complete the dose escalation portion of the trial and begin expansion in selected gastric cancer patients with FGFR2b protein overexpression or FGFR2 gene amplification in their tumors as identified by molecular diagnostic assays.  We anticipate reporting preliminary data from the dose escalation portion of the trial in early 2016.

FP-1039

GSK is conducting a three-arm Phase 1b clinical trial of FP-1039 combined with standard doses of chemotherapy in patients with first-line or previously treated squamous non-small cell lung cancer, or SqNSCLC, and first-line malignant pleural mesothelioma, or MPM.  The two arms of the trial treating patients with newly-diagnosed SqNSCLC (Arm A) and MPM (Arm C) have each advanced into the expansion phase.  Dose escalation is ongoing for the arm of the trial treating patients with previously treated SqNSCLC (Arm B).

In September 2015, GSK presented preliminary safety and efficacy data from this trial at the World Conference on Lung Cancer.

As of August 5, 2015, the data cutoff date for the World Conference on Lung Cancer presentation, 176 patients with first-line or previously-treated SqNSCLC were tested centrally for FGFR1 gene amplification, with a positive amplification rate of approximately 20%. Forty-four patients had been dosed with FP-1039 at dose levels ranging from 5mg/kg to 20mg/kg in combination with chemotherapy across the three study arms. In Arm A, a maximum tolerated dose was not identified, therefore a maximum feasible dose (MFD) was determined and GSK expanded that arm at the 20 mg/kg dose level. In Arm C, the maximally tolerated dose was established and GSK expanded that arm at the 15 mg/kg dose level. No dose limiting toxicities (DLTs) have been observed in SqNSCLC patients (Arms A and B). Three DLTs were reported in MPM patients (Arm C) at the 20mg/kg dose level consisting of: grade 5 bowel perforation/ischemia, grade 3 elevated creatinine level and grade 3 infusion reaction. The most common adverse events across all three arms were neutropenia, anemia, constipation, diarrhea, nausea, vomiting, decreased appetite, pyrexia, fatigue, asthenia and alopecia. Infusion reactions were seen in 17%, 14%, and 37% of patients treated in Arms A, B and C, respectively. Toxicities typically associated with small-molecule FGFR kinase inhibitors, namely hyperphosphatemia and retinal, nail, and skin changes, were not observed.

Preliminary efficacy data as measured by RECIST (Arms A and B) and mRECIST (Arm C) criteria are reported in the following table:

Best Tumor Response	Arm A (First-line SqNSCLC): paclitaxel + carboplatin + FP-1039 (n=18)	Arm B (Previously treated SqNSCLC): docetaxel + FP-1039 (n=7)	Arm C (First-line MPM): pemetrexed +cisplatin + FP-1039 (n=19)
Partial response	10*	0	3
Stable disease	3	4	5
Progressive disease	2	1	1
Not evaluable	3	2	10
Objective response rate	55%	0%	16%
Disease control rate	72%	57%	42%

*Includes 2 unconfirmed partial responses.

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

Using our biologics discovery platform, we identified GITR as one of the most effective tumor suppressors among hundreds of targets that regulate immune response to tumors.  GITR is selectively expressed on effector and regulatory T cells and agonist antibodies to GITR have induced tumor regressions in preclinical models, particularly in combination therapy.  We identified Inhibrx as having unique multivalent antibody scaffolds designed to multimerize and activate GITR receptors to a high degree without any Fc receptor binding, which we believe will achieve greater agonist activity with a higher therapeutic index and less variability among patients than GITR antibodies currently under development.  In July 2015, we entered into a research collaboration and license agreement with Inhibrx under which we obtained an exclusive, worldwide license to Inhibrx’s GITR antibodies, which we refer to now as our FPA154 program.  Our FPA154 antibody program is currently at lead selection stage.

We plan to add at least one new molecule per year to our clinical pipeline beginning in 2017.

Financial Overview

Collaboration and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners and licensees.  We currently have a respiratory diseases research collaboration and an FP-1039 license agreement with GSK, a fibrosis and CNS research collaboration with UCB, an immuno-oncology research collaboration and an FPA008 clinical collaboration with BMS, and a license agreement with bluebird bio. In 2014, we also were performing obligations under a muscle diseases research collaboration with GSK under which we received funding and recognized revenue.

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
R&D Funding
Respiratory Diseases Collaboration	$1.0	$0.9	$3.1	$2.6
Muscle Diseases Collaboration	—	—	—	0.8
FP-1039 Product Collaboration	—	0.1	—	0.1
Fibrosis and CNS Collaboration	0.2	—	0.6	0.1
Immuno-oncology Research Collaboration	0.6	0.9	2.0	1.7
Immuno-oncology Clinical Collaboration	1.0	—	1.2	—
Other		—	—	0.1
Ratable Revenue Recognition
Respiratory Diseases Collaboration	0.7	0.7	2.0	2.0
Muscle Diseases Collaboration	—	—	—	0.9
Fibrosis and CNS Collaboration	0.8	0.8	2.3	2.2
Immuno-oncology Research Collaboration	1.2	1.1	3.4	2.4
Milestone and Contingent Payments
Muscle Diseases Collaboration	—	1.6	—	1.7
Respiratory Diseases Collaboration	0.3		0.3
Fibrosis and CNS Collaboration	0.1	—	0.1	—
Other License Revenue
bluebird bio License Agreement	—	—	1.5	—
Total	$5.9	$6.1	$16.5	$14.6

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

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Development programs:
FPA008	$5.5	$2.3	$12.9	$6.1
FPA144	2.0	1.9	4.4	8.6
FP-1039	0.1	—	0.2	0.3
Subtotal development programs	7.6	4.2	17.5	15.0
Preclinical programs	10.0	—	11.3	0.3
Discovery collaborations	3.9	3.7	11.5	9.7
Early research and discovery	3.2	1.9	8.9	5.6
Total research and development expenses	$24.7	$9.8	$49.2	$30.6

We expect that most of the research and development expenses we incur that relate to our internal programs will continue to relate to activities to support our FPA008 and FPA144 clinical programs and our immuno-oncology research, discovery and preclinical efforts. We expect our research and development expenses to increase as we advance our development programs further and advance additional drug candidates into preclinical and clinical development, in particular as we increase the number and size of our clinical trials, as we expand our internal immuno-oncology discovery and research efforts, and due to increased stock-based compensation. We expect that our FPA008 development-related expenses will increase at a faster rate than our other internal program research and development expenses through 2016 as we advance FPA008 in the Phase 1/2 clinical trial in PVNS, or the PVNS trial, and in particular, as we advance FPA008 into the Phase 1b portion of our Phase 1a/1b clinical trial in combination with Opdivo®  in multiple cancers, or the immuno-oncology combination trial, which could enroll up to 240 patients.  Under the FPA008 collaboration agreement we entered into with BMS, we will continue to run and incur costs and expenses related to the PVNS trial and the immuno-oncology combination trial.  BMS will reimburse us for the costs and expenses we incur in conducting the immuno-oncology combination trial, including manufacturing, clinical research organization and clinical site related costs and expenses, except that we will be responsible for our own internal costs, including internal personnel costs. We expect the FPA008 collaboration agreement to become effective upon the expiration or early termination of the HSR notice and waiting period.

We have in the past in-licensed technology and product rights, including from Galaxy Biotech with respect to our FPA144 program and from Inhibrx with respect to our FPA154 program.  Under these license agreements we have agreed to pay the licensor upfront fees, milestone payments and royalties on sales of licensed products. We may in the future enter into additional in-licensing agreements for technology or product rights that may obligate us to pay additional upfront fees, milestone payments and royalties on product sales.  Also, we expect that our addition of in-licensed products to our research and development pipeline generally would increase our research and development expenses because we expect we would assume the responsibility for future research, manufacturing and drug development costs.

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

We expect our general and administrative expenses to increase as we expand our operations to support our increased research and development activities and due to increased stock-based compensation. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing, prosecuting and maintaining patent applications, to increase as our intellectual property portfolio expands.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 18, 2015. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2015 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended
	September 30,
(in millions)	2015	2014
Collaboration and license revenue	$5.9	$6.1
Operating expenses:
Research and development	24.7	9.8
General and administrative	5.2	3.4
Total operating expenses	29.9	13.2
Interest income and other expense, net	—	—
Net loss	$(24.0)	$(7.1)

Collaboration and License Revenue

Collaboration and license revenue decreased by $0.2 million, or 3.3%, to $5.9 million for the three months ended September 30, 2015 from $6.1 million for the three months ended September 30, 2014. This decrease was primarily due to a $1.5 million payment received during the three months ended September 30, 2014 in connection with GSK exercising an option to take a commercial license to an undisclosed muscle disease target by GSK under our muscle diseases collaboration, the research term of which ended in 2014, offset by a $1.0 million increase in revenue recognized from our immuno-oncology clinical collaboration with BMS entered into in November 2014, a $0.3 million option exercise fee recognized as revenue under our respiratory disease collaboration with GSK, and a $0.1 million option exercise fee recognized as revenue under our fibrosis and CNS collaboration with UCB.

Research and Development

Our research and development expenses increased by $14.9 million, or 152.0%, to $24.7 million for the three months ended September 30, 2015 from $9.8 million for the three months ended September 30, 2014. This increase was primarily due to an increase of $10.0 million related to advancing our preclinical programs, which includes $8.0 million related to a license to Inhibrix’s GITR antibodies and $0.4 million related to research cell bank services for our FPA154 antibody program, a $3.2 million increase related to advancing our FPA008 program in PVNS and immuno-oncology, and a $1.3 million increase in early research and discovery related to expanding our immuno-oncology efforts and undertaking antibody campaigns.

General and Administrative

Our general and administrative expenses increased by $1.8 million, or 52.9%, to $5.2 million for the three months ended September 30, 2015 from $3.4 million for the three months ended September 30, 2014, primarily due to a $1.6 million increase in cash and stock-based compensation costs and a $0.3 million increase in recruiting costs related to the expansion of our operations.

Comparison for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Collaboration and license revenue	$16.5	$14.6
Operating expenses:
Research and development	49.3	30.6
General and administrative	14.0	9.7
Total operating expenses	63.3	40.3
Interest income and other expense, net	0.3	0.1
Net loss	$(46.5)	$(25.6)

Collaboration and License Revenue

Collaboration and license revenue increased by $1.9 million, or 13.0%, to $16.5 million for the nine months ended September 30, 2015 from $14.6 million for the nine months ended September 30, 2014. This increase was primarily due to $1.5 million in revenue recognized under our license agreement with bluebird bio that we entered into in May 2015, a $1.3 million increase in research related revenue from our immuno-oncology research collaboration agreement with BMS entered into in March 2014, a $1.2 million increase in research related revenue from our immuno-oncology clinical collaboration with BMS entered into in November 2014, a $0.8  million increase in revenue recognized under our respiratory disease collaboration with GSK, and a $0.7 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB, which was offset by a $3.4 million decrease in revenue from our muscle diseases collaboration with GSK, the research term of which ended in 2014.

Research and Development

Our research and development expenses increased by $18.7 million, or 61.1%, to $49.3 million for the nine months ended September 30, 2015 from $30.6 million for the nine months ended September 30, 2014. This increase was primarily due to an increase of $11.0 million related to advancing our preclinical programs, which includes $8.0 million related to a license to Inhibrix’s GITR antibodies and $0.4 million related to research cell bank services for our FPA154 antibody program, a $6.8 million increase related to advancing our FPA008 program primarily in PVNS and immuno-oncology, $3.3 million increase in early research and discovery related to expanding our immuno-oncology efforts and undertaking antibody campaigns, and a $1.8 million increase in our discovery collaboration costs due to our entry into the immuno-oncology research collaboration, which was offset by a decrease of $4.2 million related to our FPA144 program, primarily due to preclinical and manufacturing costs incurred in 2014 to prepare for the Phase 1 clinical trial and a milestone payment we made to Galaxy Biotech in connection with the initiation of our Phase 1 clinical trial.

General and Administrative

Our general and administrative expenses increased by $4.3 million, or 44.3%, to $14.0 million for the nine months ended September 30, 2015 from $9.7 million for the nine months ended September 30, 2014, primarily due to a $2.7 million increase in cash and stock-based compensation costs, a $1.1 million increase in facility costs, and a $0.7 million increase in recruiting costs related to expansion of our operations.

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

As of September 30, 2015, we had $37.0 million in cash and cash equivalents and $146.5 million of marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 12 months or less.

We expect to receive the $350 million upfront payment from BMS under the FPA008 collaboration agreement upon the expiration or early termination of the HSR notice and waiting period.

In addition, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events and royalty payments under our collaboration and license agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ and licensees’ research and development activities and is uncertain at this time. Our rights to payment under our collaboration and license agreements are our only committed external source of funds.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of September 30, 2015 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months, without giving effect to any potential contingent payments we may receive under our existing collaboration agreements or any new collaboration agreements that we may enter into. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly and the timing of progress and expenses in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Net cash used in operating activities	$(44.5)	$(3.4)
Net cash used in investing activities	(15.6)	(51.7)
Net cash provided by financing activities	81.8	60.1

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $44.5 million during the nine months ended September 30, 2015. The net loss of $46.5 million was offset by non-cash charges of $1.3 million for depreciation and amortization, $5.1 million for stock-based compensation expense, and $1.5 million for amortization of premium on marketable securities. The net change in operating assets and liabilities was $5.8 million.

Net cash used in operating activities was $3.4 million during the nine months ended September 30, 2014. The net loss of $25.6 million was offset by non-cash charges of $1.2 million for depreciation and amortization, $2.2 million for stock-based compensation expense and $1.1 million for amortization of premium on marketable securities. The net change in operating assets and liabilities was $17.7 million, including $17.6 million of deferred revenue primarily related to the $20.0 million upfront payment received in April 2014 with respect to our immuno-oncology research collaboration with BMS.

Net Cash Used in Investing Activities

Net cash used in investing activities was $15.6 million during the nine months ended September 30, 2015.  Net cash used in investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Purchases of property and equipment were $1.5 million and $1.4 million during the nine months ended September 30, 2015 and 2014, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $81.8 million during the nine months ended September 30, 2015, primarily related to the net proceeds of $78.7 million from our 2015 underwritten public offering. Additionally, we received $3.1 million from employee stock option exercises for the nine months ended September 30, 2015.

Net cash provided by financing activities was $60.1 million during the nine months ended September 30, 2014 primarily related to our January 2014 underwritten public offering of our common stock, which resulted in the sale of 3,450,000 shares of common stock at a price of $12.50 per share, which resulted in cash proceeds of $40.1 million after deducting underwriting discounts and commissions and expenses. Also, in connection with the immuno-oncology collaboration, BMS purchased 994,352 shares of our common stock at a price of $21.16, for an aggregate purchase price of $21.0 million in March 2014, of which $2.4 million was considered to be an implied premium and was allocated to the deliverables under the immuno-oncology collaboration, resulting in $18.6 million being allocated to common stock. Additionally, we received $1.4 million from employee stock option exercises for the nine months ended September 30, 2014.

Contractual Obligations and Contingent Liabilities

During the nine months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Our Annual Report does not describe any potential future milestone or royalty payments we may be required to make to third parties as part of certain collaboration and in-licensing agreements, including the research collaboration and license agreement we entered into with Inhibrx in July 2015, under which Inhibrx granted us an exclusive worldwide license to Inhibrx’s GITR antibodies.  Under the Inhibrx agreement, with respect to each licensed therapeutic product, we will be obligated to pay up to $62.5 million in specified development milestone payments and (i) if such licensed therapeutic product does not receive a Breakthrough Therapy Designation from the U.S. Food and Drug Administration, or FDA, up to $280.0 million in specified regulatory and commercial milestone payments, or (ii) if such licensed therapeutic product receives a Breakthrough Therapy Designation from the FDA, up to $380.0 million in specified regulatory and commercial milestone payments. Inhibrx is also eligible for low double-digit tiered royalties on future product sales. We may pay all or a portion of milestone payments for development and regulatory events in shares of our common stock, subject to certain limitations and conditions. We would be obligated to register for resale under the Securities Act of 1933, as amended, or the Securities Act, any such shares of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2015, we had cash and cash equivalents and marketable securities of $183.4 million, consisting of bank deposits, interest-bearing money market accounts and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Risks Related to Our Financial Position and Capital Needs

Although we may from time to time report profitable results due to upfront payments we receive from our partners under license or collaboration agreements, we have incurred significant losses since our inception and anticipate that we will generally continue to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the nine months ended September 30, 2015, we reported a net loss of $46.5 million. As of September 30, 2015, we had an accumulated deficit of $235.5 million.

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

We currently have no source of product revenue and may never become consistently profitable.

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

If our proposed collaboration with Bristol-Myers Squibb Company, or BMS, does not become effective in a timely manner, or at all, our business, results of operations and future cash balances could be adversely affected.

On October 14, 2015, we entered into a license and collaboration agreement with BMS, or the FPA008 collaboration agreement, pursuant to which we agreed to grant BMS exclusive global rights to develop and commercialize certain colony stimulating factor-1 receptor (CSF1R) antibodies, including our FPA008 antibody, and all modifications, derivatives, fragments or variants of such antibodies. We are required to file a notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR, with respect to the FPA008 collaboration agreement because it contains exclusive license grants and we are required to delay the effectiveness of the FPA008 collaboration agreement until expiration or earlier termination of the notice and waiting period under the HSR. If expiration or termination of the notice and waiting period under the HSR is delayed because of lengthy government review, or if the Federal Trade Commission or Department of Justice successfully challenges the FPA008 collaboration agreement, the effectiveness of the FPA008 collaboration agreement could be delayed or precluded.  Additionally, if the proposed FPA008 collaboration agreement does not become effective, we will not receive the $350 million upfront payment or any future milestone payments or royalties, which could have a material adverse effect on our business, results of operations and future cash balances and may require us to raise additional capital.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance additional product candidates into clinical trials and as we increase the number and size of our clinical trials. We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2015 will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next twelve months. However, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to find new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

We expect we will have sufficient taxable income during 2015 to utilize substantially all of our federal and state net operating loss, or NOL, carryforwards. However, our ability to utilize any unused NOL carryforwards may be limited going forward by a Section 382 ownership change we sustained during 2015.

Section 382 of the Internal Revenue Code may impair or limit our ability to utilize our NOL carryforwards if we undergo a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. Our state NOL carryforwards may be similarly limited. We determined that we incurred a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, in August 2015, and as a result Section 382 may impair or limit our ability to use accumulated NOL carryforwards existing as of August 2015 to offset future taxable income.

Pursuant to regulations under Section 382, we will ratably allocate any 2015 taxable income between the pre-382 ownership change period and the post-382 ownership change period in 2015.  The portion of 2015 taxable income allocated to the period from January to August 2015 (i.e. the pre-382 ownership change period) will not be subject to the limitations under Section 382 that were triggered in August 2015.  We are currently evaluating the extent to which we will recognize taxable income in 2015, including as a result of revenue we expect to receive under the FPA008 collaboration agreement.  We currently expect to recognize enough taxable income during 2015 that the amount allocated to the pre-382 ownership change period will exceed the NOL carryforwards that would otherwise be impaired by the August 2015 ownership change and we therefore expect to utilize all of these NOL carryforwards to partially offset that income.  To the extent we do not recognize enough taxable income in 2015, these NOL carryforwards will not be fully utilized in 2015 and will be subject to limitations under Section 382, which could adversely affect our business, results of operations, financial condition and cash flow.  A minority of our NOL carryforwards existing as of the August 2015 ownership change were already impaired and subject to limitations and we will not be able to utilize all of these previously impaired NOL carryforwards in 2015.

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

GSK is responsible for the manufacturing of FP-1039 for GSK’s use in clinical trials. Under our license and collaboration agreement with GSK, we have the right to require GSK to manufacture and supply us with FP-1039 bulk drug substance and filled FP-1039 drug product. We have contracted with third parties for the manufacture of FPA008 and FPA144 bulk drug substance and drug product and labeling and distribution of FPA008 drug product for our clinical trials. Following the anticipated effectiveness of and the FPA008 collaboration agreement, we plan to transition the manufacturing process for FPA008 to BMS, including assigning our existing manufacturing agreements to BMS, if possible.

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

If FP-1039, our lead product candidate, were approved for the treatment of squamous non-small cell lung cancer, it could face competition from currently approved and marketed products, including carboplatin, cisplatin, paclitaxel, docetaxel, gemcitabine, Opdivo® (nivolumab), Keytruda® (pembrolizumab), CyramzaTM (ramicirumab) and Tarceva® (erlotinib). Further competition could arise from products currently in development, including several small molecules that act in the same pathway as FP-1039, including Novartis AG’s BGJ-398, AstraZeneca plc’s AZD-4547, Eli Lilly and Company’s LY-2874455, ArQule Inc.’s ARQ-087, Clovis Oncology/Les Laboratoires Servier/EOS S.p.A.’s lucitanib, Incyte Corporation’s INCB54828, Debiopharm’s Debio1347, Bayer’s BAY 1163877 and Janssen Pharmaceuticals, Inc.’s JNJ-42756493. Additionally, we could face competition from other agents that are being developed to treat patients with squamous non-small cell lung cancer. Some of these programs have been advanced further in clinical development than FP-1039 and could receive approval before FP-1039 is approved, if it is approved at all.

If FPA008 were approved for the treatment of cancer or PVNS, it could face competition from products currently in development, including Roche’s emactuzumab (RO5509554, RG7155) anti-CSF1R antibody, Lilly’s IMC-CS4/LY3022855 antibody, or Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 and PLX7486 small molecule tyrosine kinase inhibitors, with respect to immuno-oncology, and Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 small molecule tyrosine kinase inhibitor or Novartis AG’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as FPA008.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently approved and marketed products, including 5-fluorouracil, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel and docetaxel or CyramzaTM (ramucirumab), and from products currently in early development, including AstraZeneca plc’s AZD-4547, a pan-FGFR small molecule, and Bayer’s BAY1187982 an FGFR2 non-isoform specific antibody-drug conjugate (ADC).

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

We are experiencing significant growth in our operations as we expand the scope of our clinical activities, including our conduct of a Phase 1/2 clinical trial of FPA008 in PVNS, our initiation in September 2015 of a Phase 1a/1b clinical trial of FPA008 in combination with Opdivo® in six cancers, and our immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We currently have ongoing discovery collaborations with GSK, UCB and BMS. As of September 30, 2015, we were eligible to receive up to an additional $4.5 million of research funding and technology access fees through 2017 under the GSK, UCB and BMS discovery collaborations. While we expect we will receive all of this funding and these fees, if GSK, UCB or BMS terminate any of our discovery collaborations, we may not receive all or any of this $4.5 million, which would adversely affect our business or financial condition.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $35.23 through November 4, 2015. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our or our partners’ growth rates relative to our competitors;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our product candidates or those of our competitors;
•	failure of our partners’ to effectively execute or changes in our partners’ strategies with respect to our products or collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry and market conditions.

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

As of September 30, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Initial Public Offering

On September 23, 2013, we completed our IPO and issued 4,800,000 shares of our common stock at an initial offering price of $13.00 per share. On September 26, 2013, we sold an additional 720,000 shares of common stock directly to our underwriters when they exercised their over-allotment option in full at the initial offering price of $13.00 per share. We received net proceeds from the IPO of approximately $63.8 million, after deducting underwriting discounts, offering expenses and commissions paid by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Jefferies LLC, BMO Capital Markets and Wells Fargo Securities, LLC acted as joint book-running managers and Guggenheim Securities, LLC acted as co-manager for the offering.  Shares of our common stock began trading on the NASDAQ Global Market on September 18, 2013. The shares were registered under the Securities Act on Registration Statements on Form S-1 (Registration Nos. 333-190194 and 333-191222).  As of September 30, 2015, we have used all of the net offering proceeds received in our IPO.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: November 5, 2015	Lewis T. Williams
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: November 5, 2015	Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1†	Research Collaboration and License Agreement by and between the Company and INBRX 110 LP, dated as of July 13, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

†	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.