Form 10-K
period 2015-12-31
FIVE PRIME THERAPEUTICS INC
filed 2016-03-11
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $527.0 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2015 of $24.84 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 4, 2016, the registrant had 27,807,756 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the 2016 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments and/or royalties, and the timing of such payments;
•	our or our partners’ ability to advance drug candidates into and through clinical data readouts and successful completion of clinical trials alone or in combination with other drugs;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to maintain and establish collaborations;
•	the implementation of our business model and strategic plans for our business, drug candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our drug candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of our potential products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	developments relating to our competitors' and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to materially differ from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events.

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

ii

PART I.

Item 1. Business.

Our Company

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. We currently have three product candidates in clinical development covering multiple potential indications. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are still needed. We have an emphasis in immuno-oncology, an area in which we have clinical and discovery programs and product and discovery collaborations. We seek to engage third party collaborators to assist us in developing companion diagnostics for our clinical programs where appropriate to allow us to select patients most likely to benefit from treatment and potentially accelerate clinical development and improve patient care. Our most advanced product candidates are identified below.

•

FPA008 is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we are studying in clinical trials as a monotherapy in pigmented villonodular synovitis, or PVNS, and in multiple cancers in combination with Bristol-Myers Squibb Company’s PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab).  In October 2015, we entered into a license and collaboration agreement, or the FPA008 collaboration agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which we granted BMS an exclusive worldwide license for the development and commercialization of FPA008.

•

FPA144 is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, that we are initially developing to treat patients with gastric (stomach) cancer and is in a Phase 1 clinical trial.

•

FP-1039 is a fusion protein that “traps” and neutralizes cancer-promoting fibroblast growth factors, or FGFs, involved in cancer cell proliferation and new blood vessel formation that is currently in Phase 1b clinical development to treat patients with malignant pleural mesothelioma.

We have a differentiated target discovery platform and library, which we believe encompasses substantially all of the body’s medically important targets for protein therapeutics. We have identified approximately 700 of these proteins, which we refer to as the immunome, that we believe modulate immune cell interactions and may be important in understanding and treating cancer patients using immuno-oncology therapeutics. Our target discovery platform and capabilities uniquely position us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and the focus of our research activities.  We are applying all aspects of our biologics discovery platform, including cell-based screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, in our immuno-oncology research program. We have identified several targets that we believe could be useful in immuno-oncology and are actively validating these and looking for additional targets. We have begun generating, and will continue to generate, therapeutic proteins, including antibodies or ligand traps containing or directed to the targets we identify. We plan to advance selected candidates into pre-clinical development and eventually into clinical development, with a goal of adding at least one new molecule per year to our clinical pipeline beginning in 2017.

Our Strategy

Our goal is to use our proprietary platform to maintain our leadership position in the discovery of innovative protein therapeutic targets and to build a leadership position in the development and commercialization of immuno-oncology therapeutics. The key elements of our strategy to achieve this goal are:

•

Focus on immuno-oncology protein therapeutics. Protein therapeutics accounted for over $50 billion in global sales in 2014 for the treatment of cancer, and immuno-oncology therapeutics represent a growing portion of these sales. However, there continue to be significant medical needs for innovative and effective therapies to treat cancer. We believe that our library includes substantially all medically important transmembrane and extracellular soluble proteins involved in cancer, and combined with the significant experience and expertise of our research and clinical scientists in the field of oncology, we believe we are well positioned to identify new targets and to develop effective, innovative protein therapeutics.

•

Continue to advance and expand our internal pipeline. Three of our product candidates, FPA008, FPA144 and FP-1039, are currently in clinical development. We plan to focus our resources on the study and development of these product candidates, on discovering and developing new product candidates with our platform, and on entering into additional in-licensing agreements for product rights to expand our development pipeline.

•

Build a commercial enterprise by retaining rights for products in targeted specialty markets. We plan to eventually build sales and marketing capabilities in selected specialty markets in the United States that we can adequately serve with a focused commercial organization.  We have retained global rights to FPA144.  In our collaboration with BMS for FPA008, we have an option to co-promote the relevant product in the United States.

•

Establish additional product and clinical collaborations to supplement our internal development capabilities and generate funding. From time to time, we expect to establish additional product and clinical collaborations. These collaborations will supplement our development, manufacturing, regulatory and commercialization capabilities, provide us with significant funding to advance our pipeline and validate our technology.

Our Clinical Pipeline

FPA008

FPA008 is an antibody that inhibits CSF1R. CSF1R is a cell surface protein that controls the survival and function of certain immune response cells called monocytes and macrophages. Monocytes and macrophages are elevated or activated in multiple disease settings. In cancer, macrophages suppress the immune system’s ability to kill cancer cells. In joint diseases, macrophages contribute to inflammation and, in diseases such as PVNS, can form tumor masses. FPA008 blocks the activation and survival of these cell types. In many cancers, inhibition of CSF1R reduces the number of immunosuppressive tumor-associated macrophages, or TAMs, thereby facilitating an immune response against tumors. The staining images in Figure 1 below show the inhibitory effect FPA008 has on TAMs in a tumor model. We believe the combination of FPA008 with T cell checkpoint inhibitors, such as PD-1 inhibitors, or immune agonists may have synergistic therapeutic effects in treating cancer.

Figure 1: Inhibition of Tumor-Associated Macrophages by FPA008

F4/80 Staining for Macrophages in the MC38 Tumor Model

Until now, it has been difficult to block monocytes and macrophages because the protein targets that control these cells were only partially known. Using our library and proprietary platform, we discovered a novel protein target called interleukin-34, or IL-34, that is a key regulator of monocyte and macrophage numbers and activity. Once we discovered IL-34, we were able to use our protein library and our ligand-receptor matching technology to identify its receptor, CSF1R. This receptor is known to be expressed on the surface of monocytes and macrophages. Before our discovery of IL-34, CSF1R was thought to have only one ligand called CSF1. Both CSF1 and IL-34 bind to and activate CSF1R and therefore promote the survival and activity of monocytes and macrophages. FPA008 blocks the binding of both CSF1 and IL-34 to CSF1R and thereby inhibits the activity and survival of these cells (Figure 2).

Figure 2: FPA008 Mechanism of Action

FPA008 in Immuno-Oncology

We believe that there is a strong rationale for combining FPA008 with checkpoint inhibitors in cancer, including that:

•	TAMs are immunosuppressive and act by inhibiting CD8 T cell responses while enhancing recruitment and differentiation of regulatory T cells, or Tregs;
•	TAMs often correlate with poor prognosis in cancer patients;
•	TAMs appear to be sensitive to CSF1R inhibition; and
•

we believe that blockade of CSF1R in combination with checkpoint inhibitors (e.g., anti-PD1 or anti-CTLA4 antibodies) or immune agonists (e.g., anti-CD40 antibodies) synergistically induces tumor regressions.

These points suggest that combining an anti-CSF1R antibody, such as FPA008, with an anti-PD1 antibody, such as Opdivo® (nivolumab), may benefit cancer patients.  In preclinical studies, FPA008 was observed to be highly effective in blocking the growth of pancreatic tumors when combined with an anti-PD1 antibody and gemcitabine as shown in Figure 3 below.

Figure 3: Tumor Weight Reduction of FPA008 in Combination with Anti-PD1 Antibody and Gemcitabine

We are conducting a Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining FPA008 with Opdivo® (nivolumab) as a potential treatment for a variety of cancers. In the Phase 1b portion, we plan to evaluate the safety, tolerability and preliminary efficacy of the selected dose of FPA008 in combination with Opdivo®  in approximately 240 patients across multiple tumor settings.  We expect to complete the Phase 1a dose escalation portion of this trial and begin the Phase 1b portion with the selected dose of FPA008 in the second half of 2016.

We also believe that FPA008 may have additive or synergistic therapeutic effects when combined with other T cell checkpoint inhibitors, in addition to PD-1 inhibitors such as nivolumab, or immune agonists. We plan to continue to evaluate the potential clinical development of FPA008 in combination with these other checkpoint inhibitors and immune agonists.

FPA008 in PVNS

PVNS is a rare, locally aggressive tumor of the synovium.  It is characterized by local over-expression of CSF1, which recruits macrophages into the joints, forming the non-malignant tumor mass.  It is associated with high morbidity, and there are no approved therapies for the condition.  We believe that administering FPA008 to PVNS patients will reduce infiltration of monocytes and macrophages into affected joints of these patients and inhibit the activity and survival of the monocytes and macrophages that form the bulk of the tumor mass, resulting in tumor shrinkage.

We are conducting a Phase 1/2 clinical trial of FPA008 in patients as a potential treatment for PVNS. During the Phase 1 dose escalation portion of the trial, we will assess the safety, pharmacodynamics and imaging of the joints to determine the appropriate dose for expansion. During the Phase 2 expansion, we plan to evaluate tumor response rate and duration and measures of pain and joint function. We expect to complete the Phase 1 dose escalation part of this trial and begin the Phase 2 dose expansion in mid 2016.

In January 2016, the U.S. Food and Drug Administration, or the FDA, granted FPA008 Orphan Drug Designation for the treatment of PVNS.  Orphan Drug Designation is granted by the FDA Office of Orphan Drug Products to products that treat rare diseases. The FDA defines rare diseases as those affecting fewer than 200,000 people in the United States. Orphan Drug Designation provides certain benefits and incentives, including a period of marketing exclusivity for the first marketing application if regulatory approval is received for the designated indication, potential tax credits for certain activities and waiver of certain administrative fees.

FPA008 in Rheumatoid Arthritis

Based on preclinical results of FPA008 in rheumatoid arthritis, or RA, and the mechanism of action of FPA008, we initially tested FPA008 in RA in a Phase 1 clinical trial of FPA008. The initial part of the trial involved dose administration and escalation in healthy volunteers to obtain data on safety, pharmacokinetics, or PK, and biomarkers.  We then advanced the trial to an open-label evaluation of FPA008 in RA patients on a stable dose of methotrexate who had not responded adequately to disease modifying anti-rheumatic drugs. The primary endpoint of the trial was safety, with secondary endpoints including PK, pharmacodynamics, or PD, and disease activity, as measured by ACR scores and joint MRI.  We completed subject dosing and are currently following the remainder of patients as we wind down this Phase 1 clinical trial.

During the trial, we administered FPA008 to a total of 54 subjects. FPA008 was well tolerated up to 6 mg/kg x 3 doses, the highest dose level tested in RA patients in this trial. The most common FPA008 treatment-related adverse event was eyelid/periorbital edema, which is a class effect for compounds targeting the CSF1R pathway. The events were Grade 1 or 2, and were reversible. Compared to healthy volunteers, FPA008 appears to clear faster in RA patients and we noted significant inter-patient variabilities in the clearance of FPA008. We observed modulation of CD14+CD16++ non-classical monocytes and bone turnover markers and dose-dependent increases in serum CSF1 and IL-34 levels in the trial, which demonstrated the anti-CSF1R effect of FPA008.  With the limited doses we administered to RA patients in the trial, we did not observe any meaningful evidence of efficacy in RA patients, as measured by ACR scores and MRI imaging. We continue to follow patients and expect to conclude this trial in the first half of 2016.  We do not plan to proceed to the randomized portion of this trial or to continue further development of FPA008 in RA and have prioritized development of FPA008 in immuno-oncology and PVNS.  The data from this trial further support FPA008’s ability to inhibit CSF1R, modulate relevant biomarkers and demonstrate FPA008’s tolerability, thus helping inform the ongoing development of FPA008 in PVNS and in immuno-oncology.

FPA144

FPA144 is an antibody that inhibits FGFR2b that we are initially developing to treat a subset of gastric (stomach) cancer patients whose tumors have evidence of high levels of FGFR2b, as determined by a molecular diagnostic test. This subset of tumors with aberrant FGFR2 protein expression is associated with lower overall survival. We believe that approximately 5% of gastric cancer patients have FGFR2 over-expressing tumors. We plan to enter into a collaborative relationship with a third party specializing in companion diagnostic development in order to develop an immunohistochemistry, or IHC, companion diagnostic to identify gastric cancer patients who have FGFR2 over-expressing tumors and who would be most likely to benefit from FPA144. Because FPA144 is a targeted agent for a selected patient population with a high unmet need, we believe there is the potential for an accelerated development path for FPA144.

We believe that FPA144 acts on tumor cells in two ways:

•	FPA144 binds to FGFR2b and blocks certain FGFs from binding to FGFR2b, stopping these FGFs from promoting the growth of the tumor cells; and
•

Once FPA144 binds to FGFR2b on the surface of the tumor cell, FPA144 recruits natural killer, or NK, immune cells into the tumor microenvironment to kill the tumor cell in a process called antibody-dependent cell-mediated cytotoxicity, or ADCC.

In preclinical studies, FPA144 was highly effective in blocking the growth of gastric tumors that express abnormally high levels of FGFR2b. This is demonstrated in Figure 4, where human gastric tumors with FGFR2 gene amplification were treated with increasing doses of FPA144, resulting in significant inhibition of tumor growth and tumor shrinkage when compared to a control antibody.

Figure 4: Increasing doses of FPA144 inhibit growth of human gastric tumors that contain an amplification of the FGFR2 gene in a mouse model

Clinical Development of FPA144.  We are conducting a two-part Phase 1 clinical trial of FPA144 as a treatment for gastric cancer.  In Part 1 of the trial we evaluated the safety and PK of escalating doses of FPA144 in 19 patients with solid tumors in Part 1a and 8 gastric cancer patients in Part 1b.  We are currently enrolling patients in Part 2 of the trial in which we are evaluating the safety, PK and efficacy of FPA144 in metastatic gastric cancer patients, with the aim of exploring the correlation between efficacy and FGFR2b overexpression.  We are conducting tumor testing for FGFR2b overexpression centrally using a proprietary IHC assay to identify patients that have tumors that overexpress FGFR2b protein. We plan to enroll approximately 30 patients whose tumor samples have strong (3+) FGFR2b protein expression on the surface of at least 10% of their tumor cells. In Part 2, we are also enrolling patients whose tumors do not overexpress the FGFR2b protein to strengthen the hypothesis that patient selection based on FGFR2b expression is required.

In January 2016, we presented data from Part 1 of our Phase 1 trial at the American Society of Clinical Oncology's (ASCO) 2016 Gastrointestinal Cancers Symposium. We presented safety data from 27 patients and PK data from 23 patients, FPA144 was well tolerated in patients with advanced solid tumors up to 15 mg/kg.  We did not observe any dose-limiting toxicities, or DLTs, or a maximum-tolerated dose, or MTD, in Part 1. The most common treatment-emergent adverse events were Grades 1 or 2 and self-limiting.  Unlike small molecule FGF receptor kinase inhibitors, which block signaling through a broad number of FGF receptors which can lead to hyperphosphatemia, no treatment-related hyperphosphatemia was observed in patients treated with FPA144.  The most common treatment-related adverse events were: fatigue (25.9%), nausea (11.1%), diarrhea (7.4%), dizziness (7.4%) and dry eye (7.4%).  The PK characteristics we observed support once every other week or less frequent dosing.

We observed preliminary anti-tumor activity in patients with gastric cancer whose tumors overexpress the FGFR2b protein who were enrolled in Part 1b of the trial as well as a urothelial bladder cancer patient who was enrolled in Part 1a.  Based on radiographic assessments by RECIST 1.1 of anti-tumor activity, in the six patients who had FGFR2b-positive gastric cancer in Part 1b, we observed, as of January 15, 2016, the data cutoff date:

•	two partial responses (one confirmed who received 6 mg/kg; one unconfirmed who received 10 mg/kg)
•	three stable disease (two confirmed who received three mg/kg and 10 mg/kg, respectively; one unconfirmed who received 10 mg/kg)
•	one progressive disease (who received 10 mg/kg)

We also observed a confirmed partial response by computed tomography (RECIST 1.1) and metabolic response by PET in the urothelial bladder cancer patient who received 3 mg/kg from Part 1a.  Based on the activity observed, we tested the bladder cancer patient’s tumor for FGFRb expression and determined that the patient’s tumor did overexpress the FGFR2b protein. This observation suggests that FPA144 may be efficacious in tumors other than gastric with FGFR2b protein overexpression.

If FPA144 demonstrates meaningful activity in gastric cancer patients in the Phase 1 trial, we plan to conduct a pivotal trial of FPA144 as a monotherapy in gastric cancer patients.  We also plan to conduct a separate Phase 1b trial to evaluate FPA144 in combination with standard of care chemotherapy or other therapeutics, including immuno-oncology agents, as a potential treatment for newly diagnosed or advanced gastric cancer patients.  We may also consider initiating a Phase 1 clinical trial in Japan for further development in that country because gastric cancer has a high incidence in Asia.  We plan to continue evaluating whether FPA144 may have use as a treatment for other types of cancer.

If we see meaningful early evidence of a therapeutic effect in patients, we also plan to meet with regulatory authorities to discuss the possibility of an accelerated clinical development and regulatory pathway for FPA144. We plan to seek orphan drug designation with the FDA before the end of the Phase 1 clinical trial, and if eligible, expedited review and approval programs, including breakthrough therapy and fast track designations for FPA144.

In conjunction with developing FPA144 as a therapeutic for gastric cancer, we plan to develop a proprietary IHC assay in collaboration with a diagnostic development company to use as a companion diagnostic to identify gastric cancer patients whose tumors overexpress FGFR2b.  We plan to develop the companion diagnostic in parallel with our clinical development of FPA144 and pursue regulatory approval of the companion diagnostic concurrently with our pursuing regulatory approval of FPA144.

Market Opportunity.  Globally, gastric cancer is the sixth most common malignancy with the third highest mortality.  In the United States, the prevalence of gastric cancer is approximately 74,000 patients, of which we believe approximately 3,700 have FGFR2 tumors that have strong (3+) FGFR2b overexpression and are more likely to respond to FPA144.  Globally, the prevalence of gastric cancer is approximately 1.5 million patients, of which we estimate that approximately 75,000 have tumors that have strong (3+) FGFR2b overexpression that are likely to respond to FPA144.

Given the relatively small population of gastric cancer patients that overexpress the FGFR2b protein in the United States and the poor survival of these patients, we believe that this indication will be an orphan indication in the United States. By developing FPA144 for an orphan indication with a significant unmet medical need, we may be able to accelerate the development and approval of FPA144 in the United States.  We believe that our clinical development organization is well suited to conduct such a focused, capital-efficient clinical development plan for FGFR2b over-expressing gastric cancer. We plan to develop and commercialize FPA144 ourselves in the United States. We plan to seek a collaborator to commercialize FPA144 outside of the United States.

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

FP-1039 may provide clinical benefit in certain tumor settings by trapping FGF ligands such as FGF-2, that are over-expressed or over-produced by tumor cells and promote tumor growth through angiogenesis. By triggering angiogenesis, cancerous cells can fuel their metabolic needs and direct their own uncontrolled cell division. Mesothelioma is a tumor that has some of the highest over-expression levels of FGF-2 and is a tumor setting of high unmet need.

Unlike other therapies directed to FGFR1 that indiscriminately block all FGFs, FP-1039 is designed to only block cancer-promoting FGFs that bind to FGF receptor 1, or FGFR1, and therefore may be associated with better tolerability than other known drug candidates targeting the FGF pathway less selectively.  For example, FP-1039 does not bind to an FGF called FGF-23, which regulates phosphate levels in the blood, and therefore FP-1039 does not change phosphate levels in the blood. This is in contrast to small molecule inhibitors of FGF receptors being developed by Novartis AG, AstraZeneca plc and others, which block the activity of both cancer-associated FGFs and FGF-23, and are reported to cause abnormally high phosphate levels in the blood, a condition known as hyperphosphatemia. High phosphate levels can lead to calcification in tissues, including blood vessels. In our Phase 1 clinical trial, treatment with FP-1039 in patients with solid tumors was not associated with the side effects seen in the clinical trials with small molecule FGFR inhibitors, which included hyperphosphatemia and retinal detachment. We expect FP-1039 to be better tolerated by patients than such small molecule FGFR inhibitors. We also expect that it could be used in dosages high enough to fully block cancer-promoting FGFs, and that it has the potential to be safely combined with standard of care chemotherapy.

FP-1039 Preclinical Data. In preclinical testing, we observed inhibition of mesothelioma tumor growth with single-agent FP-1039 (Figure 5).

Figure 5: Treatment with FP-1039 inhibits growth of mesothelioma in mouse models

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

On March 16, 2011, we and Human Genome Sciences, Inc., or HGS, entered into a license and collaboration agreement, or the FP-1039 license, pursuant to which we exclusively licensed to HGS rights to develop and commercialize FP-1039 in the United States, the European Union and Canada.  On August 2, 2012, GlaxoSmithKline, or GSK, acquired HGS and HGS is now a wholly owned subsidiary of GSK.

GSK is currently conducting a Phase 1b clinical trial of FP-1039 that was designed as a three-arm, multicenter, non-randomized, parallel-group, uncontrolled, open-label Phase 1b clinical trial. This clinical trial was designed to evaluate the safety, tolerability, dosage, response rate and duration of response of FP-1039:

•	in combination with paclitaxel and carboplatin in previously untreated metastatic squamous NSCLC (Arm A);
•	in combination with docetaxel in metastatic squamous NSCLC that has progressed after previous therapy (Arm B); or
•	in combination with pemetrexed and cisplatin in mesothelioma (Arm C).

On September 9, 2015, GSK presented preliminary clinical safety and efficacy data from the Phase 1b trial at the World Conference on Lung Cancer. At the time, data from Arm A in treatment-naïve squamous NSCLC patients were encouraging, Arm B in second line squamous NSCLC had few patients enrolled, and data from Arm C were immature because few mesothelioma patients were then evaluable. In January 2016, we announced that given the change in treatment paradigms for squamous NSCLC following approvals of immuno-oncology agents and the increasingly competitive landscape, we and GSK agreed to stop enrollment in the squamous NSCLC patient cohorts (Arms A and B) and to continue enrolling mesothelioma patients at the expansion dose of 15 mg/kg in Arm C of the trial. GSK has submitted mesothelioma trial data for presentation at the American Society of Clinical Oncology (ASCO) 2016 Annual Meeting in June.

In March 2016, HGS delivered to us written notice of termination of the FP-1039 license agreement for convenience.  Pursuant to the terms of the FP-1039 license, termination of the FP-1039 license will become effective on September 5, 2016, which is 180 days after HGS’s notice of termination.  Pursuant to the terms of the FP-1039 license, GSK will continue to conduct and fund the trial until September 5, 2016.  At our election, GSK will either: (A)  transfer the conduct of the Phase 1b clinical trial to us, provided that GSK would continue to bear all costs and expenses incurred in connection with the conduct of the Phase 1b clinical trial until the earlier of the completion of the trial or March 4, 2017, which is 180 days after the effective date of the termination of the FP-1039 license; or (B) orderly wind down the conduct of the Phase 1b clinical trial at GSK’s expense.

Market Opportunity. We believe there are currently no approved therapies that specifically block FGFs or FGFRs. We are currently focusing development of FP-1039 in cancers with FGF pathway dysregulation, which has been linked to the growth of human tumors and poor patient prognosis.  We believe the selected patients with FGF pathway dysregulation would be most likely to benefit from treatment with FP-1039.  Mesothelioma has the highest FGF-2 levels among various cancers that we have evaluated and a majority of mesothelioma patients have tumors with abnormally high levels of FGF-2.  Mesothelioma is an orphan indication in the United States with a prevalence of about 4,000 patients and incidence of about 3,000 patients.  Worldwide, there are a total of approximately 14,000 cases of mesothelioma diagnosed each year.

Immuno-Oncology Drug Discovery and Preclinical Programs

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

New targets for immuno-oncology are needed to address those patients that do not respond to or cannot tolerate agents currently in development. We believe we are well positioned to identify new targets and protein drugs in immuno-oncology because:

•

Protein drugs will be the best therapeutic strategy in immuno-oncology. Anti-tumor immunity often involves interactions between extracellular proteins that are not easily modulated with small molecule drugs. We are focused on discovering and developing innovative protein therapeutics.

•

There are likely many new targets yet to be discovered. For example, not all of the protein partners are known for several of the proteins thought to have a role in modulating anti-tumor immunity, such as TIM-3, VISTA, B7-H3 and B7-H4. There are likely many additional proteins that regulate the immune response to tumors that have not yet been described or characterized.

•

Our biologics discovery platform is designed to identify targets such as those involved in immuno-oncology. Our proprietary library of more than 5,700 human extracellular proteins contains nearly all possible medically important protein drug targets. From our library, we have identified approximately 700 proteins, which we refer to as the immunome, that we believe modulate immune cell interactions and may be important in understanding and treating cancer patients using immuno-oncology therapeutics.  We are using our discovery platform to discover novel pathways and to identify protein partners for molecules known to be involved in the anti-tumor immune response.

We are applying all aspects of our biologics discovery platform, described below, including cell-based screening, in vivo screening, receptor-ligand matching technologies and bioinformatics in our immuno-oncology research program. We have identified promising new antibody targets and ligand traps and are actively screening for and validating additional targets. We have begun generating, and will continue to generate, therapeutic proteins, including antibodies or ligand traps, directed to the targets we identify. We plan to advance selected candidates into pre-clinical development and eventually into clinical development, with a goal of adding at least one new molecule per year to our clinical pipeline beginning in 2017.

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

We spent approximately seven years successfully developing a platform to improve the traditionally difficult and slow process of discovering new protein therapeutic targets. The platform is based on two components:

•

a proprietary library of more than 5,700 human extracellular proteins that we believe is the most comprehensive collection of fully functional extracellular proteins and is an abundant source of medically relevant novel targets for protein therapeutics; and

•	proprietary and new technologies for producing and testing thousands of proteins at a time.

We believe our platform improves and accelerates the discovery of new drug protein targets and protein therapeutics because it can:

•

identify novel medically relevant protein targets and protein therapeutics that have little or no previously known biological function or are not in the public domain and cannot easily be discovered by other methods;

•	determine the best protein target among many alternatives for a particular disease by screening and comparing nearly all possible medically important targets simultaneously; and
•	identify new drug targets more quickly and efficiently than previously possible because it can produce and test thousands of proteins at a time rather than one or just a few at a time.

We have used our platform to identify dozens of targets validated in rodent models in several different disease areas, including in collaboration with our partners, and to build a growing pipeline of drug candidates. We believe our platform is particularly well positioned to explore new pathways in cancer, inflammation and their intersection in immuno-oncology, a growing focus of our discovery and clinical activities.

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

Collaborations

A part of our strategy is to establish product and clinical collaborations.  These collaborations supplement our development, manufacturing, regulatory and commercialization capabilities, provide us with significant funding to advance our pipeline and validate our technology.  Our discovery collaborations also have demonstrated the breadth of our discovery platform and validated our discovery capabilities. A summary of our key product, clinical and discovery collaborations is set forth below.

FPA008 Collaboration Agreement with BMS

In October 2015, we entered into the FPA008 collaboration agreement with BMS, pursuant to which we granted to BMS an exclusive, worldwide license to develop and commercialize certain CSF1R antibodies, including FPA008, and all modifications, derivatives, fragments or variants of such antibodies, each of which we refer to as a licensed antibody.  The FPA008 collaboration agreement superseded the clinical trial collaboration agreement that we entered into with BMS in November 2014, or the clinical trial collaboration agreement.

Under the terms of the FPA008 collaboration agreement, BMS will be responsible, at its expense, for developing products containing licensed antibodies, each of which we refer to as a licensed product, under a development plan, subject to our option, at our own expense, to conduct certain future studies, including registration-enabling studies to support approval of FPA008 in PVNS and in combination with our proprietary internal or in-licensed compounds, including in oncology, each of which we refer to as a Five Prime independent development path. BMS will have the option prior to our commencement of a clinical trial with respect to a Five Prime independent development path to include any such clinical trial in the development plan, and BMS would thereafter bear the associated development costs and milestone payments to us with respect to BMS’s development of such FivePrime independent development path. If BMS elects to include in the development plan what would have been a Five Prime independent development path clinical trial, BMS would reimburse us for our development expenses incurred since November 2015, the effective date of the FPA008 collaboration agreement, with respect to such FivePrime independent development path.

If BMS does not add a Five Prime independent development path to the development plan before the review of any efficacy data from the first Phase 3 or registration-enabling clinical trial in such Five Prime independent development path, and such Five Prime independent development path indication achieves regulatory approval in the United States or marketing approval in the European Union or Japan, then BMS will reimburse us an amount equal to 125% of our development expenses with respect to such Five Prime independent development path.

We will continue to conduct the current Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo® (nivolumab) with FPA008 in multiple tumor types, or the current trial, that we commenced under the clinical trial collaboration agreement.  BMS will bear all costs and expenses relating to the current trial, including manufacturing costs for the supply of FPA008, except that we will be responsible for our own internal costs, including internal personnel costs.

BMS will be responsible for manufacturing and commercialization of each licensed product, and we will retain rights to a minority co-promotion option in the United States.

Pursuant to the FPA008 collaboration agreement, BMS paid us an upfront fee of $350 million.  Additionally, with respect to each licensed product, we will be eligible to receive up to (i) $505.0 million in specified developmental and regulatory milestone payments for all combination therapies of such licensed product with Opdivo®; (ii) $542.5 million in specified developmental and regulatory milestone payments for combination therapies of such licensed product with one or more of BMS’ or our proprietary products, at least one of which is not Opdivo®, in the field of oncology; and (iii) $340.0 million in specified developmental and regulatory milestone payments for therapeutic uses of such licensed product in PVNS and non-oncology indications.

In the event that we achieve a milestone with respect to a particular disease or combination (other than any PVNS-related milestones) under our development rights under the FPA008 collaboration, the milestone payment associated with such milestone would be deferred and become payable to us by BMS after achievement of the licensed product of regulatory approval in the United States or marketing approval in the European Union or Japan in such disease or combination.

BMS will also be obligated to pay us, with respect to each licensed product in each country, tiered percentage royalties ranging from the high teens to the low twenties, subject to reduction in certain circumstances, on worldwide net sales of such licensed product until the latest of (i) the expiration of certain patents covering such licensed product in such country, (ii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such licensed product expires in such country, (iii) the date of the first commercial sale in such country of a biosimilar product with respect to such licensed product or (iv) 12 years after the first commercial sale of such licensed product in such country.  Under the FPA008 collaboration agreement, BMS will be obligated to pay us an additional low single-digit percentage royalty on net sales in the United States in the event we exercise our co-promotion option.  We cannot determine the date on which BMS’s potential royalty payment obligations to us would expire because BMS has not yet developed any licensed products under the agreement and therefore we cannot identify the date of the first commercial sale or any related patents covering or regulatory exclusivity periods with respect to such licensed product.

Unless earlier terminated by either party, the FPA008 collaboration agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of BMS’s payment obligations with respect to each licensed product under the agreement.  BMS may terminate the agreement in its entirety or on a region-by-region basis at any time with advance written notice.  BMS may also terminate the agreement in its entirety (or on a licensed product-by-licensed product basis) upon written notice based on certain safety reasons.  Either party may terminate the agreement in its entirety with written notice for the other party’s material breach if such party fails to cure the breach.  We may terminate the agreement in its entirety with written notice for BMS’s material breach of its diligence obligations with respect to development and obtaining marketing approval, and may terminate the agreement on a region-by-region basis for BMS’s breach of its diligence obligations with respect to timely commercialization of a licensed product in a region following marketing approval.  Either party also may terminate the agreement in its entirety upon certain insolvency events involving the other party.

FP-1039 License and Collaboration with GSK

In March 2011, we entered into a license and collaboration agreement, or the FP-1039 license, with Human Genome Sciences, which was acquired by GSK in August 2012, pursuant to which we granted to GSK an exclusive license to develop and commercialize FP-1039 and other FGFR1 fusion proteins in the United States, the European Union and Canada. GSK controls the development of FP-1039, which GSK refers to as GSK3052230, in these territories. We retained rights to develop and commercialize FP-1039 in territories outside the United States, the European Union and Canada.

In March 2016, GSK delivered to us written notice of termination of the FP-1039 license agreement for convenience.  Pursuant to the terms of the FP-1039 license, termination of the FP-1039 license will become effective on September 5, 2016, which is 180 days after GSK’s notice of termination.

Pursuant to the terms of the FP-1039 license, GSK will continue to conduct and fund the Phase 1b clinical trial that GSK is currently conducting until September 5, 2016.  At our election, GSK will either: (A)  transfer to us the conduct of the Phase 1b clinical trial, provided that GSK would continue to bear all costs and expenses incurred in connection with the conduct of the Phase 1b clinical trial until the earlier of the completion of the trial or March 4, 2017, which is 180 days after the effective date of the termination of the FP-1039 license; or (B) orderly wind down the conduct of the Phase 1b clinical trial at GSK’s expense.

We will have to pay GSK royalties on any net sales FP-1039 in the United States, the European Union or Canada for 12 years after the first commercial sale.

GSK Muscle Diseases Collaboration

In July 2010, we entered into a research collaboration and license agreement, or the muscle diseases collaboration, with Glaxo Group Limited, or GSK, to identify potential drug targets and drug candidates to treat skeletal muscle diseases. We conducted three customized cell-based screens and one in vivo screen of our protein library under the muscle diseases collaboration. The research term under this collaboration ended in May 2014.

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

GSK Respiratory Diseases Collaboration

In April 2012, we entered into a research collaboration and license agreement, or the respiratory diseases collaboration, with GSK to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease, or COPD, function with a particular focus on identifying novel protein therapeutics and antibody targets. We conducted six customized cell-based screens of our protein library under the respiratory diseases collaboration.  In January 2016, we amended the respiratory diseases collaboration to extend the research term to allow for the conduct of additional activities to validate protein targets we discovered in our screens and to increase the research funding that GSK is obligated to pay us under the collaboration. The research term for this collaboration will end in July 2016.

At the inception of the respiratory diseases collaboration, GSK made an upfront payment to us of $7.5 million and purchased shares of our preferred stock for $10.0 million. Through December 31, 2015, we have received $12.8 million of research funding and we are eligible to receive up to an additional $0.7 million of research funding under the respiratory diseases collaboration through the remainder of the research term, which ends in July 2016.  Through December 31, 2015, we have also received $0.6 million in claimed target and selection fees.

In the course of screening our protein library in the respiratory diseases collaboration, we discovered and expect to continue to discover proteins that may be potential drug targets or drug candidates for treating refractory asthma or COPD. Under the respiratory diseases collaboration, GSK has the right for limited periods of time to evaluate proteins identified in the screens we conducted and obtain an exclusive worldwide license to develop and commercialize products that incorporate or target the protein.

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

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement with UCB, referred to as the fibrosis and CNS collaboration, to identify innovative biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders. We conducted five customized cell-based and in vivo screens of our protein library under the fibrosis and CNS collaboration. We currently expect to complete our initial research activities under the fibrosis and CNS collaboration by March 2016. Upon the completion of those research activities, UCB has up to a two-year evaluation period during which we may be obligated to perform additional services at the request of UCB.

UCB has made payments to us of $14.6 million under the fibrosis and CNS collaboration through December 31, 2015. As of December 31, 2015, we have fully collected on the technology access fees and research funding under the fibrosis and CNS collaboration. Through December 31, 2015, we have also received $0.1 million in target evaluation and selection fees.

In the course of screening our protein library in the collaboration we discovered and expect to continue to discover proteins that may be potential drug targets or drug candidates for fibrosis-related immunologic diseases. Under the collaboration, UCB has the right for limited periods of time to evaluate proteins identified in the screens we conducted and obtain an exclusive worldwide license to develop and commercialize products that incorporate or target the protein.

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

The collaboration agreement with UCB will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, UCB may terminate the agreement at any time with advance written notice, and either party may terminate the agreement with written notice for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events.

BMS Immuno-oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement with BMS, or the immuno-oncology research collaboration, pursuant to which we and BMS are collaborating to carry out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways.  Based on data arising from our initial screens, in January 2016, we amended the immuno-oncology research collaboration to add an additional checkpoint pathway to the research program, for a total of three undisclosed immune checkpoint pathways.

The initial three-year research term of the immuno-oncology research collaboration will end in March 2017. BMS has the option to extend the research term for two additional one-year terms.

In connection with entering into the immuno-oncology research collaboration, BMS made an upfront payment of $20.0 million to us.  Through December 31, 2015, we received $7.5 million of research funding and are eligible to receive up to an additional $2.0 million of research funding under the immuno-oncology research collaboration through the end of the initial three-year research term. We will be eligible to receive up to $240.0 million per collaboration target in specified developmental, regulatory and commercialization contingent payments comprising aggregate developmental contingent payments of up to $53.0 million, aggregate regulatory contingent payments of up to $74.0 million and aggregate commercialization contingent payments of up to $113.0 million. We will also be eligible to receive up to $60.0 million in sales-based contingent payments per collaboration product.

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

License Agreements

License Agreement with Inhibrx

In July 2015, we entered into a research collaboration and license agreement, or the GITR license agreement, with INBRX 110 LP, or Inhibrx, pursuant to which we obtained (a) an exclusive, worldwide license to multivalent antibodies to glucocorticoid-induced tumor necrosis factor receptor, or GITR, for therapeutic and diagnostic uses, which we refer to respectively as licensed therapeutic products and  licensed diagnostic products, and (b) an exclusive option, or the option, to obtain exclusive, worldwide licenses to multi-specific antibodies developed by Inhibrx that bind to both GITR and other targets, each of which we refer to as a multi-specific product.  We can exercise an option with respect to a multi-specific product within a limited period of time after (i) certain activities related to initiating clinical manufacturing of such multi-specific product or (ii) if not earlier exercised, the dosing of the first patient in a Phase 2 clinical trial of such multi-specific product.

Pursuant to the GITR license agreement, we paid Inhibrx an upfront fee of $10.0 million. Additionally, with respect to each licensed therapeutic product, we will be obligated to pay up to $62.5 million in specified development milestone payments and (i) if such licensed therapeutic product does not receive a Breakthrough Therapy Designation from the FDA, up to $280.0 million in specified regulatory and commercial milestone payments, or (ii) if such licensed therapeutic product receives a Breakthrough Therapy Designation from the FDA, up to $380.0 million in specified regulatory and commercial milestone payments.   We may pay all or a portion of milestone payments for development and regulatory events in shares of our common stock, subject to certain limitations and conditions. We would be obligated to register for resale under the Securities Act of 1933, as amended, any such shares of our common stock.

If we exercise our option with respect to a multi-specific product at manufacturing initiation, we would pay Inhibrx $15.0 million for such option exercise. If we exercise our option with respect to a multi-specific product at Phase 2 dosing, we would pay Inhibrx $30.0 million for such option exercise. After such option exercise, such multi-specific product would be treated as a licensed therapeutic product under the GITR license agreement and we would be obligated to pay the milestone payments specified above with respect to such multi-specific product.

Inhibrx is also eligible for low double-digit tiered royalties on future product sales for licensed therapeutic products and low single-digit tiered royalties on future product sales for licensed diagnostic products, in each case, for the longer of (i) 12 years after the first commercial sale of such licensed product or (ii) the life of certain patents licensed covering such licensed product.

Unless earlier terminated by either party, the agreement will expire on a product-by-product and country-by-country basis upon the expiration of all of our payment obligations under the GITR license agreement. We may terminate the agreement in its entirety at any time with advance written notice. Either party may terminate the agreement in its entirety with written notice for the other party’s material breach if such party fails to cure the breach. Either party also may terminate the agreement in its entirety upon certain insolvency events involving the other party.

License Agreement with Galaxy

In December 2011, we entered into a license agreement with Galaxy Biotech LLC, or Galaxy, pursuant to which Galaxy granted us an exclusive worldwide license to develop and commercialize FGFR2b antibodies, including FPA144. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in at least one tumor indication. We paid Galaxy an upfront license fee of $3.0 million in connection with our entry into the license agreement.

Through December 31, 2015, we made milestone payments to Galaxy totaling $2.6 million. We are obligated to pay Galaxy additional milestone payments of up to $89.9 million comprising aggregate intellectual property-related milestone payments of up to $1.4 million, development-related milestone payments of up to $17.0 million for development in two indications, aggregate regulatory-related milestone payments of up to $41.5 million for two indications and aggregate commercial-related milestone payments of up to $30.0 million. We are also obligated to pay tiered royalties on net sales of FPA144 from the high-single digits to the low-double digits.

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

Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, combination therapy, biomarker and companion diagnostic related claims. We also rely on trade secrets relating to our discovery platform and product candidates and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will also depend significantly on our ability to obtain rights to intellectual property held by third parties that may be necessary or useful to our business, including for the discovery, development and commercialization of our product candidates. We generally obtain rights to third-party intellectual property through exclusive or non-exclusive licenses. For example, we have entered into a non-exclusive license with BioWa-Lonza to use their Potelligent® CHOK1SV technology, which is necessary to produce our FPA144 antibody. If we are not able to obtain rights to intellectual property held by third parties that are necessary or useful to our business, our business could be harmed, possibly materially.

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

The patent portfolios for our three most advanced programs are summarized below:

FPA008

Our FPA008 patent portfolio is wholly owned by us and includes three issued U.S. patents and other issued foreign patents, as well as pending U.S. and foreign patent applications covering compositions of matter, methods of use, biomarkers and combination therapy relating to FPA008. The issued U.S. patents and issued foreign patents covering the composition of matter and methods of use expire in 2031. Patents that may issue from the pending U.S. and foreign applications would expire between 2031 and 2036.

FPA144

Our patent portfolio for FPA144 includes patents and patent applications we exclusively licensed from Galaxy, as well as pending U.S. and foreign patent applications wholly owned by us. The patent portfolio, covering compositions of matter, methods of use, companion diagnostic and combination therapy relating to FPA144, includes two issued U.S. patents and other issued foreign patents, as well as pending U.S. and foreign patent applications. The issued U.S. patents expire between 2029 and 2030. The issued foreign patents expire in 2029. Patents that may issue from these pending U.S. and foreign applications would expire between 2029 and 2036.

FP-1039

Our patent portfolio for FP-1039 includes patents and patent applications wholly owned by us, as well as patents we exclusively license from UC Regents.

The FP-1039 patent portfolio that we wholly own includes issued patents and pending patent applications covering compositions of matter, methods of use, including certain combination therapies and dosing regimens, and biomarkers relating to FP-1039. This patent portfolio includes patents issued in the United States and foreign countries. The issued U.S. patents expire in 2026 and 2031, respectively. The issued foreign patents expire between 2026 and 2031. The issued patents in Europe covering composition of matter and methods of using FP-1039 expire in 2026. The FP-1039 patent portfolio that we wholly own also includes pending U.S. and foreign patent applications covering composition of matter and methods of use. Patents that may issue from these pending U.S. and foreign patent applications would expire between 2026 and 2034.

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

Manufacturing

We have process development and small-scale, non-clinical manufacturing capabilities. We generally perform cell line and process development for our product candidates and manufacture quantities of our drug candidates necessary to conduct preclinical studies of our investigational drug candidates. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. We rely on third-party manufacturers to produce bulk drug substance required for our clinical trials and expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. BMS has the exclusive right to manufacture FPA008 drug substance and filled drug product.  BMS will supply us with FPA008, at its cost and expense, for our use in the conduct of the current trial and our Phase 1/2 clinical trial of FPA008 in patients with PVNS and will supply us with FPA008 for the conduct of our independent development activities with respect to FPA008 in exchange for a service fee. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We have personnel with significant technical, manufacturing, analytical, quality and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

Commercialization

We have not yet established sales, marketing or product distribution operations because our lead candidates are still in preclinical or early clinical development. We generally expect to retain some commercial rights in the United States for our product candidates in specialty markets. Pursuant to our FPA008 collaboration agreement, we have a co-promotion right in the United States which, if exercised by us, will allow us to field a minority percentage of the total United States sales force promotional effort. If we exercise our option to co-promote FPA008 in the United States prior to submission of a BLA, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which FPA008 is being developed.

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

Our planned clinical trials for our product candidates may not begin or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a study;
•	reaching agreement with third-party clinical trial sites and their subsequent performance in conducting accurate and reliable studies on a timely basis;
•	obtaining IRB approval to conduct a study at a prospective site;
•	recruiting patients to participate in a study; and
•	manufacturing or obtaining supply of the investigational product and related materials, such as companion diagnostics.

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

A study sponsor is required to submit to the National Institutes of Health, or NIH, for public posting on NIH’s clinical trial website details about certain active clinical trials and clinical trial results. For purposes of biological license application, or BLA, approval, human clinical trials are typically conducted in phases that may overlap:

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

During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure that the benefits of the biologic outweigh its risks. A REMS may include various elements depending on what the FDA considers necessary for the safe use of the drug. These elements range from a medication guide or patient package insert to training and certification requirements for prescribers and/or pharmacies to safe use conditions that must be in place before the drug is dispensed. If the FDA concludes that a REMS is needed, the BLA sponsor must submit a proposed REMS or the FDA will not approve the BLA.

Based on pivotal Phase 3 clinical trial results submitted in a BLA, at the discretion of the FDA or upon the request of an applicant, the FDA may grant a priority review designation to a product, which sets the target date for FDA action on the application at six months from the FDA’s filing of the BLA rather than the standard 10 months. Priority review is given for a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to marketed products or offer a therapy where no satisfactory alternative therapy exists. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 clinical trials may be made a condition to be satisfied for continuing product approval. The results of Phase 4 clinical trials can confirm the effectiveness of a product candidate and can provide important safety information. Conversely, the results of Phase 4 clinical trials can raise new safety or effectiveness issues that were not apparent during the original review of the product, which may result in product restrictions or even withdrawal of product approval. In addition, the FDA has express statutory authority to require sponsors to conduct post-market studies or clinical trials to specifically address safety issues identified by the agency.

Even if a product candidate receives regulatory approval, the approval will be limited to specific disease states, patient populations and/or dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing study or trial requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, requirements to conduct additional studies or trials, or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

The FDA and other federal and state agencies closely regulate the labeling, marketing and promotion of drugs. While doctors may prescribe any product approved by the FDA for any use as long as consistent with any REMS restrictions, if applicable, a company can only make claims relating to safety and efficacy of a product that are consistent with FDA approval, and the company is allowed to market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions, potential civil and criminal penalties, criminal prosecution, and agreements with governmental agencies that materially restrict the manner in which a company promotes or distributes drug products. Government regulators, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities, recently have increased their scrutiny of the promotion and marketing of drugs.

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

Biologics Price Competition and Innovation Act of 2009

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the Public Health Service Act to create a new licensure framework for follow-on biologic products, or biosimilars, which could ultimately subject our biological product candidates to competition from biosimilars. Under the BPCIA, a manufacturer may submit an abbreviated application for licensure of a biologic that is “biosimilar to” a referenced branded biologic. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively than if a “full” BLA were submitted, by relying to some extent on the FDA’s previous review and approval of the reference biologic to which the proposed product is similar. Previously, there had been no licensure pathway for such biosimilar products.

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

FDA Regulation of Companion Diagnostics

As part of our clinical development plans, we plan to engage third party collaborators to develop companion diagnostics to identify patients most likely to respond to our product candidates. Companion diagnostics are classified as medical devices under the Federal Food, Drug, and Cosmetic Act in the United States. In the United States, the FDA regulates the medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, reporting, recordkeeping, advertising and promotion, export and import, sales and distribution, and post-market surveillance of medical devices. Unless an exemption applies, companion diagnostics require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA. According to a 2014 guidance issued by FDA officials, the use of companion diagnostics with therapeutic products raises important concerns about the safety and effectiveness of both the companion diagnostic devices and the corresponding therapeutic products and, therefore, ordinarily will require a PMA before they are marketed. Some companion diagnostics, however, could potentially be cleared through 510(k) clearance.

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

A product not eligible for 510(k) clearance must follow the PMA pathway, which requires proof that there is a reasonable assurance to the FDA’s satisfaction of a device’s safety and efficacy and its intended use with a corresponding therapeutic product.   Because the diagnostic tests that we plan to develop are essential for the safety and effective use of our therapeutics in selected patients, these diagnostic tests would be subject to the PMA approval process

The PMA process is costly, lengthy and uncertain. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For companion diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA application is required by statute to take between six to ten months. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application, and where practical, will identify what is necessary to make the PMA. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

We and any third-party collaborator who we engage to develop companion diagnostics will work cooperatively to generate the data required for submission with the PMA application, and will remain in contact with the Center for Devices and Radiological Health , or CDRH, at the FDA to ensure that any changes in requirements are incorporated into the development plans. We anticipate that meetings with the FDA with regard to our drug product candidates, as well as companion diagnostic product candidates, will include representatives from the Center for Drug Evaluation and Research, or the CDER, and CDRH to ensure that the BLA and PMA submissions are coordinated to enable the FDA to conduct a parallel review of both submissions. The 2014 guidance issued by the FDA addresses issues critical to developing companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. According to the draft guidance, if safe and effective use of a therapeutic product depends on a diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. We plan to structure our programs for the development of our companion diagnostics to be consistent with this guidance.

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

In the European Economic Area, or the EEA, in vitro medical devices are required to conform with the essential requirements of the E.U. Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. We expect our companion diagnostic will require a conformity assessment through an accredited EEA Notified Body, and that the data generated for the U.S. registration will be sufficient to satisfy the regulatory requirements for the European Union and other countries.

Coverage and Reimbursement

In both domestic and foreign markets, sales of any products for which we may receive regulatory approval will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs, such as Medicare and Medicaid, private health insurers and managed care providers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is granted, the reimbursement rates paid for covered products might not be adequate. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. The marketability of any products for which we may receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide coverage and adequate reimbursement to allow us to sell such products on a competitive and profitable basis. For example, under these circumstances, physicians may limit how much or under what circumstances they will prescribe or administer our products and patients may decline to purchase such products. This, in turn, could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

The market for any product candidates for which we may receive regulatory approval will depend significantly on the degree to which these products are listed on third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included on such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor may individually establish coverage and reimbursement policies, obtaining coverage and adequate reimbursement can be a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidates will be considered cost-effective. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results.

Anti-Kickback, False Claims and Physician Payment Sunshine Laws

In addition to FDA restrictions on marketing, several other types of U.S. state and federal laws are relevant to certain marketing practices in the pharmaceutical and medical device industries. These laws include the Federal Anti-Kickback Statute, false claims statutes, and the Federal Physician Payment Sunshine Act. We are subject to these laws and they may affect our business. The Federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the Federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The Federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation, or collectively, the Affordable Care Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

The Federal False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. Many pharmaceutical and other healthcare companies have faced investigations and private lawsuits and, in many cases, have agreed to significant and burdensome settlements under these laws for a variety of allegedly improper promotional and marketing activities, including inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates; providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees and other benefits to physicians to induce them to prescribe products; or engaging in promotion for “off-label” uses. Federal False Claims Act violations may result in significant civil monetary penalties, including three times the damages incurred by the government from the violation. The majority of U.S. states also have statutes or regulations similar to the Federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, and in some states apply regardless of the payor.

The federal False Statements Statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services.

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters.

As of August 1, 2013, the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of products for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to track payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests, and to publicly report such data.  Manufacturers subject to the Open Payments Program are required to have started tracking such payments and ownership interests on August 1, 2013, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties.

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

The Affordable Care Act

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to the pharmaceutical and medical device industries are the following:

•

The Affordable Care Act increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program from 15.1% to 23.1% and from 11% to 13% of the average manufacturer price, or AMP, for most branded and generic drugs and biologic agents, respectively. The Affordable Care Act also added a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products and modified the statutory definition of AMP. The Affordable Care Act also expanded manufacturers’ rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well  and by expanding the population potentially eligible for Medicaid drug benefits.

•

On February 1, 2016, the Centers for Medicare and Medicaid Services, the federal agency that administers the Medicaid Drug Rebate Program, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act.  These regulations become effective on April 1, 2016.

•

Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B.  The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the types of entities eligible to receive discounted pricing through the 340B drug pricing program. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

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

•

The Affordable Care Act established the Physician Payment Sunshine Act (as referenced above) which now requires pharmaceutical and medical device manufacturers to track and report annually certain financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or other transfers of value” made or distributed to such entities, and it requires applicable manufacturers and applicable group purchasing organizations to report annually any ownership and investment interests held by physicians and certain other healthcare providers and their immediate family members by the 90th day of each calendar year.

•	The Affordable Care Act added a new requirement to annually report drug samples that manufacturers and distributors provide to physicians.
•

A new Patient-Centered Outcomes Research Institute was established pursuant to the Affordable Care Act to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

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

In 2012, the Supreme Court of the United States heard challenges to the constitutionality of certain provisions of the Affordable Care Act. The Supreme Court’s decision upheld those provisions of the Affordable Care Act. However, the Supreme Court found the provision of the Medicaid Act that would have penalized states that choose not to expand their Medicaid programs under the Affordable Care Act through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit is unenforceable. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2015 than anticipated when Congress passed the Affordable Care Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall. The reduction in the number of insured patients could impact our sales, business and financial condition.

In 2015, the Supreme Court of the United States decided a challenge to whether the federal government has the authority to make subsidies available to millions of Americans who buy health insurance on federal Exchanges.  The Supreme Court upheld the federal regulation that makes subsidies available to eligible individuals who purchase health insurance either on a federal or on a state-based Exchange ensuring that subsidized health insurance premiums and cost-sharing remain available to individuals in states with federal Exchanges.

The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment which could impact our ability to sell our products profitably. The Affordable Care Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products and impact our financial condition and results of operations.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Corporate Information and Employees

Our principal corporate offices are located at Two Corporate Drive, South San Francisco, California 94080 and our telephone number is (415) 365-5600. We were incorporated in December 2001 in Delaware and completed our initial public offering, or IPO, in September 2013. As of December 31, 2015, we had 154 full-time employees and 3 part-time employees. Of these employees, 124 were primarily engaged in research and development activities and 50 have an M.D. or a Ph.D. degree.

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

Risks Related to Our Financial Position and Capital Needs

Although we may from time to time report profitable results due to upfront payments we receive from our partners under license or collaboration agreements, we have incurred losses in the past and anticipate that we will generally continue to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from Bristol-Myers Squibb Company, or BMS, from our license and collaboration agreement for FPA008, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the fiscal year ended December 31, 2015, we reported a net income of $249.6 million.

Although we may from time to time report profitable results, such as during the fiscal years ended December 31, 2015 and December 31, 2011, we generally expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.  We expect our operating expenses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently have no source of product revenue and may never become consistently profitable.

To date, we have not generated any revenue from commercialization of our product candidates. Our ability to generate product revenue and ultimately become profitable depends upon our ability, alone or with our partners, to successfully commercialize products, including any of our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our partners’ ability to:

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

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;
•	successfully develop and validate companion diagnostics on a timely basis;
•	achieve market acceptance for our or our partners’ products, if any;
•	establish, maintain and protect our intellectual property rights; and
•	attract, hire and retain qualified personnel.

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

Even if we generate revenue from the sale of any of our products that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or do not sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We may require additional capital to finance our operations, which may not be available to us on acceptable terms or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. Although we have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next twelve months, we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and as we increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to find new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

Our forecast of the period of time through which our financial resources will adequately support our operations could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. Our future funding requirements, both short and long-term, will depend on many factors, including:

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

Delays in clinical testing will delay the commercialization of our product candidates, potentially increase our costs and harm our business.

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

Any inability of us or our partners to timely complete clinical development could result in additional costs to us or impair our ability to generate product revenue or development, regulatory, commercialization or sales milestone payments and royalties on product sales.

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

For example, we are conducting a Phase 1/2 clinical trial of FPA008 in patients with PVNS, which is a rare, locally aggressive CSF1-driven tumor of synovium for which there are no currently approved therapies.  Very little data regarding the incidence and prevalence of PVNS exists and the data that has been published suggest that the incidence of PVNS may be as low as 1.8 per 1,000,000.  We expect that the limited size of the PVNS patient population will limit patient enrollment rates.  Also, we know that Plexxikon Inc. has begun a Phase 3 clinical trial of its PLX3397 candidate in PVNS and Roche has clinically tested its RG7155 antibody in PVNS patients.  If Plexxikon or Roche continue the clinical development of their products in PVNS, we would potentially compete with them for the enrollment in this rare patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our Phase 1/2 clinical trial of FPA008 in PVNS.  Also, although we believe selecting patients using companion diagnostics should increase the probability of success in our clinical trial of FPA144 in gastric cancer, this will limit the number of patients eligible for enrollment.

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
•

we tend to identify and select from our discovery platform novel, untested targets in the particular disease indications we are pursuing, which may be challenging to validate because of the novelty of the target or that we may fail to validate at all after further research work;

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

Certain raw materials necessary for the manufacture of our products, such as growth media, resins and filters, are available from a single supplier. We do not have agreements in place that guarantee our supply or the price of these raw materials. Any significant delay in the acquisition or decrease in the availability of these raw materials could considerably delay the manufacture of our product candidates, which could adversely impact the timing of any planned trials or the regulatory approval of that product candidate.

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

BMS has the exclusive right to manufacture FPA008. Under our FPA008 collaboration agreement with BMS, BMS will supply us with FPA008, at its cost and expense, for our use in our conduct of the current combination trial and our Phase 1/2 clinical trial of FPA008 in patients with PVNS and will supply us with FPA008 for our conduct of our independent development activities with respect to FPA008 in exchange for a service fee. In the past we have and we may in the future engage third parties for the manufacture of bulk drug substance and drug product for our products for our clinical trials.

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
•

the FDA may require the establishment or modification of a risk evaluation and mitigation strategy (REMS) or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us;

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

We and certain of our partners plan to develop companion diagnostics for our therapeutic product candidates. We expect that, at least in some cases, the FDA and comparable foreign regulatory authorities may require the development and regulatory approval of a companion diagnostic as a condition to approving our therapeutic product candidates. For example, we are initially seeking to develop FPA144 to treat a subset of gastric (stomach) cancer patients whose tumors have evidence of high levels of FGFR2b, as determined by an IHC diagnostic test.  We plan to develop a companion diagnostic with a third party collaborator to help us to more accurately identify patients within this subset, both during our clinical trials and in connection with the commercialization of FPA144.

We do not have experience or capabilities in developing or commercializing diagnostics and will be dependent in large part on the sustained cooperation and effort of third parties to perform these functions. We do not currently have any agreements in place with any third party to develop or commercialize companion diagnostics for any of our therapeutic product candidates, including FPA144.

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

If FPA008 were approved for the treatment of cancer or PVNS, it could face competition from products currently in development, including Roche’s emactuzumab (RO5509554, RG7155) anti-CSF1R antibody, Lilly’s IMC-CS4/LY3022855 anti-CSF1R antibody, Amgen’s AMG820 anti-CSF1R antibody, or Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 and PLX7486 small molecule tyrosine kinase inhibitors, with respect to immuno-oncology, and Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 and PLX7486 small molecule tyrosine kinase inhibitor or Novartis AG’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as FPA008.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel and docetaxel or CyramzaTM (ramucirumab), and from products currently in early development, including AstraZeneca plc’s AZD-4547, a pan-FGFR small molecule, and Bayer’s BAY1187982 an FGFR2 non-isoform specific antibody-drug conjugate (ADC), as well as antibodies that bind to PD-1, including BMS’s nivolumab (Opdivo®), Merck’s pembrolizumab (Keytruda®) and Merck Serono/Pfizer’s avelumab.

If FP-1039 were approved for the treatment of mesothelioma, it could face competition from currently approved and marketed products, such as cisplatin and pemetrexed, or products in development, such as Boehringer Ingelheim’s FGF/PDGF/VEGF receptor kinase inhibitor nintedanib (BIBF 1120), AstraZeneca’s anti-CTLA4 antibody (tremelimumab),  AstraZeneca’s anti-PD-L1 antibody (MEDI4736), or Merck’s anti-PD1 antibody pembrolizumab (Keytruda®).

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the beneficiaries by establishing Medicare Part D and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that Medicare will cover in any therapeutic class under the new Medicare Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products.

While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, a law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for reporting purposes. The legislation also expanded manufacturers’ rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B.  The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  The Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase.

Furthermore, as of 2011, the Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. On February 1, 2016, the Centers for Medicare and Medicaid Services, the federal agency that administers the Medicaid Drug Rebate Program, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act.  These regulations become effective on April 1, 2016.The Affordable Care Act appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs if we commercially sell any products that we may develop.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are experiencing significant growth in our operations as we expand the scope of our research and clinical activities, including our conduct of a Phase 1/2 clinical trial of FPA008 in PVNS, a Phase 1a/1b clinical trial of FPA008 in combination with Opdivo® in multiple cancers, a Phase 1 clinical trial of FPA144 in gastric cancer and our immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Risks Related to Our Dependence on Third Parties

Under the terms of our collaboration and license agreement with BMS, BMS has exclusive global rights for the development and commercialization of FPA008. BMS’s failure to timely develop and/or commercialize FPA008 would result in a material adverse effect on our business and operating results.

We granted BMS an exclusive global license to develop, subject to certain rights retained by us, and commercialize FPA008. Our development collaboration with BMS on FPA008 may not be scientifically, medically or commercially successful due to a number of important factors, including the following:

•	FPA008 may fail to demonstrate sufficient safety or efficacy in clinical trials to support regulatory approval;
•	BMS may be unable to manufacture sufficient quantities of FPA008 in a timely or cost-effective manner;
•	BMS may be unable to obtain regulatory approval to commercialize FPA008 even if clinical and preclinical testing is successful;
•	BMS may not be successful in obtaining sufficient reimbursement for FPA008; and
•	existing or future products or technologies developed by competitors may be safer, more effective or more conveniently delivered than FPA008.

In addition, we could be adversely affected by:

•	BMS’s failure to timely perform its obligations under our collaboration agreement;
•	BMS’s failure to timely or fully develop or effectively commercialize FPA008; or
•	a material contractual dispute between us and BMS.

Any of the foregoing could adversely impact the likelihood and timing of any milestone payments we are eligible to receive and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

BMS can terminate our collaboration agreement under certain conditions and without cause, and in some cases on short notice. BMS could also separately pursue alternative potentially competitive products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by FPA008.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. For example, on January 19, 2016, GSK informed us that the U.S. Attorney’s Office had arrested and charged certain individuals, including two former GSK employees, with theft of trade secrets from GSK, which theft included information related to FP-1039.  We are investigating this matter to obtain additional information regarding this matter and its impact on FP-1039.  However, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Risks Related to the Ownership of Our Common Stock

The market price of our stock may be volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $44.72 through March 10, 2016. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our or our partners’ growth rates relative to our competitors;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our product candidates or those of our competitors;
•	failure of our partners’ to effectively execute or changes in our partners’ strategies with respect to our products or collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	our dependence on third parties, including contract manufacturers, contract research organizations, and any partners we may engage to develop and provide us with companion diagnostic products;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry and market conditions.

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

As of December 31, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 36% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$28.47	$21.50
Second Quarter	26.00	19.07
Third Quarter	27.62	14.70
Fourth Quarter	45.72	14.73

	High	Low
Year Ended December 31, 2014
First Quarter	$23.33	$12.20
Second Quarter	20.40	11.90
Third Quarter	16.94	$10.50
Fourth Quarter	28.00	11.41

As of March 4, 2016, we had 27,807,756 shares of common stock outstanding held by approximately 42 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since September 18, 2013, which is the date our common stock first began trading on the NASDAQ Global Market, to three indices: the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the Russell 2000 Biotechnology Index. During 2014, Five Prime was included in the NASDAQ Biotechnology Index and therefore, beginning in 2014, we started comparing our stock performance with this index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	September 30, 2013	December 31, 2013	December 31, 2014	December 31, 2015
Five Prime (FPRX)	$100.00	$128.36	$206.42	$317.28
NASDAQ Composite Index (IXIC)	$100.00	$110.39	$125.17	$132.34
NASDAQ Biotechnology (NBI)	$100.00	$107.41	$144.04	$160.49
Russell 2000 Biotechnology (RGUSHSBT)	$100.00	$104.58	$130.96	$145.29

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

Shares of our common stock began trading on the NASDAQ Global Market on September 18, 2013. The shares were registered under the Securities Act on Registration Statements on Form S-1 (File No. 333-190194), which was declared effective by SEC on September 17, 2013, and Registration Statement on Form S-1 (File No. 333-191222). There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated September 18, 2013, filed with the SEC pursuant to Rule 424(b)(4) pursuant to the Securities Act of 1933, as amended. As of December 31, 2015, we have used all of the net offering proceeds received in our IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and our financial statements and the accompanying notes included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements appearing in this report. We have derived the statements of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Statement of Operations Data:
Collaboration revenue	$379,801	$19,231	$13,791	$9,983	$64,916
Operating expenses:
Research and development	70,197	43,173	32,785	28,778	34,039
General and administrative	22,631	13,632	10,427	9,009	11,216
Total operating expenses	92,828	56,805	43,212	37,787	45,255
Income (loss) from operations	286,973	(37,574)	(29,421)	(27,804)	19,661
Interest income	487	210	62	88	114
Other income (expense), net	(3)	(60)	487	121	(65)
Income (loss) before income taxes	287,457	(37,424)	(28,872)	(27,595)	19,710
Income tax provision	(37,810)	—	—	—	—
Net income (loss)	$249,647	$(37,424)	$(28,872)	$(27,595)	$19,710
Net income attributable to participating securities	—	—	—	-	18,823
Net income (loss) attributable to common stockholders	$249,647	$(37,424)	$(28,872)	$(27,595)	$887
Basic net income (loss) per share attributable to common stockholders (1)	$9.73	$(1.79)	$(5.23)	$(23.05)	$0.77
Diluted net income (loss) per share attributable to common stockholders (1)	$9.23	$(1.79)	$(5.23)	$(23.05)	$0.72
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share (1)	25,661	20,865	5,523	1,197	1,152
Weighted average shares of common stock outstanding used in computing diluted net income (loss) per share (1)	27,035	20,865	5,523	1,197	1,904

(1)

See Note 7 to our financial statements for an explanation of the method used to calculate basic and diluted net income (loss) per share of common stock and the weighted average number of shares used in computation of the per share amounts.

	As of December 31,
(in thousands)	2015	2014	2013	2011	2010
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$517,466	$149,054	$75,722	$38,015	$50,743
Working capital	448,913	131,443	63,835	26,017	39,950
Total assets	548,285	155,631	81,791	44,091	58,579
Preferred stock warrant liability	—	—	—	563	682
Convertible preferred stock	—	—	—	136,282	129,463
Total stockholders’ equity (deficit)	433,206	85,205	58,026	(115,878)	(90,106)

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. We currently have three product candidates in clinical development covering multiple potential indications. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are still needed. We have an emphasis in immuno-oncology, an area in which we have clinical and discovery programs and product and discovery collaborations. In addition, we plan to use companion diagnostics, where appropriate, for our clinical programs to allow us to select patients most likely to benefit from treatment and therefore accelerate clinical development and improve patient care. Our most advanced product candidates are identified below.

•

FPA008 is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we are studying in clinical trials as a monotherapy in pigmented villonodular synovitis, or PVNS, and in multiple cancers in combination with Bristol-Myers Squibb Company’s PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab).  In October 2015, we entered into a license and collaboration agreement, or the FPA008 collaboration agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which we granted BMS an exclusive worldwide license for the development and commercialization of FPA008.

•

FPA144 is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, that we are initially developing to treat patients with gastric (stomach) cancer and is in a Phase 1 clinical trial.

•

FP-1039/GSK3052230 is a fusion protein that “traps” and neutralizes cancer-promoting fibroblast growth factors, or FGFs, involved in cancer cell proliferation and new blood vessel formation, which is in Phase 1b clinical development to treat patients with malignant pleural mesothelioma.

We have a differentiated target discovery platform and library, which we believe encompasses substantially all of the body’s medically important targets for protein therapeutics. We have identified approximately 700 of these proteins, which we refer to as the immunome, that we believe modulate immune cell interactions and may be important in understanding and treating cancer patients using immuno-oncology therapeutics. Our target discovery platform and capabilities uniquely position us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and the focus of our research activities.  We are applying all aspects of our biologics discovery platform, including cell-based screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, in our immuno-oncology research program. We have identified several targets that we believe could be useful in immuno-oncology and are actively validating these and looking for additional targets. We have begun generating, and will continue to generate therapeutic proteins, including antibodies or ligand traps containing or directed to the targets we identify. We plan to advance selected candidates into pre-clinical development and eventually into clinical development, with a goal of adding at least one new molecule per year to our clinical pipeline beginning in 2017.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations and we expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our license and collaboration agreement for FPA008, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the years ended December 31, 2015 and 2014, we reported a net income of $249.6 million and a net loss of $37.4 million, respectively.

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

We have determined that some of our exclusive licenses lack standalone value apart from the related research and development services. In those circumstances, we recognize collaboration revenue from non-refundable exclusive license fees in the same manner as the undelivered item(s), which is generally the period over which we provide the research and development services. For circumstances in which upfront and license fees are contingently refundable, we defer the recognition of the upfront and license fees until such time that the consideration is considered to be fixed or determinable.

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

Restricted stock awards we grant to employees generally vest over one and a half to three years. We base stock-based compensation expense related to restricted stock awards on the closing market value of our common stock at the date of grant and recognize expense ratably over the requisite service period. We base expected forfeiture rates for restricted stock awards on historical data, and we adjust compensation expense for actual results.

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

•

The expected volatility of the underlying common stock, which in 2013 and prior years was estimated based on the average historical volatility of a peer group of comparable publicly traded life sciences and biotechnology companies over the expected term, as we did not have significant trading history for our common stock during those periods. We estimated volatility for options granted subsequent to 2013 based on the average of the historical volatility of our stock price and a peer group of public companies. We selected the peer group on the basis of operational and economic similarity with our business operations. We plan to continue to use the guideline peer group volatility information until historical volatility of our common stock is relevant to measure expected volatility for future option grants;

•	The assumed dividend yield, which is based on our expectation of not paying dividends for the foreseeable future;
•	The fair value of our common stock is determined on the date of grant, as described below.

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	5.5-6.1	5.3-6.7	5.0-6.1
Expected volatility	71.0-76.0%	85.0%	85.0%
Risk-free interest rate	1.4-1.9%	1.6-2.0%	0.8-2.0%
Expected dividend yield	0.0%	0.0%	0.0%

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

Stock options granted to individual service providers who are not employees or directors are accounted for at estimated fair value using the Black-Scholes option-pricing method and are subject to periodic remeasurement over the period during which the services are rendered.

For stock options granted subsequent to our September 2013 IPO, the exercise price equals the closing market price of the underlying common stock on the grant date.

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

New Accounting Standards

For a discussion of new accounting standards please read Note 2. Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Financial Overview

Collaboration Revenue

We have not generated any revenue from product sales. Our revenue to date has been derived from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners. We currently have an immuno-oncology research collaboration and FPA008 license and collaboration with BMS, a research collaboration in respiratory diseases and an FP-1039 product collaboration and license agreement with GSK, and a fibrosis and CNS research collaboration with UCB Pharma S.A., or UCB.  For additional information on these collaborations, please see the section entitled “Business – Collaborations” located elsewhere in this report.

Summary Revenue by Collaboration Partner

The following is a comparison of collaboration revenue for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Other License Revenue
FPA008 Collaboration	$350.0	$—	$—
bluebird bio License Agreement	1.5	—	—
R&D Funding
Respiratory Diseases Collaboration	4.0	3.7	2.9
Muscle Diseases Collaboration	—	0.8	2.8
FP-1039 Product Collaboration	0.1	0.1	0.1
Fibrosis and CNS Collaboration	0.9	0.3	0.2
Immuno-oncology Research Collaboration	2.5	2.5	—
FPA008 Collaboration	3.5	—	—
Other	—	0.1	0.2
Ratable Revenue Recognition
Respiratory Diseases Collaboration	2.7	2.7	2.6
Muscle Diseases Collaboration	—	0.9	2.5
Fibrosis and CNS Collaboration	3.0	2.9	2.0
Immuno-oncology Research Collaboration	4.5	3.5	—
FPA008 Collaboration	6.4	—	—
Milestone and Contingent Payments
Muscle Diseases Collaboration	—	1.7	0.5
Respiratory Diseases Collaboration	0.6	—	—
Fibrosis and CNS Collaboration	0.1	—	—
Total	$379.8	$19.2	$13.8

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations or any new collaborations we may enter into.

BMS License and Collaboration Agreement

In October 2015, we entered into the FPA008 collaboration agreement with BMS, pursuant to which we granted to BMS an exclusive, worldwide license to develop and commercialize certain CSF1R antibodies, including FPA008, and all modifications, derivatives, fragments or variants of such antibodies, each of which we refer to as a licensed antibody.  The FPA008 collaboration agreement superseded the clinical trial collaboration agreement that we entered into with BMS in November 2014, or the clinical trial collaboration agreement. We will continue to conduct the current Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo® (nivolumab) with FPA008 in multiple tumor types, or the current trial, that we commenced under the clinical trial collaboration agreement.  BMS will bear all costs and expenses relating to the current trial, including manufacturing costs for the supply of FPA008, except that we will be responsible for our own internal costs, including internal personnel costs.

Pursuant to the FPA008 collaboration agreement, BMS obtained license rights and paid us an upfront fee of $350.0 million which we fully recognized as revenue in the fourth quarter of 2015. We identified the license to BMS and the associated transfer of manufacturing and other know-how as substantive deliverables under this agreement. We fully delivered these deliverables as of December 31, 2015. Additionally, with respect to each licensed product, we will be eligible to receive up to (i) $505.0 million in specified developmental and regulatory milestone payments for all combination therapies of such licensed product with Opdivo®; (ii) $542.5 million in specified developmental and regulatory milestone payments for combination therapies of such licensed product with one or more of BMS’ or our proprietary products, at least one of which is not Opdivo®, in the field of oncology; and (iii) $340.0 million in specified developmental and regulatory milestone payments for therapeutic uses of such licensed product in PVNS and non-oncology indications.

BMS will also be obligated to pay us, with respect to each licensed product in each country, tiered percentage royalties ranging from the high teens to the low twenties, subject to reduction in certain circumstances, on worldwide net sales of such licensed product until the latest of (i) the expiration of certain patents covering such licensed product in such country, (ii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such licensed product expires in such country, (iii) the date of the first commercial sale in such country of a biosimilar product with respect to such licensed product or (iv) 12 years after the first commercial sale of such licensed product in such country.  Under the agreement, BMS will be obligated to pay us an additional low single-digit percentage royalty on net sales in the U.S. in the event we exercise our co-promotion option.  We cannot determine the date on which BMS’s potential royalty payment obligations to us would expire because BMS has not yet developed any licensed products under the agreement and therefore we cannot identify the date of the first commercial sale or any related patents covering or regulatory exclusivity periods with respect to such licensed product.

Under the terms of the clinical trial collaboration agreement, BMS paid us an upfront fee of $30.0 million in December 2014. At that time, the $30.0 million upfront fee was contingently refundable. Since the upfront fee was not considered to be fixed or determinable it was recorded as deferred revenue. Upon signing the FPA008 collaboration agreement, the $30.0 million upfront fee is no longer refundable.  Accordingly, we began recognizing revenue ratably, using a cumulative catch up method, over the estimated performance period through 2019. We recognized $6.4 million of revenue related to the $30.0 million one-time fee in 2015.  In total, we recognized $359.9 million of revenue under the FPA008 collaboration agreement in 2015. As of December 31, 2015, we had deferred revenue of $23.6 million related to the FPA008 collaboration agreement. We expect to recognize revenue of $5.9 million in 2016, 2017, 2018 and 2019, respectively.

BMS Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with BMS.

We received an upfront payment of $20.0 million in April 2014 in connection with our entry into the immuno-oncology research collaboration. Through December 31, 2015, we received $7.5 million of research funding and we are eligible to receive up to an additional $2.0 million of research funding under this collaboration through the remainder of the research term, which ends in March 2017, based on the research activities currently planned under the research plan.

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

In connection with the immuno-oncology research collaboration, BMS purchased 994,352 shares of our common stock at a price per share of $21.16, for an aggregate purchase price of $21.0 million. We determined that the purchase price of $21.16 per share exceeded the fair value of our common stock by $2.4 million and, therefore, recorded the $2.4 million as deferred revenue, which we will recognize in the same manner as the $20.0 million upfront payment and allocated to the deliverables under the collaboration.

During 2015, we recognized $7.0 million of revenue under the immuno-oncology research collaboration. As of December 31, 2015, we had deferred revenue relating to the immuno-oncology research collaboration of $16.8 million. We expect to recognize revenue of $6.5 million, $4.9 million, $4.5 million, and $0.9 million in 2016, 2017, 2018, and 2019, respectively.

GSK Respiratory Diseases Collaboration

In April 2012, we entered into a research collaboration and license agreement, referred to as the respiratory diseases collaboration, with GSK.

In April 2014, we amended our respiratory diseases collaboration to provide GSK with an option to elect to include additional screening assays under the research plan. The amendment allowed GSK to terminate any additional screening assay it elects under the research plan within six months of so electing, which termination right lapsed unexercised in October 2014. Concurrent with the amendment, GSK exercised its option and expanded the research plan to include two additional screening assays. In connection with GSK’s exercise of its option, we were entitled to receive up to $1.0 million in additional research funding in eight equal quarterly payments for each additional screening assay, for a total of up to $2.0 million in additional research funding for both additional screening assays, of which we received $2.0 million as of December 31, 2015.

In January 2016, we amended our respiratory diseases collaboration to extend the research term by three months to July 2016 to allow for the conduct of additional activities to validate protein targets we discovered in our screens and to increase the research funding that GSK is obligated to pay us under collaboration.

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

Through December 31, 2015, we received $12.8 million of research funding and we are eligible to receive up to an additional $0.7 million of research funding under this collaboration through the remainder of the research term, which ends in July 2016. We had deferred revenue of $1.7 million related to this agreement as of December 31, 2015, which we expect to recognize as revenue through the second quarter of 2016 as we complete our obligation to provide research services. We expect to receive $0.7 million in 2016 as we complete our obligation to provide research services. We received $0.6 million of target and selection fees during 2015.

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

FP-1039 License and Collaboration with GSK

In March 2011, we entered into a license and collaboration agreement with Human Genome Sciences, Inc., which was acquired by GSK, or the FP-1039 license.  In March 2016, GSK delivered to us written notice of termination of the FP-1039 license for convenience.  Pursuant to the terms of the FP-1039 license, termination of the FP-1039 license will become effective on September 5, 2016, which is 180 days after GSK’s notice of termination.

We received an upfront payment of $50.0 million from GSK in connection with our entry into the FP-1039 license.  In addition, GSK was obligated to pay us for the costs of all FP-1039 related research and development activities we elected to undertake on behalf of GSK. GSK paid us $3.5 million for our conduct of these activities through December 31, 2015.

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

In September 2014, GSK exercised its option under the muscle diseases collaboration to obtain an exclusive, worldwide license to an undisclosed muscle disease target that we identified using our proprietary target discovery platform and paid us $1.5 million fee. In addition, we are entitled to receive up to $122.5 million in milestone payments as well as royalties on net sales of products related to the target. The milestone payments consist of preclinical and development-related contingent payments of up to $28.5 million, regulatory-related contingent payments of up to $40.0 million and commercial-related contingent payments of up to $54.0 million. GSK is also obligated to pay us tiered low to mid-single digit royalties on global net sales for each product that incorporates or targets the protein.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, referred to as the fibrosis and CNS collaboration, for which we currently expect the research term to end in March 2016. Upon the completion of those research activities, UCB has up to a two-year evaluation period during which we may be obligated to perform additional services at the request of UCB.

At the inception of the fibrosis and CNS collaboration, UCB made an upfront payment to us of $6.0 million. Through December 31, 2015, we received $6.6 million for technology fees and $2.0 million of research funding from UCB. As of December 31, 2015, we have fully collected on the technology access fees and research funding under the fibrosis and CNS collaboration.

We are eligible to receive up to $92.2 million in potential evaluation and selection fees and contingent payments with respect to each protein target for which UCB elects to obtain an exclusive license, comprising aggregate target evaluation and selection fees of up to $0.4 million, preclinical and development-related contingent payments of up to $11.8 million, regulatory-related contingent payments of up to $20.0 million and commercial-related contingent payments of up to $60.0 million. UCB is also obligated to pay us tiered low- to mid-single digit royalties on global net sales for each product that incorporates or targets the protein. During 2015, we received $0.1 million in target evaluation and selection fees.

During 2015, we recognized $4.0 million of revenue under the fibrosis and CNS collaboration. As of December 31, 2015, we had deferred revenue of $6.7 million related to this agreement. We expect to recognize revenue of $3.0 million, $3.0 million, and $0.7 million in 2016, 2017, and 2018, respectively.

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

The following is a comparison of research and development expenses for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Development programs:
FPA008	$18.8	$8.3	$9.0
FPA144	7.8	11.6	5.3
FP-1039	0.2	0.5	0.9
Subtotal development programs	26.8	20.4	15.2
Preclinical programs	12.9	0.4	2.9
Discovery collaborations	17.9	13.8	10.3
Early research and discovery	12.6	8.6	4.4
Total research and development expenses	$70.2	$43.2	$32.8

We expect that most of the research and development expenses we incur will continue to relate to activities to support our FPA008 and FPA144 development programs and our immuno-oncology preclinical, research and discovery efforts. We expect our research and development expenses to increase as we advance our development programs further and advance additional drug candidates into clinical development, in particular as we increase the number and size of our clinical trials and as we expand our internal immuno-oncology discovery and research efforts. We expect that our FPA008 and FPA144 development-related expenses will increase at a faster rate than our other internal program research and development expenses as we advance FPA008 into a Phase 2 clinical trial in PVNS and a Phase 1b clinical trial in multiple cancers in the second half of 2016, and as we advance FPA144 into part 2 of the Phase 1 trial. We expect our preclinical programs expenses to continue to increase as we initiate additional therapeutic molecule campaigns and advance our preclinical programs toward and into IND-enabling studies.  We expect our discovery collaboration expenses to decline in 2016 as we complete the research obligations under our respiratory diseases collaboration with GSK and our fibrosis and CNS collaboration with UCB.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of the gain or loss on the disposal of property and equipment, if any.

Results of Operations

Comparison for the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
(in millions)	2015	2014
Collaboration revenue	$379.8	$19.2
Operating expenses:
Research and development	70.2	43.2
General and administrative	22.6	13.6
Total operating expenses	92.8	56.8
Interest income	0.5	0.2
Other (expense) income, net	—	(0.1)
Income before income tax	287.5	(37.4)
Provision for income tax	(37.8)	—
Net income (loss)	249.6	(37.4)

Collaboration Revenue

Collaboration revenue increased by $360.6 million, or 1,878.1%, to $379.8 million in 2015 from $19.2 million in 2014. This increase was primarily due to the $350.0 million upfront payment we received from BMS under our FPA008 collaboration with BMS that we entered into in October 2015, $6.4 million in ratable revenue recognized related to the $30.0 million upfront payment we received from BMS under our clinical trial collaboration with BMS that we entered into in November 2014, which was superseded by the FPA008 collaboration, $3.5 million in revenue for performing clinical trial activities under the FPA008 collaboration, $1.5 million in revenue recognized under our license agreement with bluebird that we entered into in May 2015, a $1.0 million increase in revenue recognized under our immuno-oncology research collaboration with BMS that we entered into in March 2014, a $0.9 million increase in revenue recognized under our respiratory diseases collaboration with GSK, and a $0.8 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB, which was offset primarily by a $3.4 million decrease in revenue from our muscle diseases collaboration with GSK, the research term of which ended in 2014.

Research and Development

Our research and development expenses increased by $27.0 million, or 62.5%, to $70.2 million in 2015 from $43.2 million in 2014. This increase was primarily due to a $10.5 million increase related to advancing our FPA008 program in PVNS and immuno-oncology, a $12.5 million increase in preclinical program expenses related to undertaking antibody campaigns, advancing our preclinical programs and incurring $8.0 million in expense related to obtaining a license to Inhibrix’s GITR antibodies, a $4.0 million increase in early research and discovery expenses related to expanding our immuno-oncology efforts and undertaking antibody campaigns, and a $4.1 million increase in our discovery collaboration costs due to our entry into the immuno-oncology research collaboration, which was offset by a decrease of $3.8 million in costs related to our FPA144 program, primarily due to preclinical and manufacturing costs incurred in 2014 to prepare for the Phase 1 clinical trial and a milestone payment we made to Galaxy Biotech in connection with the initiation of our Phase 1 clinical trial.

General and Administrative

Our general and administrative expenses increased by $9.0 million, or 66.2%, to $22.6 million in 2015 from $13.6 million in 2014, primarily due to a $5.6 million increase in cash and stock-based compensation costs, a $1.5 million increase in facilities costs due to leasing the remaining portion of our leased premises, and a $1.1 million increase in recruiting related to expansion of our operations.

Provision for Income Tax

Our provision for income tax increased to $37.8 million in 2015 from $0 in 2014, due to taxable income generated in 2015, which reflects an effective tax rate of 13.2% and 0% for 2015 and 2014, respectively. We determined that we incurred a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service in August 2015. Pursuant to regulations under Section 382, we will ratably allocate our 2015 taxable income between the pre-382 ownership change period and the post-382 ownership change period in 2015. The portion of 2015 taxable income allocated to the period from January to August 2015 (i.e. the pre-382 ownership change period) will not be subject to the limitations under Section 382 that were triggered in August 2015.  We recognized enough taxable income during 2015 that the amount allocated to the pre-382 ownership change period will exceed the net operating loss, or NOL, carryforwards that would otherwise be impaired by the August 2015 ownership change. Accordingly, we will utilize substantially all of our federal and state NOL and research credit carryforwards to reduce income tax in 2015.  If we experience tax losses in 2016 and 2017, we may be able to carryback those losses to 2015 and obtain a refund for taxes paid related to the 2015 tax year. Refer to Note 11, Income Taxes included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Comparison of the Years Ended December 31, 2014 and 2013

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

Other Income, Net

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

On November 21, 2014, we entered into the BMS clinical trial collaboration agreement.  Under the clinical trial collaboration agreement, BMS paid us an upfront payment of $30.0 million in December 2014.

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

On October 14, 2015, we entered into the FPA008 collaboration with BMS. Under the FPA008 collaboration agreement, BMS paid us an upfront payment of $350.0 million in December 2015.

As of December 31, 2015, we had $517.5 million in cash and cash equivalents and marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 12 months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of December 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by (used in) operating activities	$289.1	$15.3	$(25.3)
Net cash used in investing activities	(238.2)	(69.4)	(42.2)
Net cash provided by financing activities	83.8	61.2	64.3

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $289.1 million during the year ended December 31, 2015. Primarily due to the $350.0 million upfront payment from BMS for the FPA008 collaboration, we had net income of $249.6 million. Non-cash charges were $1.7 million for depreciation and amortization, $11.5 million for stock-based compensation expense, $2.0 million for amortization of premium on marketable securities, $3.1 million from excess tax benefits from employee equity incentive plans and $15.1 million in deferred income taxes. The net change in operating assets and liabilities was $36.2 million, which is primarily due to income tax payable.

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

Net Cash Used in Investing Activities

Net cash provided by or used in investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Net cash used in investing activities in 2015 and 2014 increased primarily due to purchases of marketable securities offset by the maturities of marketable securities. Purchases of property and equipment were $2.4 million, $1.6 million and $0.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $83.8 million during the year ended December 31, 2015, primarily related to the net proceeds of $78.7 million from our 2015 underwritten public offering. Additionally, we received $5.1 million from employee stock option exercises and stock purchases in 2015.

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

Net cash provided by financing activities was $64.3 million during the year ended December 31, 2013 primarily related to the net proceeds from our IPO of $63.8 million. Additionally, we received $0.4 million from employee stock option exercises in 2013.

Contractual Obligations and Contingent Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2015:

(in millions)		Less Than			More Than
Contractual Obligations	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating leases (1)	$6.9	$3.4	$3.5	$—	$—
Total obligations	$6.9	$3.4	$3.5	$—	$—

(1)

Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2015 for our facilities in South San Francisco, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

The contractual obligations table above does not include any potential future milestone payments to third parties as part of certain collaboration and in-licensing agreements, which could total up to $559.4 million, or any potential future royalty payments we may be required to make under our license agreements, including with:

•	Galaxy, under which we were granted an exclusive worldwide license for the development, manufacturing and commercialization of anti-FGFR2b antibodies;
•	The Regents of the University of California, under which we were granted an exclusive license under certain patent rights related to our FP-1039 program;
•

BioWa-Lonza, under which we were granted a non-exclusive license to use their Potelligent® CHOK1SV technology, including the CHOK1SV cell line, and a non-exclusive license to related know-how and patents; and

•

Inhibrx, under which we were granted an exclusive worldwide license to antibodies to glucocorticoid-induced tumor necrosis factor receptor, or GITR, for therapeutic and diagnostic uses, and an exclusive option to obtain exclusive, worldwide licenses to multi-specific antibodies developed by Inhibrx that bind to both GITR and other targets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of December 31, 2015 and 2014, we had cash and cash equivalents and marketable securities of $517.5 million and $149.1 million, respectively, consisting of bank deposits, interest-bearing money market accounts, U.S. Treasury and U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately five months and the longest maturity is nine months. Due to the short term duration and the lower risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, management, with the participation of our Disclosure Committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2015.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Five Prime Therapeutics, Inc.
(Registrant)
Date: March 11, 2016	/s/ Lewis T. Williams
Lewis T. Williams President and Chief Executive Officer (Principal Executive Officer)
Date: March 11, 2016	/s/ Marc L. Belsky
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

Signature	Title	Date

/s/ Lewis T. Williams, M.D., Ph.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2016
Lewis T. Williams, M.D., Ph.D.

/s/ Marc. L. Belsky	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016
Marc L. Belsky

/s/ Brian G. Atwood	Chairman of the Board	March 11, 2016
Brian G. Atwood

/s/ Franklin M. Berger	Director	March 11, 2016
Franklin M. Berger

/s/ Fred E. Cohen, M.D., D.Phil.	Director	March 11, 2016
Fred E. Cohen, M.D., D.Phil.

/s/ Kapil Dhingra, M.B.B.S.	Director	March 11, 2016
Kapil Dhingra, M.B.B.S.

/s/ R. Lee Douglas	Director	March 11, 2016
R. Lee Douglas

/s/ Sheila Gujrathi, M.D.	Director	March 11, 2016
Sheila Gujrathi, M.D.

/s/ Peder K. Jensen, M.D.	Director	March 11, 2016
Peder K. Jensen, M.D.

Signature	Title	Date

/s/ Aron Knickerbocker	Executive Vice President, Chief Business Officer and Director	March 11, 2016
Aron Knickerbocker

/s/ Mark McDade	Director	March 11, 2016
Mark McDade

/s/ William Ringo	Director	March 11, 2016
William Ringo

Five Prime Therapeutics, Inc.

Financial Statements

Years ended December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Five Prime Therapeutics, Inc.

We have audited the accompanying balance sheets of Five Prime Therapeutics, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

March 11, 2016

Five Prime Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$149,971	$15,267
Marketable securities	367,495	133,787
Receivable from collaborative partners	4,054	410
Prepaid and other current assets	6,761	1,794
Total current assets	528,281	151,258
Property and equipment, net	4,539	3,794
Deferred tax asset	15,071	—
Other long-term assets	394	579
Total assets	$548,285	$155,631

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,894	$1,096
Accrued personnel-related expenses	6,878	4,618
Other accrued liabilities	5,882	1,531
Deferred revenue, current portion	17,509	11,938
Deferred rent, current portion	768	632
Income tax payable, current portion	46,437	—
Total current liabilities	79,368	19,815
Deferred revenue, long-term portion	31,268	48,628
Deferred rent, long-term portion	865	1,514
Income tax payable, long-term portion	3,283	—
Other long-term liabilities	295	469
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 27,691,756 issued and 26,116,886 outstanding at December 31, 2015. 21,680,494 shares issued and outstanding at December 31, 2014	26	22
Additional paid-in capital	372,605	274,180
Accumulated other comprehensive income (loss)	(74)	1
Retained earnings (accumulated deficit)	60,649	(188,998)
Total stockholders’ equity	433,206	85,205
Total liabilities and stockholders’ equity	$548,285	$155,631

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Operations

(In thousands except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Collaboration revenue	$379,801	$19,231	$13,791
Operating expenses:
Research and development	70,197	43,173	32,785
General and administrative	22,631	13,632	10,427
Total operating expenses	92,828	56,805	43,212
Operating income (loss)	286,973	(37,574)	(29,421)
Interest income	487	210	62
Other (expense) income, net	(3)	(60)	487
Income (loss) before income tax	287,457	(37,424)	(28,872)
Provision for income tax	(37,810)	-	-
Net income (loss)	$249,647	$(37,424)	$(28,872)

Net income (loss) per share attributable to common stockholders:
Basic	$9.73	$(1.79)	$(5.23)
Diluted	$9.23	$(1.79)	$(5.23)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	25,661	20,865	5,523
Diluted	27,035	20,865	5,523

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$249,647	$(37,424)	$(28,872)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(75)	(2)	(4)
Comprehensive income (loss)	$249,572	$(37,426)	$(28,876)

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

						Accumulated	Retained	Total
	Convertible				Additional	Other	Earnings	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Comprehensive	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	(Deficit)
Balances at December 31, 2012	9,929,159	$136,282	1,225,989	$1	$6,816	$7	$(122,702)	$(115,878)
Conversion of preferred stock to common stock	(9,929,159)	(136,282)	9,929,159	10	136,272	—	—	136,282
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,520,000	6	63,843	—	—	63,849
Issuance of common stock under equity incentive plans and related excess tax benefits	—	—	162,610	—	440	—	—	440
Reclassification of warrant liability to additional paid-in capital upon conversion of warrant to purchase Series A convertible preferred stock to warrant to purchase common stock	—	—	—	—	6	—	—	6
Issuance of common stock upon automatic net exercise of warrant	—	—	4,376	—	57	—	—	57
Stock-based compensation expense related to employee and director option grants	—	—	—	—	2,067	—	—	2,067
Nonemployee stock-based compensation expense	—	—	—	—	79	—	—	79
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(28,872)	(28,872)
Balances at December 31, 2013	—	—	16,842,134	17	209,580	3	(151,574)	58,026
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	3,450,000	3	40,096	—	—	40,099
Issuance of common stock in connection with immuno-oncology research collaboration	—	—	994,352	1	18,628	—	—	18,629
Issuance of common stock under equity incentive plans	—	—	393,240	1	2,458	—	—	2,459
Issuance of common stock upon automatic net exercise of warrant	—	—	768	—	—	—	—	—
Stock-based compensation expense related to employee and director option grants	—	—	—	—	3,284	—	—	3,284
Nonemployee stock-based compensation expense	—	—	—	—	134	—	—	134
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(37,424)	(37,424)
Balances at December 31, 2014	—	—	21,680,494	22	274,180	1	(188,998)	85,205
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	3,829,994	3	78,690	—	—	78,693
Issuance of common stock under equity incentive plans and related excess tax benefits	—	—	606,398	1	8,268	—	—	8,269
Stock-based compensation expense related to employee and director option grants	—	—	—	—	11,201	—	—	11,201
Nonemployee stock-based compensation expense	—	—	—	—	266	—	—	266
Other comprehensive loss	—	—	—	—		(75)	—	(75)
Net income	—	—	—	—	—	—	249,647	249,647
Balances at December 31, 2015	—	$—	26,116,886	$26	$372,605	$(74)	$60,649	$433,206

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$249,647	$(37,424)	$(28,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,678	1,552	1,694
Loss on disposal of property and equipment	3	41	—
Stock-based compensation expense	11,467	3,418	2,146
Amortization of premium on marketable securities	2,025	1,491	432
Revaluation of preferred stock warrant liability	—	—	(500)
Excess tax benefits from employee equity incentive plans	3,122	—	—
Deferred income taxes	(15,071)	—	—
Changes in operating assets and liabilities:
Receivable from collaborative partners	(3,644)	(114)	101
Prepaid, other current assets, and other long-term assets	(4,782)	(579)	(981)
Accounts payable	798	701	(209)
Accrued personnel-related expenses	2,260	1,661	707
Deferred revenue	(11,789)	45,530	280
Deferred rent	(513)	(549)	247
Income tax payable	49,720	—	—
Other accrued liabilities and other long-term liabilities	4,177	(463)	(375)
Net cash provided by (used in) operating activities	289,098	15,265	(25,330)
Investing activities
Purchases of marketable securities	(458,058)	(158,674)	(79,776)
Maturities of marketable securities	222,250	90,955	38,403
Purchases of property and equipment	(2,426)	(1,643)	(807)
Net cash (used in) investing activities	(238,234)	(69,362)	(42,180)
Financing activities
Proceeds from issuances of common stock, net of issuance costs	78,693	58,728	63,849
Proceeds from issuances of common stock under equity incentive plans	5,147	2,459	440
Deferred offering costs	—	16	—
Payments under capital lease obligation	—	—	(9)
Net cash provided by financing activities	83,840	61,203	64,280
Net increase (decrease) in cash and cash equivalents	134,704	7,106	(3,230)
Cash and cash equivalents at beginning of year	15,267	8,161	11,391
Cash and cash equivalents at end of year	$149,971	$15,267	$8,161

Supplemental schedule of noncash financing activities
Accrued and deferred offering costs	$—	$144	$—

The accompanying notes are an integral part of these financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2015

1. Business

Five Prime Therapeutics, Inc. (we, us, our, or the Company) is a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics. Protein therapeutics are antibodies or drugs developed from extracellular proteins or protein fragments that block disease processes, including cancer and inflammatory diseases. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

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

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	December 31, 2015
		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$34,821	$34,821	$—	$—
U.S. Treasury securities	477,125	477,125	—	—
Total cash equivalents and marketable securities	$511,946	$511,946	$-	$—

	December 31, 2014
		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$9,996	$9,996	$—	$—
U.S. Treasury securities	130,786	130,786	—	—
U.S. government agency securities	3,001	—	3,001	—
Total cash equivalents and marketable securities	$143,783	$140,782	$3,001	$—

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment. We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. We recognize an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Through December 31, 2015, there have been no such impairment losses.

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

Stock-Based Compensation

We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including restricted stock and stock options. For restricted stock awards, or RSAs, stock-based compensation cost related to employees and directors is based on the closing market value of our common stock at the date of grant and is recognized as expense ratably over the requisite service period. For stock option awards, stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value-based measurement of the award estimated using the Black-Scholes option-pricing model, and is recognized as expense over the requisite service period on a straight-line basis. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that we expect to vest.

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

In November 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-17, Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated financial statements instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. We adopted ASU 2015-17 as of December 31, 2015, and therefore, all deferred tax liabilities and assets were classified as noncurrent.  No adjustments were needed for prior periods as there was a full valuation allowance on all deferred tax balances.

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-2 will have on our consolidated financial statements and related disclosures.

3. Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities at December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$34,821	$—	$—	$34,821
U.S. Treasury securities	477,239	13	(127)	477,125
	512,060	13	(127)	511,946
Less: cash equivalents	(144,470)	—	19	(144,451)
Total marketable securities	$367,590	$13	$(108)	$367,495

	December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$9,996	$—	$—	$9,996
U.S. Treasury securities	130,785	18	(17)	130,786
U.S. government agency securities	3,001	—	—	3,001
	143,782	18	(17)	143,783
Less: cash equivalents	(9,996)	—	—	(9,996)
Total marketable securities	$133,786	$18	$(17)	$133,787

As of December 31, 2015, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

		Estimated
	Amortized	Fair
	Cost	Value
Debt securities maturing:
In one year or less	$477,239	$477,125
Total marketable securities	$477,239	$477,125

Our cash equivalents and marketable securities have an average maturity of approximately five months and the longest maturity is nine months. We determined that the gross unrealized losses of $127,000 on our marketable securities as of December 31, 2015 were temporary in nature and related primarily to interest rate shifts rather than significant changes in the underlying credit quality of the securities that we hold. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at December 31, 2015. There were no sales of available-for-sale securities in any of the periods presented.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$1,399	$1,269
Furniture and fixtures	804	731
Laboratory equipment	11,887	9,978
Leasehold improvements	2,396	2,173
	16,486	14,151
Less: accumulated depreciation and amortization	(11,947)	(10,357)
Property and equipment, net	$4,539	$3,794

5. Preferred Stock and Common Stock Warrant

In June 2004, pursuant to the terms of an equipment loan and security agreement, we issued a fully exercisable warrant to the lender for the purchase of 2,304 shares of Series A convertible preferred stock at an exercise price of $12.30 per share. In connection with the completion of our IPO in September 2013, the warrant converted into a warrant to purchase 2,304 shares of common stock at $12.30 per share. We remeasured the fair value of these remaining warrants through the date of the conversion to a common stock warrant and we recorded a $3,000 loss related to the change in fair value as part of other income, net on our statement of operations and reclassified the fair value of $6,000 to permanent equity. The warrant was automatically net exercised for a total of 768 shares on January 26, 2014.

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

The initial number of shares of common stock available for issuance under the 2013 Plan was 3,500,000, which includes the 1,069,985 shares of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless our Board provides otherwise, beginning on January 1, 2014 and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of December 31, 2015, 1,809,372 shares of common stock were available for future issuance of options, restricted stock and other stock-based awards under the 2013 Plan.

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

RSAs may be granted for no consideration (other than par value of the shares of stock). The fair value of RSAs is based upon the closing price of our common stock on the date of grant. RSAs generally vest over one and a half to three years and are nontransferable until the awards vest.

In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 23, 2013. We initially reserved a total of 250,000 shares of common stock for issuance under the ESPP. Unless our Board provides otherwise, beginning on January 1, 2014 and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of December 31, 2015, 483,680 shares of common stock were available for issuance under the ESPP.

The following table summarizes option activity under our stock plans and related information:

	Options Outstanding
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intristic
	of Shares	Per Share	Terms	Value
			(in years)	(in thousands)
Balance at January 1, 2015	2,684,812	$7.85
Options granted	999,088	$22.07
Options exercised	(519,642)	$7.09
Options forfeited	(125,079)	$9.24
Options expired	(10,465)	$8.03
Balance at December 31, 2015	3,028,714	$12.62
Options exercisable at December 31, 2015	1,464,110	$7.52	5.90	$49,755
Options vested and expected to vest at December 31, 2015	2,874,728	$12.29	7.44	$83,983

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $14.18, $8.39 and $5.05 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $10.0 million, $4.2 million and $1.1 million, respectively.

We recorded stock-based compensation expense related to options granted to employees and directors of approximately $4.5 million, $2.9 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Stock-based compensation expense related to options granted to individual service providers who are not employees or directors was approximately $266,000, $134,000 and $79,000 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $15.1 million of total unrecognized compensation expense related to nonvested employee and director stock options that we expect to recognize over a weighted-average period of 3.1 years.

Restricted Stock Awards

RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are unforfeitable once fully vested. The fair value of RSAs was based upon the closing sales price of our common stock on the grant date. We have granted RSAs to certain employees beginning in 2013.

The following table summarizes the RSAs activity under our stock plans and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at January 1, 2015	24,000	$12.18
RSAs granted	1,589,940	$19.81
RSAs vested	(2,000)	$13.47
RSAs forfeited	(37,070)	$19.17
Unvested balance at December 31, 2015	1,574,870	$19.71

The total fair value on the date of vesting of RSAs vested in 2015, 2014 and 2013 was $42,020, $54,000, and $0. There were no RSAs granted prior to 2013.

As of December 31, 2015, there was $23.4 million of unrecognized compensation cost related to unvested RSAs, net of forfeitures, that we expect to recognize over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan

Under our ESPP, employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. We issued a total of 67,686 shares under the ESPP in 2015.

The compensation expense related to the ESPP was $455,000, $339,000 and $42,000 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $0.3 million of unrecognized compensation cost related to the ESPP, which we expect to recognize over 4.5 months.

Stock-Based Compensation

Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Research and development	$6,362	$1,761	$968
General and administrative	5,105	1,657	1,178
Total	$11,467	$3,418	$2,146

We estimated the fair value of each award using the Black-Scholes option-pricing model based on the date of grant of such award with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Expected term (years)	5.5-6.1	5.3-6.7	5.0-6.1	0.5	0.5	0.5
Expected volatility	71.0-76.0%	85.0%	85.0%	75.0-96.0%	49.0-83.0%	62.0%
Risk-free interest rate	1.4-1.9%	1.6-2.0%	0.8-2.0%	0.1-0.3%	0.1%	0.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The expected term of options granted represents the period of time that we expect options granted to remain outstanding, which we determined using the simplified method as we have insufficient historical information to provide a basis for estimate. The expected term of the ESPP rights is equal to the six-month look-back period. Volatility for options granted in 2013 is based on the average historical volatility of a peer group of public companies over the expected term.  Volatility for options granted subsequent to 2013 is based on the average of the historical volatility of our stock price and a peer group of public companies. We selected the peer group on the basis of operational and economic similarity with our principal business operations. Volatility for ESPP rights is equal to our historical volatility over the six-month look-back period. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve with a maturity equal to the expected term in effect at the time of grant. We have not paid, and do not anticipate paying, cash dividends on our shares of common stock; therefore, the expected dividend yield is zero.

Convertible Preferred Stock

In connection with the completion of our IPO in September 2013, all outstanding shares of convertible preferred stock converted into 9,929,159 shares of common stock.

7. Earnings per Share

The computation of basic income (loss) per share is based on the weighted-average number of our common shares outstanding. The computation of diluted income (loss) per share is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under our equity incentive plans, determined using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$249,647	$(37,424)	$(28,872)

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	25,661	20,865	5,523
Effect of dilutive securities:
Equity incentive plans	1,374	—	—
Denominator for diluted income (loss) per share	27,035	20,865	5,523

Income (loss) per share - Basic	$9.73	$(1.79)	$(5.23)
Income (loss) per share - Diluted	$9.23	$(1.79)	$(5.23)

We did not include potentially dilutive securities that would have an antidilutive effect.  In 2014 and 2013, this consisted of all stock options to purchase common stock, RSAs, preferred stock warrants, common stock warrants and convertible preferred stock. The convertible preferred stock contained certain participation rights. In 2015, the potentially dilutive securities consisted of certain stock options to purchase common stock and RSAs.

We excluded the following securities (in thousands) from the calculation of diluted net income (loss) per share as the effect would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
Convertible preferred stock	—	—	7,209
Options to purchase common stock and RSAs	195	2,388	2,338
Warrants to purchase convertible preferred stock	—	—	61
Warrants to purchase common stock	—	—	1
	195	2,388	9,609

8. Employee Benefit Plans

We sponsor a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. We pay the administrative costs for the plan.

Effective January 1, 2015, we elected to match employee contributions to the 401(k) plan, or the Company Match, as permitted by the plan. During 2015, our 401(k) plan made matching contributions on June 15 and December 15 in an amount equal to 50% of the amount contributed by the employee up to an annual maximum Company Match per employee equal to the lesser of (i) 4% of such employee’s compensation, or (ii) $6,000. During 2015, we delivered the Company Match through the issuance of shares of our common stock. We delivered 17,803 shares of our common stock as the Company Match in 2015 and recorded 401(k) plan Company Match expense of $477,000 for the year ended December 31, 2015.

9. Collaborative Research and Development Agreements

Bristol-Myers Squibb Company

License and Collaboration Agreement

On October 14, 2015, we entered into a license and collaboration agreement, or the FPA008 collaboration agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which we granted BMS exclusive global rights to develop and commercialize certain colony stimulating factor-1 receptor (CSF1R) antibodies, including our monoclonal CSF1R inhibiting antibody that we refer to as FPA008, and all modifications, derivatives, fragments, or variants of such antibodies, each of which we refer to as a licensed antibody.  Under the terms of the FPA008 collaboration agreement, BMS will be responsible, at its expense, for developing products containing licensed antibodies, each of which we refer to as a licensed product, under a development plan, subject to our option, at our own expense, to conduct certain future studies, including registration-enabling studies to support approval of FPA008 in pigmented villonodular synovitis, or PVNS, and in combination with our proprietary internal or in-licensed compounds, including in oncology.  BMS will be responsible for manufacturing and commercializing each licensed product and we will retain rights to a U.S. co-promotion option.  This supersedes the clinical trial collaboration agreement we entered into with BMS in November 2014.

We will continue to conduct the current Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo® (nivolumab), BMS’s programmed-death 1 (PD-1) immune checkpoint inhibitor, with FPA008 in multiple tumor types, which we are currently conducting under the clinical trial collaboration agreement, effective November 21, 2014, between us and BMS.  BMS will bear all costs and expenses relating to this trial, including manufacturing costs for the supply of FPA008, except that we will be responsible for our own internal costs, including internal personnel costs. We received $0.2 million of research funding in 2015 related to the research we performed under the FPA008 collaboration agreement. As of December 31, 2015, the receivable from BMS under the agreement was $3.4 million.

Pursuant to the FPA008 collaboration agreement, BMS made an upfront payment of $350.0 million to us in December 2015. We applied the FASB Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the FPA008 collaboration agreement. We identified the license to BMS and the associated transfer of manufacturing and other know-how as substantive deliverables under this agreement. Since all of the deliverables were fully delivered by December 31, 2015, the $350.0 million upfront license fee associated with the deliverables was entirely recognized as revenue in 2015.

Additionally, we will be eligible to receive up to $1.05 billion in development and regulatory milestone payments per anti-CSF1R product for oncology indications and up to $340 million in development and regulatory milestone payments per anti-CSF1R product for non-oncology indications, as well as royalties ranging from the high teens to the low twenties, such royalties to be enhanced in the U.S. in the event that we exercise our co-promotion option. We determined that these contingent payments will not be accounted for under the milestone method of revenue recognition as the events that trigger these payments under the agreement with BMS do not meet the definition of a milestone under ASU 2010-17, Milestone Method of Revenue Recognition, because the achievement of these milestones is solely dependent on BMS’s performance. Revenue from these contingent payments will be recognized if and when such payments become due, subject to satisfaction of all the criteria necessary to recognize revenue at that time, because we do not have any outstanding performance obligations under this arrangement. For the year ended December 31, 2015, we did not recognize any revenue for development and regulatory milestone payments.

Under the superseded clinical trial collaboration agreement, BMS paid us an upfront fee of $30.0 million in December 2014. Initially, the $30.0 million upfront fee was contingently refundable if certain change of control events occurred prior to a specified date. The upfront fee was not considered to be fixed or determinable as of December 31, 2014 and was recorded as deferred revenue as of December 31, 2014. Under the FPA008 collaboration agreement, the $30.0 million upfront fee under the clinical trial collaboration is no longer contingently refundable. Therefore, upon execution of the FPA008 collaboration agreement, the upfront fee became fixed or determinable and we started recognizing revenue ratably, using a cumulative catch up method, over the estimated performance period ending in 2019. We will periodically evaluate the estimated performance period based on the progress made under the collaboration. During 2015, we recognized $6.4 million of revenue relating to the upfront fee.

For the year ended December 31, 2015 and 2014, we recognized $359.9 million and $0 million of revenue under the collaboration, respectively. As of December 31, 2015 and 2014, we had deferred revenue relating to the collaboration of $23.6 million and $30.0 million, respectively.

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, referred to as the immuno-oncology research collaboration, with BMS, to carry out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the immuno-oncology collaboration, we granted BMS an exclusive, worldwide license to research, develop and commercialize products directed towards certain targets in the checkpoint pathways. BMS will have an option to take exclusive licenses to additional targets we may identify in these checkpoint pathways during the course of the immuno-oncology research collaboration.

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

We applied the FASB Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the immuno-oncology collaboration. In accordance with this guidance, we concluded that we should account for the immuno-oncology research collaboration as a single unit of accounting because the intellectual property delivered to BMS was not considered to have stand-alone value and recognize the immuno-oncology research collaboration consideration in the same manner as the final deliverable, which is research service. The $20.0 million upfront payment was recorded as deferred revenue and is being recognized over the five-year research period under the collaboration. In addition, BMS agreed to pay us $9.5 million of research funding over the initial three-year research program term. We received $4.1 million and $3.4 million of research funding in 2015 and 2014, respectively, related to research we performed under the immuno-oncology research collaboration.

We are eligible to receive certain contingent payments with respect to each target subject to the immuno-oncology research collaboration and royalties on sales of products related to such targets, if any.

In accordance with ASU No. 2010-17 we determined that the remaining contingent payments under the immuno-oncology research collaboration do not constitute milestone payments and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments under the collaboration do not meet the definition of a milestone under ASU 2010-17 because the achievement of these events solely depends on BMS’s performance. Any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to the collaboration. If we have no remaining performance obligations under the immuno-oncology research collaboration at the time the contingent payment is triggered, we would recognize the contingent payment as revenue in full upon the triggering event.

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

For the year ended December 31, 2015 and 2014, we recognized $7.0 million and $6.0 million of revenue under the immuno-oncology research collaboration, respectively. As of December 31, 2015 and 2014, we had deferred revenue relating to the immuno-oncology research collaboration of $16.8 and $19.7 million, respectively.

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

GlaxoSmithKline LLC

Respiratory Diseases Collaboration

In April 2012, we entered into research collaboration and license agreement, referred to as the respiratory diseases collaboration, with GlaxoSmithKline LLC, or GSK, to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease, or COPD, function with a particular focus on identifying novel protein therapeutics and antibody targets. We conducted six customized cell-based screens of our protein library under this agreement.  Under the terms of the agreement, GSK paid us an upfront technology access payment of $7.5 million in April 2012.

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

In April 2014, we amended the agreement with GSK. Pursuant to the original agreement, GSK has an option to elect to include additional screening assays under the research plan. The amendment allowed GSK to terminate any additional screening assay it elects under the research plan within six months of so electing, which termination right lapsed unexercised in October 2014. Concurrent with the amendment, GSK exercised its option and expanded the research plan to include two additional screening assays. In connection with GSK’s exercise of its option, we were entitled to receive up to $1.0 million in additional research funding in eight equal quarterly payments for each additional screening assay, for a total of up to $2.0 million in additional research funding for both additional screening assays, of which we have received $2.0 million as of December 31, 2015.

In January 2016, we amended our respiratory diseases collaboration to extend the research term by three months to July 2016 to allow for the conduct of additional activities to validate protein targets we discovered in our screens and to increase the research funding by $0.7 million that GSK is obligated to pay us under our collaboration.

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

In the years ended December 31, 2015, 2014 and 2013, we received $3.9 million, $3.9 million and $3.4 million, respectively, of research funding and milestones related to all research being performed under the respiratory diseases collaboration. Total revenue recognized under this arrangement was $7.3 million, $6.4 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, we had deferred revenue relating to this collaboration agreement of $1.7 million and $4.3 million, respectively. Additionally, GSK is obligated to reimburse us for certain specialized research and development costs associated with the screens under the agreement. As of December 31, 2015 and 2014, the receivable from GSK under the agreement related to such costs was $0.3 million.

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

FP-1039 License and Collaboration

In March 2011, we entered into a license and collaboration agreement with Human Genome Sciences, Inc., or HGS, which was acquired by GSK in 2012, or the FP-1039 license. Pursuant to the agreement we granted GSK an exclusive license to develop and commercialize our FP-1039 product and other FGFR1 fusion proteins in the United States, the European Union and Canada. Under the terms of the agreement, GSK paid us an upfront license fee of $50.0 million. We received full payment of the $50.0 million upfront license fee in March 2011.

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

Additionally, GSK is obligated to reimburse us for all future research and development costs associated with FP-1039 incurred by us in the conduct of research and development activities on behalf of GSK. At the time we entered into the FP-1039 license, we agreed to perform services for the conduct of the then-concluding Phase 1 clinical trial. We also elected to conduct a Phase 2 clinical trial of FP-1039 in endometrial cancer for which we were reimbursed by GSK. The Phase 2 clinical trial was terminated in January 2012 and we are no longer conducting any activities with respect to this trial. Additionally, GSK is obligated to pay us for the costs of other FP-1039 related research and development activities we elect to undertake on behalf of GSK. Revenue from GSK related to these development costs associated with FP-1039 is recognized as we incur these costs. For each of years ended December 31, 2015, 2014 and 2013, we recognized $0.1 million in revenue from GSK related to development costs associated with FP-1039.

In March 2016, GSK delivered to us written notice of termination of the FP-1039 license for convenience.  Pursuant to the terms of the FP-1039 license, termination of the FP-1039 license will become effective on September 5, 2016, which is 180 days after GSK’s notice of termination.  Pursuant to the terms of the FP-1039 license, GSK will continue to conduct and fund the Phase 1b clinical trial that GSK is currently conducting until September 5, 2016.  At our election, GSK will either: (A)  transfer the conduct of the Phase 1b clinical trial to us, provided that GSK would continue to bear all costs and expenses incurred in connection with the conduct of the Phase 1b clinical trial until the earlier of the completion of the trial or March 4, 2017, which is 180 days after the effective date of the termination of the FP-1039 license; or (B) orderly wind down the conduct of the Phase 1b clinical trial at GSK’s expense.

Muscle Diseases Collaboration

In July 2010, we entered into a research collaboration and license agreement, or the muscle diseases collaboration with GSK, to identify potential drug targets and drug candidates to treat skeletal muscle diseases. Under the terms of the agreement, we received an upfront technology access payment of $7.0 million in August 2010. The $7.0 million upfront technology access payment was recorded as deferred revenue, which we initially began recognizing over the initial three-year research period under the agreement. We fully recognized the deferred revenue related to this agreement in 2014 as we completed our obligation to provide research services.

In May 2011, we amended the agreement to expand the research plan in scope and duration to include an additional cell-based screen and an in vivo screen using our RIPPS technology. Under the amendment, GSK agreed to provide an additional $6.3 million of research funding over a three-year research program term beginning on the date of the expansion. We received $0, $0 million and $1.5 million of research funding in the years ended December 31, 2015, 2014 and 2013, respectively, related to research we performed under the muscle diseases collaboration. Due to the amendment, in May 2011 we revised our estimate of our substantive performance period under this collaboration to extend through the end of this additional research term and began recognizing the remaining unamortized portion of the upfront payment over this revised period into May 2014. We fully recognized the deferred revenue related to this agreement in 2014 as we completed our obligation to provide research services in May 2014.

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

In October 2013, GSK exercised its right to reserve for further evaluation several protein therapeutic targets for muscle diseases that we discovered pursuant to this agreement with GSK. In connection with reserving these targets for further evaluation, GSK paid us a selection fee of $0.3 million in 2013. In September, 2014, GSK exercised its option to license an undisclosed muscle disease target that we identified. We granted GSK an exclusive, worldwide license to products containing or directed to the target. We received a payment of $1.5 million in connection with the option exercise

Total revenue recognized under this arrangement was $0, $3.4 million and $5.8 million for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2014, the deferred revenue related to this agreement had been fully recognized as we completed our obligation to provide research services.

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

UCB Pharma S.A.

In March 2013, we and UCB Pharma, S.A., or UCB, entered into a research collaboration and license agreement to identify potential biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system disorders. We conducted five customized cell-based and in vivo screens of our protein library under this agreement. We currently expect to complete our initial research activities under this agreement by March 2016. Upon the completion of those research activities, UCB has up to a two-year evaluation period during which we may be obligated to perform additional services at the request of UCB.

We applied ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for this agreement. In accordance with this guidance, we concluded that we should account for the arrangement as a single unit of accounting and recognize the arrangement consideration in the same manner as the final deliverable, which is research service.

Under the terms of the agreement, UCB paid us an upfront payment of $6.0 million in March 2013. In addition, UCB agreed to pay us a $6.6 million technology fee, of which we received $2.2 million in each of the years 2015, 2014 and 2013. UCB also agreed to pay us $2.0 million of research funding during the second and the third years of the research program term, of which we received $1.0 million in each of 2015 and 2014. We recorded the $6.0 million upfront payment, $6.6 million technology access payment and $2.0 million of research funding as deferred revenue, which we will recognize over the initial five-year research period under the agreement.

We are eligible to receive certain evaluation and selection fees and contingent payments with respect to each protein target that UCB elects to obtain an exclusive license, and royalties on the sales of products related to such targets, if any.

We are eligible to receive up to $0.4 million of target evaluation and selection fees with respect to each target we offer to UCB in the collaboration. Substantive uncertainty exists at the inception of the agreement as to whether any of these fees will be received because of the numerous variables that may affect our ability to identify targets that UCB would be interested in further evaluating or with respect to which UCB would develop products. In accordance with ASU No. 2010-17, we concluded that these fees under the agreement with UCB are substantive and will be accounted for under the milestone method of revenue recognition. During 2015, we received $0.1 million in target evaluation and selection fees.

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

For the years ended December 31, 2015, 2014 and 2013, we recognized $4.0 million, $3.2 million and $2.2 million of revenue, respectively, under this arrangement. As of December 31, 2015 and 2014, we have deferred revenue relating to this collaboration agreement of $6.7 million and $6.5 million, respectively. Additionally, UCB is obligated to reimburse us for certain specialized research and development costs associated with the screens under the agreement. As of December 31, 2015 and 2014, the receivable from UCB under the agreement related to such costs was $0.3 million and $0.1 million, respectively.

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

10. Acquired Technologies

Galaxy Biotech, LLC

In December 2011, we entered into an exclusive license agreement with Galaxy Biotech, LLC, or Galaxy, for the development, manufacturing, and commercialization of certain anti-FGFR2b (fibroblast growth factor receptor 2) monoclonal antibodies. Under the terms of the agreement, we agreed to pay Galaxy an upfront license payment of $3.0 million. The upfront payment was paid in two equal installments in January 2012 and July 2012. As we had full access to the technology and materials upon execution of the agreement, the lead compound is in an early stage of development, and the underlying technology has no alternative future uses, the entire upfront payment was recorded to research and development expenses in our statement of operations for the year ended December 31, 2011. We are also required to make additional payments based upon the achievement of certain intellectual property, development, regulatory, and commercial milestones, as well as royalties on future net sales of products resulting from development of this purchased technology, if any. We made milestone payments to Galaxy totaling $2.6 million in 2014. No milestone payment was made during 2015 or prior to 2014.

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

Pursuant to the agreement, we paid Inhibrx an upfront fee of $10.0 million for the license and for services to be provided by Inhibrx related to a research cell bank in July 2015. Additionally, with respect to each licensed therapeutic product, we will be obligated to pay up to $62.5 million in specified development milestone payments and (i) if such licensed therapeutic product does not receive a Breakthrough Therapy Designation from the U.S. Food and Drug Administration, or FDA, up to $280.0 million in specified regulatory and commercial milestone payments, or (ii) if such licensed therapeutic product receives a Breakthrough Therapy Designation from the FDA, up to $380.0 million in specified regulatory and commercial milestone payments. Inhibrx is also eligible for low double-digit tiered royalties on future product sales. We may pay all or a portion of milestone payments for development and regulatory events in shares of our common stock, subject to certain limitations and conditions. We would be obligated to register for resale under the Securities Act of 1933, as amended, or the Securities Act, any such shares of our common stock.

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

In accordance with the ASC 730, Research and Development Costs, we concluded that we should defer and capitalize the $2.0 million that we determined to be related to the prepayment for the research cell bank services over the performance period, which is expected to be through the end of the first quarter of 2016.  During 2015, we recognized $1.0 million of expense related to the research cell bank services.  As of December 31, 2015, we have deferred expense relating to the prepayment for the research cell bank services of $1.0 million.

11. Income Taxes

We have recorded an income tax expense of $37.8 million as of December 31, 2015.  There was no income tax expense recorded for the years ended December 31, 2014 and 2013 as a result of the loss incurred in those years.

The components of our income tax expense were as follows:

	Year Ended December 31,
	2015	2014	2013
Current tax expense
Federal	$47,369	$—	$—
State	5,473	—	—
Total current expense	52,842	—	—

Deferred tax benefit
Federal	(15,032)	—	—
State	-	—	—
Total deferred tax benefit	(15,032)	—	—

Total tax expense	$37,810	$—	$—

A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	$100,610	$(13,098)	$(10,105)
State statutory income tax rate	3,558	—	—
Nondeductible stock compensation	437	(501)	455
Nontaxable equity premiums	(443)	(504)	(532)
Deferred tax assets (utilized) not benefitted	(62,705)	14,075	10,338
Research and development credit	(3,846)	—	—
Other permanent items	199	28	(156)
Income tax expense	$37,810	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	As of December 31,
	2015	2014
Net operating loss carryforwards	$941	$73,722
Research and development credit	819	8,685
Deferred revenue	16,697	2,554
Stock based compensation	4,542	1,384
Capitalized license and depreciation basis differences	3,685	696
Reserves and accruals	3,960	2,599
Total deferred tax assets	30,644	89,640
Less: valuation allowance	(15,573)	(89,640)
Net deferred tax assets	$15,071	$—

As a result of the taxable income generated at December 31, 2015, we utilized all of our available federal and state net operating loss carryforwards and substantially all of our federal and state research credits after consideration of any limitations that may result by Internal Revenue Code Section 382 and related state statutes.  The ending 2015 deferred tax assets are principally comprised of the federal and state tax effect of temporary differences and state research credits. Our valuation allowance decreased by approximately $74.1 million during 2015 and increased by $17.6 million during 2014. A $15.6 million valuation allowance was maintained against our state deferred tax assets due to the uncertainty surrounding the realization of such assets in the future. On a periodic basis we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. At such time that it is determined that it is more likely than not that the deferred tax assets are realizable or not realizable, the valuation allowance will be adjusted accordingly. The remaining net deferred tax assets of $15.1 million was recognized based on our review of the reversal pattern of these deferred tax assets that may result in a future recovery of taxes paid in the current year.

At December 31, 2015, we had approximately $0.9 million and $59,000 of federal and state tax credits available to offset future federal and state tax. The federal research credits expire beginning in 2024. The state research and development tax credits can be carried forward indefinitely. The remaining federal and state credit carryforwards are subject to an annual Section 382 limitation that restricts the amount that can be utilized in any tax year in the future.

We had $3.4 million, $2.2 million and $1.8 million of unrecognized tax benefits as of December 31, 2015, 2014 and 2013, respectively.  The unrecognized tax benefits are primarily research tax credits for all years. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. As of December 31, 2015, approximately $345,000 of the ending uncertain tax balance is expected to decrease in the next 12 months due to an expiration of the statute of limitation that will impact our effected tax rate.  As of December 31, 2015 and 2014, we had no accrued interest or penalties related to income taxes, and no such interest and penalties have been incurred through December 31, 2015. A reconciliation of our unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013, is as follows (in thousands):

Unrecognized
Income Tax
Benefits
Balance as of December 31, 2012	$1,535
Additions for current year tax positions	27
Additions for current year tax positions	219
Balance as of December 31, 2013	1,781
Additions for prior year tax positions	11
Additions for current year tax positions	445
Balance as of December 31, 2014	2,237
Additions for prior year tax positions	615
Additions for current year tax positions	580
Balance as of December 31, 2015	$3,432

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from inception in 2001 forward remain open to examination due to the carryover of unused net operating losses and tax credits. We have no ongoing tax examinations by tax authorities at this time.

12. Commitments and Contingencies

Operating Leases

In March 2010, we entered into office and laboratory facility lease agreements, which we refer to collectively as the lease, for a facility located in South San Francisco, California. The lease enables us to utilize the facility through December 31, 2017, with an option to extend the term for an additional three years. In November 2014, we entered into an amendment to the lease, which we refer to as the lease amendment, to amend certain terms of the lease and to increase the amount of space leased. The lease amendment was effective as of March 1, 2015 and will expire on December 31, 2017, which is coterminous with the expiration of the lease. In addition, the amendment contains a $0.2 million one-time improvement allowance for costs of leasehold improvements from the landlord. The lease and the lease amendment require us to pay rent as well as additional amounts for operating expenses and maintenance.

The minimum annual rent under the lease is subject to increases based on stated rental adjustment terms. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Deferred rent totaled $1.6 million and $2.1 million at December 31, 2015 and 2014, respectively. In addition, the lease contains a $1.9 million incentive in the form of reimbursement or payments from the landlord for a portion of the costs of leasehold improvements we make to the facility. We made these improvements and received the benefit of the $1.9 million incentive as of 2015. The assets purchased with the incentive are included in property and equipment, net in the accompanying balance sheets as of December 31, 2015 and 2014, respectively. The incentive is being recognized as a reduction of rental expense on a straight-line basis over the term of the underlying leases. The unamortized leasehold improvement incentive totaled $0.6 million and $0.7 million as of December 31, 2015 and 2014, respectively, of which $0.3 million and $0.5 million is included in other long-term liabilities in the accompanying balance sheets as of December 31, 2015 and 2014, respectively.

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $2.3 million, $1.9 million, and $1.9 million, respectively. The estimated future minimum commitments under our lease are as follows (in thousands):

Year ending December 31:
2016	$3,363
2017	3,461
Total estimated minimum payments	$6,824

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

13. Selected Quarterly Financial Information (Unaudited)

The following amounts are in thousands, except per share amounts:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2015	2015	2015	2015
	(Unaudited)

Revenue	$4,287	$6,315	$5,858	$363,341	(1)
Net income (loss)	(11,036)	(11,474)	(23,971)	296,128
Basic net income (loss) per share	(0.44)	(0.45)	(0.93)	11.37
Diluted net income (loss) per share	(0.44)	(0.45)	(0.93)	10.63

(1)	Includes the $350.0 million upfront license fee from the BMS FPA008 collaboration agreement. See Note 9.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2014	2014	2014	2014
	(Unaudited)

Revenue	$3,546	$4,981	$6,059	$4,645
Net loss	(8,644)	(9,866)	(7,088)	(11,826)
Basic and diluted net loss per share	(0.46)	(0.46)	(0.33)	(0.55)

Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted net income (loss) per share amounts.

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

10.14+

Offer Letter Agreement by and between the company and Francis W. Sarena, dated as of December 2, 2010 (incorporated herein by reference to Exhibit 10.10 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on July 26, 2013).

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

10.18*+	Executive Transition and Severance Benefits Agreement by and between the company and Julie Hambleton, dated as of January 19, 2016.
10.19+

Executive Severance Benefits Agreement by and between the company and Marc L. Belsky, dated as of December 30, 2009 (incorporated herein by reference to Exhibit 10.17 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.20+

Executive Severance Benefits Agreement by and between the company and Francis W. Sarena, dated as of February 18, 2011 (incorporated herein by reference to Exhibit 10.14 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.21+

Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Francis W. Sarena, effective May 8, 2013 (incorporated herein by reference to Exhibit 10.15 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.22+

Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Marc L. Belsky, effective January 16, 2014 (incorporated herein by reference to Exhibit 10.18 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.23+	Form of Retention Award Agreement (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on May 4, 2015).
10.24+

Stock Option Grant Notice by and between the company and Aron M. Knickerbocker, dated as of December 16, 2009 (incorporated herein by reference to Exhibit 10.28 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.25+

Amendment to Stock Option by and between the company and Aron M. Knickerbocker, dated as of March 15, 2011 (incorporated herein by reference to Exhibit 10.29 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.26+

Form of Indemnification Agreement by and between the company and each of its directors and officers (incorporated herein by reference to Exhibit 10.16 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.27

Lease by and between the company and Britannia Biotech Gateway Limited Partnership, dated as of March 22, 2010 (incorporated herein by reference to Exhibit 10.26 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.28

First Amendment to Lease by and between the company and Britannia Biotech Gateway Limited Partnership, dated as of November 13, 2014 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on November 14, 2014).

10.29

Sublease by and between the company and AMGEN SF, LLC, dated as of March 22, 2010 (incorporated herein by reference to Exhibit 10.27 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.30†

Research Collaboration and License Agreement by and between the company and UCB Pharma S.A., dated as of March 14, 2013 (incorporated herein by reference to Exhibit 10.17 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.31†

Amendment No. 1 to the Research Collaboration and License Agreement by and between the company and UCB Pharma S.A., dated as of June 5, 2014 (incorporated herein by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on August 7, 2014).

Exhibit No.	Description
10.32††*	Amendment No. 2 to the Research Collaboration and License Agreement by and between the company and UCB Pharma S.A., dated as of July 27, 2015.
10.33†

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

10.36†

Amendment No. 2 to the Respiratory Diseases Research Collaboration and License Agreement by and between the company and Glaxo Group Limited, dated as of April 9, 2014 (incorporated herein by reference to Exhibit 10.1 to the company’s to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on August 7, 2014).

10.37*††	Amendment No. 3 to the Respiratory Diseases Research Collaboration and License Agreement by and between the company and Glaxo Group Limited, dated as of January 26, 2016.
10.38†

Research Collaboration and License Agreement by and between the company and GlaxoSmithKline LLC, dated as of July 29, 2010 (incorporated herein by reference to Exhibit 10.21 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.39†

Amendment No. 1 to the Research Collaboration and License Agreement by and between the company and GlaxoSmithKline LLC, dated as of May 17, 2011 (incorporated herein by reference to Exhibit 10.22 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.40†

Exclusive License Agreement by and between the company and Galaxy Biotech, LLC, dated as of December 22, 2011 (incorporated herein by reference to Exhibit 10.23 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.41†

Exclusive License Agreement by and between the company and the Regents of the University of California, dated as of September 7, 2006 (incorporated herein by reference to Exhibit 10.24 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.42†

Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of February 6, 2012 (incorporated herein by reference to Exhibit 10.30 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.43†

Non-Exclusive License Agreement by and between the company and the Board of Trustees of the Leland Stanford Junior University, dated as of February 1, 2006 (incorporated herein by reference to Exhibit 10.32 to the company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 23, 2013).

10.44†

Amendment No. 1 to the License Agreement effective February 1, 2006 by and between the company and Stanford University, dated as of January 22, 2010 (incorporated herein by reference to Exhibit 10.33 to the company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 23, 2013).

10.45†

Agreement by and between the company and National Research Council of Canada, effective December 3, 2013 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on December 9, 2013).

10.46†

Research Collaboration and License Agreement, dated as of March 14, 2014, by and between the company and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on August 26, 2014).

Exhibit No.	Description
10.47*††	Amendment No. 1 to the Research Collaboration and License Agreement, dated as of January 21, 2016, by and between the company and Bristol-Myers Squibb Company.
10.48†

Stock Purchase Agreement, dated March 14, 2014, by and between the company and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on March 19, 2014).

10.49*††	License and Collaboration Agreement, dated as of October 14, 2015, by and between the company and Bristol-Myers Squibb Company.
10.50†

Research Collaboration and License Agreement, dated July 13, 2015, by and between the company and INBRX 110 LP (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 5, 2015).

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