Form 10-Q
period 2016-03-31
FIVE PRIME THERAPEUTICS INC
filed 2016-05-06
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, the number of outstanding shares of the registrant’s common stock was 28,200,759.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$133,011	$149,971
Marketable securities	348,975	367,495
Receivables from collaborative partners	1,760	4,054
Income tax receivable	822	—
Prepaid and other current assets	6,009	6,761
Total current assets	490,577	528,281
Property and equipment, net	4,987	4,539
Deferred tax asset	13,302	15,071
Other long-term assets	390	394
Total assets	$509,256	$548,285
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,020	$1,894
Accrued personnel-related expenses	3,848	6,878
Other accrued liabilities	4,340	5,882
Deferred revenue, current portion	16,214	17,509
Deferred rent, current portion	792	768
Income tax payable, current portion	23,573	46,437
Total current liabilities	49,787	79,368
Deferred revenue, long-term portion	27,915	31,268
Deferred rent, long-term portion	649	865
Income tax payable, long-term portion	2,547	3,283
Other long-term liabilities	221	295
Commitments
Stockholders' equity:
Common stock	27	26
Additional paid-in capital	380,391	372,605
Accumulated other comprehensive income (loss)	110	(74)
Retained earnings	47,609	60,649
Total stockholders' equity	428,137	433,206
Total liabilities and stockholders' equity	$509,256	$548,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Collaboration revenue	$6,520	$4,287
Operating expenses:
Research and development	18,278	11,211
General and administrative	8,635	4,220
Total operating expenses	26,913	15,431
Loss from operations	(20,393)	(11,144)
Interest income	536	108
Loss before income tax	(19,857)	(11,036)
Income tax benefit	6,817	—
Net loss	$(13,040)	$(11,036)
Basic and diluted net loss per common share	$(0.49)	$(0.44)
Weighted-average shares used to compute basic and diluted net loss per common share	26,351	25,072

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(13,040)	$(11,036)
Other comprehensive income:
Net unrealized gain on marketable securities, net of tax	184	30
Comprehensive loss	$(12,856)	$(11,006)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2016	2015

Operating activities
Net loss	$(13,040)	$(11,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	375	400
Stock-based compensation expense	7,401	991
Excess tax benefits from employee equity incentive plans	(1,233)	—
Deferred income taxes	1,769	—
Amortization of premium on marketable securities	1,119	534
Changes in operating assets and liabilities:
Receivables from collaborative partners	2,294	277
Income tax receivable	(822)	—
Prepaid, other current assets, and other long-term assets	756	(689)
Accounts payable	(874)	(192)
Accrued personnel-related expenses	(3,030)	(1,950)
Deferred revenue	(4,648)	82
Deferred rent	(192)	(50)
Income tax payable	(22,367)	—
Other accrued liabilities and other long-term liabilities	(1,616)	1,081
Net cash used in operating activities	(34,108)	(10,552)
Investing activities
Purchases of marketable securities	(100,665)	(93,876)
Maturities of marketable securities	118,250	24,500
Purchases of property and equipment	(823)	(436)
Net cash provided by (used in) investing activities	16,762	(69,812)
Financing activities
Proceeds from public offering of common stock, net	—	78,693
Proceeds from issuance of common stock under equity incentive plans	2,755	886
Repurchase of shares to satisfy tax withholding	(3,602)	—
Excess tax benefits from employee equity incentive plans	1,233	—
Net cash provided by financing activities	386	79,579
Net decrease in cash and cash equivalents	(16,960)	(785)
Cash and cash equivalents at beginning of period	149,971	15,267
Cash and cash equivalents at end of period	$133,011	$14,482

Supplemental cash flow information
Cash paid for income taxes	$14,701	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

March 31, 2016

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

Unaudited Interim Financial Information

The accompanying financial information as of March 31, 2016 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any Level 3 securities as of March 31, 2016.

The following table summarizes, for assets recorded at fair value, the respective fair values and the classifications by level of input within the fair value hierarchy defined above (in thousands):

	March 31, 2016
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$126,007	$126,007	$—	$—
U.S. Treasury securities	348,807	348,807	—	—
Total cash equivalents and marketable securities	$474,814	$474,814	$—	$—

	December 31, 2015
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$34,821	$34,821	$—	$—
U.S. Treasury securities	477,125	477,125	—	—
Total cash equivalents and marketable securities	$511,946	$511,946	$—	$—

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

We excluded the following options to purchase shares of common stock and restricted stock awards, or RSAs, (in thousands) from the calculation of diluted net loss per share for all periods presented as the effect would have been antidilutive:

	Three Months Ended
	March 31,
	2016	2015
Options to purchase common stock	2,918	2,667
RSAs	1,505	—
	4,423	2,667

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements.

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.

3.	Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	March 31, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$126,007	$—	$—	$126,007
U.S. Treasury securities	348,807	172	(4)	348,975
	474,814	172	(4)	474,982
Less: cash equivalents	(126,007)	—	—	(126,007)
Total marketable securities	$348,807	$172	$(4)	$348,975

	December 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$34,821	$—	$—	$34,821
U.S. Treasury securities	477,239	13	(127)	477,125
	512,060	13	(127)	511,946
Less: cash equivalents	(144,470)	—	19	(144,451)
Total marketable securities	$367,590	$13	$(108)	$367,495

As of March 31, 2016, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$348,807	$348,975
Total marketable securities	$348,807	$348,975

We determined that the gross unrealized losses on our marketable securities as of March 31, 2016 were temporary in nature.  We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at March 31, 2016. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Shares	Per Share	Term
Balance at December 31, 2015	3,028,714	$12.62
Options granted	119,200	$34.83
Options exercised	(382,185)	$8.16
Options forfeited	(71,329)	$14.14
Options expired	(27)	$14.93
Balance at March 31, 2016	2,694,373	$14.19
Options exercisable	1,289,024	$8.33	5.67

We have granted RSAs to certain of our employees. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are unforfeitable once fully vested. We based the fair value of RSAs on the closing sales price of our common stock on the grant date.

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2015	1,574,870	$19.71
RSAs granted	88,630	$35.60
RSAs vested	(259,676)	$18.88
RSAs forfeited	(78,009)	$18.21
Unvested balance at March 31, 2016	1,325,815	$21.02

As of March 31, 2016, there were 2,858,577 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

We calculate employee stock-based compensation expense based on awards ultimately expected to vest reduced by estimated forfeitures. We estimate forfeitures at the time of grant and revise forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$3,697	$509
General and administrative	3,704	482
Total	$7,401	$991

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended
	March 31,
	2016	2015
Expected term (years)	6.3	6.1
Expected volatility	74%	73%
Risk-free interest rate	1.5%	1.5-1.7%
Expected dividend yield	0%	0%

As of March 31, 2016, we had $14.6 million of total unrecognized compensation expense related to nonvested employee and director stock options that we expect to recognize over a weighted-average period of 2.7 years. Additionally, we had $19.3 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 1.1 years.

5.	Collaborative Research and Development Agreements

GlaxoSmithKline

Respiratory Diseases Collaboration

In January 2016, we amended our research collaboration and license agreement, referred to as the respiratory diseases collaboration, with GlaxoSmithKline, or GSK, that we originally entered into in April 2012 to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease function.  The amendment extended the research term by three months to July 2016 to allow for the conduct of additional activities to validate protein targets we discovered in our screens and increased the research funding that GSK is obligated to pay us under the collaboration by $0.7 million.  We are amortizing the additional research funding over the remaining research period.  Due to the amendment, we revised our estimate of our substantive performance period under this collaboration to extend through the end of this additional research term and began recognizing the remaining unamortized portion of the upfront payment over this revised period into July 2016.

FP-1039 License and Collaboration

In March 2016, GSK delivered to us written notice of termination of our license and collaboration agreement with Human Genome Sciences, Inc., which was acquired by GSK in 2012, or the FP-1039 license, for convenience.  Pursuant to the terms of the FP-1039 license, termination of the FP-1039 license will become effective on September 5, 2016, which is 180 days after GSK’s notice of termination. Pursuant to the terms of the FP-1039 license, in April 2016, we elected to have GSK complete the conduct of the Phase 1b clinical trial of FP-1039 that GSK is currently conducting, at GSK’s expense.

6.	Employee Benefit Plans

We sponsor a 401(k) plan under which eligible employees may elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. We pay the administrative costs for the plan.

Effective January 1, 2015, we elected to match employee contributions to the 401(k) plan, or the Company Match, as permitted by the plan. We make matching contributions every pay period in an amount equal to 50% of the amount contributed by the employee up to an annual maximum Company Match per employee equal to $6,000. We have recorded 401(k) plan Company Match expense of $245,000 and $179,000 for the three months ended March 31, 2016 and 2015, respectively.

7.	Income Taxes

We realized an income tax benefit of $6.8 million for the three months ended March 31, 2016 as compared to no tax expense for the three months ended March 31, 2015.  The income tax benefit represents our ability to recover taxes accrued in 2015 based on existing tax law that allows us to carryback our 2016 or 2017 tax losses and or credits to recover prior taxes.  The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

At the end of December 2015, we recognized approximately $15.1 million of net deferred tax assets based on our review of the reversal pattern of these deferred tax assets that may result in future recovery of tax paid in 2015.  Based on our forecasted loss for 2016, we assessed the recoverability of deferred tax assets based on their reversal patterns.  We will periodically review our ability to realize our deferred tax assets and any adjustment to this recoverability will impact our annual effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 11, 2016.

Overview

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. We currently have three product candidates in clinical development covering multiple potential indications. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are still needed. We have an emphasis in immuno-oncology, an area in which we have clinical and discovery programs and product and discovery collaborations. In addition, we plan to use companion diagnostics, where appropriate, for our clinical programs to allow us to select patients most likely to benefit from treatment.

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

We have a differentiated target discovery platform and library, which we believe encompasses substantially all of the body’s medically important targets for protein therapeutics. We have identified approximately 700 of these proteins, which we refer to as the immunome, that we believe modulate immune cell interactions and may be important in understanding and treating cancer patients using immuno-oncology therapeutics. Our target discovery platform and capabilities uniquely position us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and the focus of our research activities.  We are applying all aspects of our biologics discovery platform, including cell-based screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, in our immuno-oncology research program. We have identified several targets that we believe could be useful in immuno-oncology and are actively validating these and looking for additional targets. We have begun generating, and will continue to generate, therapeutic proteins, including antibodies or ligand traps containing or directed to the targets we identify. We plan to advance selected candidates into pre-clinical development and eventually into clinical development, with a goal of filing at least one Investigational New Drug, or IND, application for a new molecule per year for the foreseeable future, beginning in 2017.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations and we expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our license and collaboration agreement for FPA008, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GlaxoSmithKline, or GSK, from our license and collaboration agreement for FP-1039. For the fiscal quarters ended March 31, 2016 and 2015, we reported a net loss of $13.0 million and $11.0 million, respectively.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

First Quarter 2016 and Other Recent Highlights

FPA008

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

In April 2016, we began screening patients in the Phase 2 portion of our clinical trial to evaluate FPA008 as a potential treatment for PVNS and expect to begin patient dosing imminently.

FPA144

In January 2016, we presented safety and tolerability data from 27 patients and pharmacokinetics, or PK, data from 23 patients from Part 1 of our Phase 1 trial at the American Society of Clinical Oncology's (ASCO) 2016 Gastrointestinal Cancers Symposium.  Updated data from this Phase 1 trial has been accepted for an oral presentation at the ASCO Annual Meeting in June 2016.

FP-1039

In January 2016, we announced that given the change in treatment paradigms for squamous non small cell lung cancer, or NSCLC, following approvals of immuno-oncology agents and the increasingly competitive landscape, we and GSK agreed to stop enrollment in the squamous NSCLC patient cohorts (Arms A and B) of our Phase 1b clinical trial of FP-1039 and to continue enrolling malignant pleural mesothelioma patients at the expansion dose of 15 mg/kg in Arm C of the trial. GSK will present mesothelioma data from this trial at the ASCO 2016 Annual Meeting in June 2016.

In March 2016, GSK delivered to us written notice of termination of the FP-1039 license and collaboration agreement, or the FP-1039 license, pursuant to which we exclusively licensed to GSK rights to develop and commercialize FP-1039 in the United States, for convenience.  Pursuant to the terms of the FP-1039 license, termination of the FP-1039 license will become effective on September 5, 2016, which is 180 days after GSK’s notice of termination.  Pursuant to the terms of the FP-1039 license, we elected to have GSK complete the conduct of the Phase 1b clinical trial at GSK’s expense.

GSK Respiratory Diseases Collaboration

In April 2012, we entered into a research collaboration and license agreement, or the respiratory diseases collaboration, with GSK to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease with a particular focus on identifying novel protein therapeutics and antibody targets. In January 2016, we amended the respiratory diseases collaboration to extend the research term to July 2016 to allow for the conduct of additional activities to validate protein targets we discovered in our screens and to increase the research funding that GSK is obligated to pay us under the respiratory diseases collaboration.

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

Clinical Pipeline

The following table summarizes key information about our most advanced product candidates:

FPA008

FPA008 in Immuno-Oncology

We are conducting a Phase 1a/1b clinical trial with BMS to evaluate the safety, tolerability and preliminary efficacy of combining FPA008 with Opdivo® (nivolumab) as a potential treatment for a variety of cancers. The trial is currently expected to enroll approximately 280 patients. We are amending the trial protocol to add more patients to the current Phase 1a portion of the trial to enable us to study the highest dose of FPA008 as monotherapy and as combination therapy with Opdivo® in patients with certain tumor types beyond those addressed in the Phase 1b cohorts, including in patients whose tumors are refractory to PD-1 checkpoint inhibitors. We will conduct these additional Phase 1a activities in parallel with our commencement of the Phase 1b portion of the trial, which we expect to begin in the second half of 2016.  In the Phase 1b portion, we plan to evaluate the safety, tolerability and preliminary efficacy of the selected dose of FPA008 in combination with Opdivo® in the following tumor settings:

•	second- or third-line non-small cell lung cancer (NSCLC, anti PD-1 therapy naïve);
•	anti PD-1 therapy resistant NSCLC (either de novo or acquired resistance);
•	second-line squamous cell carcinoma of the head and neck;
•	second-line pancreatic cancer;
•	third-line renal cancer;
•	third-line ovarian cancer; and
•	second-line glioblastoma multiforme (GBM).

FPA008 in PVNS

We are conducting a Phase 1/2 clinical trial of FPA008 as a potential treatment for PVNS. We advanced into the Phase 2 portion of this trial in April 2016.  During the Phase 2 expansion portion of the trial, we will evaluate tumor response rate and duration and measures of pain and joint function.

FPA144

We are conducting a two-part Phase 1 clinical trial of FPA144 as a treatment for gastric cancer. We are currently enrolling patients in Part 2 of the trial in which we are evaluating the safety, PK and efficacy of FPA144 in metastatic gastric cancer patients, with the aim of exploring the correlation between efficacy and FGFR2b overexpression.  We are conducting tumor testing for FGFR2b overexpression centrally using a proprietary immunohistochemistry, or IHC, assay to identify patients that have tumors that overexpress FGFR2b protein. In Part 2 of the trial, we plan to enroll gastric cancer patients whose tumor samples have protein overexpression in four separate cohorts as follows:

•	up to 30 patients whose tumor samples have strong (3+) FGFR2b protein overexpression on at least 10% of their tumor membrane;
•

up to 30 patients whose tumor samples have moderate (2+) FGFR2b protein overexpression on at least 10% of their tumor membrane or strong (3+) FGFR2b protein overexpression on less than 10% of their tumor membrane;

•

up to 30 patients whose tumor samples have low (1+) FGFR2b protein overexpression on at least 10% of their tumor membrane or moderate (2+) FGFR2b protein overexpression on less than 10% of their tumor membrane; and

•	up to 30 patients with gastric cancer without FGFR2b protein overexpression to strengthen the hypothesis that patient selection based on FGFR2b expression is required.

We are currently in the process of amending the protocol for the trial to include a basket cohort in which we can study FPA144 in other populations of cancer patients whose tumors overexpress the FGFR2b protein. Enrollment of patients in this basket cohort will be contingent on pre-clinical data that support development in a particular tumor setting and our development and validation of a laboratory IHC assay for that particular tumor type.

In January 2016, we presented preliminary data from 27 patients and PK data from 23 patients from Part 1 of our Phase 1clinical trial at the ASCO 2016 Gastrointestinal Cancers Symposium.  Updated data from this Phase 1 trial has been accepted for an oral presentation at the ASCO Annual Meeting in June 2016.

FP-1039

GSK is currently conducting a Phase 1b clinical trial of FP-1039 that was designed as a three-arm, multicenter, non-randomized, parallel-group, uncontrolled, open-label Phase 1b clinical trial. This clinical trial was designed to evaluate the safety, tolerability, dosage, response rate and duration of response of FP-1039 in combination with chemotherapy in patients with squamous NSCLC (Arms A and B) and malignant pleural mesothelioma (Arm C).

In January 2016, we announced that given the change in treatment paradigms for squamous NSCLC following approvals of immuno-oncology agents and the increasingly competitive landscape, we and GSK agreed to stop enrollment in the squamous NSCLC patient cohorts (Arms A and B) and to continue enrolling malignant pleural mesothelioma patients at the expansion dose of 15 mg/kg in Arm C of the trial.

In March 2016, GSK delivered to us written notice of termination of the FP-1039 license agreement for convenience.  Pursuant to the terms of the FP-1039 license, termination of the FP-1039 license will become effective on September 5, 2016, which is 180 days after GSK’s notice of termination.  Pursuant to the terms of the FP-1039 license, GSK will continue to conduct and fund the trial until September 5, 2016.  Pursuant to the terms of the FP-1039 license, in April 2016, we elected to have GSK complete the conduct of the Phase 1b clinical trial of FP-1039 that GSK is currently conducting, at GSK’s expense.

GSK will present mesothelioma data from this trial at the ASCO 2016 Annual Meeting in June 2016. We will base decisions on any future development of FP-1039 in mesothelioma on overall safety as well as the quantity and durability of responses in this trial and other business considerations, such as drug supply and manufacturing.

Immuno-Oncology Drug Discovery and Preclinical Programs

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

We are applying all aspects of our biologics discovery platform to discover and validate targets that we believe could be useful in immuno-oncology and to generate therapeutic proteins, including antibodies and ligand traps, directed to these targets.  We have identified promising new antibody targets and ligand traps and are actively screening for and validating additional targets. We have begun generating, and will continue to generate, therapeutic proteins, including antibodies or ligand traps, directed to the targets we identify. We plan to advance selected candidates into pre-clinical development and eventually into clinical development, with a goal of filing at least one IND application for a new molecule per year for the foreseeable future, beginning in 2017.

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

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in millions)	2016	2015
R&D Funding
Respiratory Diseases Collaboration - GSK	$0.9	$0.9
Fibrosis and CNS Collaboration - UCB	0.1	0.1
Immuno-oncology Research Collaboration - BMS	0.6	0.7
FPA008 Collaboration - BMS	1.1	—
Ratable Revenue Recognition
Respiratory Diseases Collaboration - GSK	0.3	0.7
Fibrosis and CNS Collaboration - UCB	0.8	0.8
Immuno-oncology Research Collaboration - BMS	1.1	1.1
FPA008 Collaboration - BMS	1.4	—
Milestone and Contingent Payments
Fibrosis and CNS Collaboration - UCB	0.2	—
Total	$6.5	$4.3

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations and licenses or entry into any new collaborations and licenses.

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

The following is a comparison of research and development expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Development programs:
FPA008	$3.5	$3.1
FPA144	3.3	1.2
Subtotal development programs	6.8	4.3
Preclinical programs	2.2	—
Discovery collaborations	3.8	3.9
Early research and discovery	5.5	3.0
Total research and development expenses	$18.3	$11.2

We expect that most of the research and development expenses we incur will continue to relate to activities to support our FPA008 and FPA144 development programs and our immuno-oncology preclinical, research and discovery efforts. We expect our research and development expenses to increase as we advance our development programs further and advance additional drug candidates into clinical development, in particular as we increase the number and size of our clinical trials and as we expand our internal immuno-oncology discovery and research efforts. We expect that our FPA008 and FPA144 development-related expenses will increase at a faster rate than our other internal program research and development expenses as we advance FPA008 into a Phase 2 clinical trial in PVNS and a Phase 1b clinical trial in multiple cancers in the second half of 2016, and as we advance FPA144 into part 2 of the Phase 1 trial. We expect our preclinical programs expenses to continue to increase as we initiate additional therapeutic molecule campaigns and advance our preclinical programs toward and into IND application-enabling studies.  We expect our discovery collaboration expenses to decline in 2016 as we complete the research obligations under our respiratory diseases collaboration with GSK and our fibrosis and CNS collaboration with UCB.

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

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 11, 2016. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2016 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,
(in millions)	2016	2015
Collaboration and license revenue	$6.5	$4.3
Operating expenses:
Research and development	18.3	11.2
General and administrative	8.6	4.2
Total operating expenses	26.9	15.4
Interest income	0.5	0.1
Loss before income tax	(19.9)	(11.0)
Income tax benefit	6.8	—
Net loss	$(13.0)	$(11.0)

Collaboration and License Revenue

Collaboration and license revenue increased by $2.2 million, or 51.2%, to $6.5 million for the three months ended March 31, 2016 from $4.3 million for the three months ended March 31, 2015. This increase was primarily due to the recognition of $2.5 million of revenue from our FPA008 collaboration agreement with BMS that we entered into in October 2015 and $0.2 million of revenue recognized from optioning fees by UCB under our fibrosis and CNS collaboration, which was offset by a decrease of $0.4 million in revenue from our respiratory diseases collaboration with GSK.

Research and Development

Our research and development expenses increased by $7.1 million, or 63.4%, to $18.3 million for the three months ended March 31, 2016 from $11.2 million for the three months ended March 31, 2015. This increase was primarily due to an increase of $2.1 million related to advancing our FPA144 Phase 1 clinical trial, a $2.2 million increase in preclinical program expenses related to advancing our preclinical programs, and a $2.5 million increase in early research and discovery related to expanding our immuno-oncology efforts.

General and Administrative

Our general and administrative expenses increased by $4.4 million, or 104.8%, to $8.6 million for the three months ended March 31, 2016 from $4.2 million for the three months ended March 31, 2015, primarily due to a $3.7 million increase in cash and stock-based compensation costs, a $0.2 million increase in tax planning and consulting services, and a $0.1 million increase in recruiting costs related to the expansion of our operations.

Income Tax Benefit

We realized an income tax benefit of $6.8 million for the three months ended March 31, 2016 as compared to no tax expense for the three months ended March 31, 2015.  The income tax benefit represents our ability to recover taxes accrued in 2015 based on existing tax law that allows us to carryback our 2016 or 2017 tax losses and or credits to recover prior taxes.  The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

At the end of December 2015, we recognized approximately $15.1 million of net deferred tax assets based on our review of the reversal pattern of these deferred tax assets that may result in future recovery of tax paid in 2015.  Based on our forecasted loss for 2016, we assessed the recoverability of deferred tax assets based on their reversal patterns.  We will periodically review our ability to realize our deferred tax assets and any adjustment to this recoverability will impact our annual effective tax rate.

Liquidity and Capital Resources

As of March 31, 2016, we had $482.0 million in cash and cash equivalents and marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 12 months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of March 31, 2016 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net cash used in operating activities	$(34.1)	$(10.6)
Net cash provided by (used in) investing activities	16.8	(69.8)
Net cash provided by financing activities	0.4	79.6

Net Cash Used in Operating Activities

Net cash used in operating activities was $34.1 million during the three months ended March 31, 2016 and consisted of our net loss of $13.0 million offset by $9.4 million in net non-cash charges and $30.5 million from changes in operating assets and liabilities.  Net non-cash charges included $0.4 million of depreciation and amortization expenses, $7.4 million for stock-based compensation expense, and $1.1 million for amortization of premium on marketable securities.  The decrease in operating assets and liabilities was primarily due to a $22.4 million reduction in income tax payable which resulted primarily from a $14.7 million income tax payment during the quarter and the $6.8 million tax benefit from the carryback of the first quarter of 2016 net operating loss.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities was $16.8 million and $(69.8) million during the three months ended March 31, 2016 and 2015, respectively.  Net cash provided by (used in) investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Purchases of property and equipment were $0.8 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million during the three months ended March 31, 2016, primarily related to $2.8 million received from employee stock option exercises and $1.2 million from excess tax benefits from employee equity incentive plans offset by $3.6 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

Net cash provided by financing activities was $79.6 million during the three months ended March 31, 2015, primarily related to the net proceeds of $78.7 million from our 2015 follow-on public offering. Additionally, we received $0.9 million from employee stock option exercises for the three months ended March 31, 2015.

Contractual Obligations and Contingent Liabilities

During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of March 31, 2016, we had cash and cash equivalents and marketable securities of $482.0 million, consisting of bank deposits, interest-bearing money market accounts and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately five months and the longest maturity is eleven months.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Risks Related to Our Financial Position and Capital Needs

We expect to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from Bristol-Myers Squibb Company, or BMS, from our license and collaboration agreement for FPA008, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the fiscal quarter ended March 31, 2016, we reported a net loss of $13.0 million.

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

We will likely require additional capital to finance our operations, which may not be available to us on acceptable terms or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. Although we have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and as we increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to find new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

If we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

•	significantly delay, scale back or discontinue the development or commercialization of any product candidates or cease operations altogether;
•	seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•	relinquish or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves.

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

If we are unable to successfully develop a companion diagnostic for our FPA144 therapeutic product candidate, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of FPA144.

We plan to develop a companion diagnostic for our FPA144 therapeutic product candidate. We expect that the FDA and comparable foreign regulatory authorities may require the development and regulatory approval of a companion diagnostic as a condition to approving FPA144 for use in patients that overexpress FGFR2b protein. We are initially seeking to develop FPA144 to treat a subset of gastric (stomach) cancer patients whose tumors overexpress the FGFR2b protein, as determined by an IHC diagnostic test.  We plan to develop a companion diagnostic with a third party collaborator to help us to more accurately identify these gastric cancer patients, both during our clinical trials and in connection with the commercialization of FPA144.

We do not have experience or capabilities in developing or commercializing diagnostics and will be dependent in large part on the sustained cooperation and effort of a third party to perform these functions. We do not currently have any agreements in place with any third party to develop or commercialize a companion diagnostic for FPA144.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization.

If we or any third party that we engage to assist us are unable to successfully develop a companion diagnostic for FPA144, or experience delays in doing so:

•	the development of FPA144 may be adversely affected because we may be unable to appropriately select patients for enrollment in our clinical trials;
•	FPA144 may not receive marketing approval if its safe and effective use depends on a companion diagnostic; and
•	we may not realize the full commercial potential of FPA144 if, among other reasons, we are unable to appropriately identify patients with FGFR2b protein overexpression.

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

If FPA008 were approved for the treatment of cancer or PVNS, it could face competition from products currently in development, including Roche’s emactuzumab (RO5509554, RG7155) anti-CSF1R antibody, Lilly’s IMC-CS4/LY3022855 anti-CSF1R antibody, Amgen’s AMG 820 anti-CSF1R antibody, or Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 and PLX7486 small molecule tyrosine kinase inhibitors, with respect to immuno-oncology, and Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 and PLX7486 small molecule tyrosine kinase inhibitor or Novartis AG’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as FPA008.

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

If FP-1039 were approved for the treatment of mesothelioma, it could face competition from currently approved and marketed products, such as cisplatin and pemetrexed, or products in development, such as Boehringer Ingelheim’s FGF/PDGF/VEGF receptor kinase inhibitor nintedanib (BIBF 1120), Genentech/Roche’s Avastin®, AstraZeneca’s anti-CTLA4 antibody (tremelimumab),  AstraZeneca’s anti-PD-L1 antibody (MEDI4736), or Merck’s anti-PD1 antibody pembrolizumab (Keytruda®).

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $49.76 through May 5, 2016. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

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

As of March 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 31% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: May 6, 2016	Lewis T. Williams
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: May 6, 2016	Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.