Form 10-Q
period 2016-06-30
FIVE PRIME THERAPEUTICS INC
filed 2016-08-05
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, the number of outstanding shares of the registrant’s common stock was 28,344,086.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments and/or royalties, and the timing of such payments;
•	our or our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, drug candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our drug candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of our potential products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	the ability to negotiate adequate reimbursement and pricing by third parties and government authorities;
•	developments relating to our competitors and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$38,154	$149,971
Marketable securities	431,072	367,495
Receivables from collaborative partners	3,399	4,054
Income tax receivable	1,504	—
Prepaid and other current assets	6,005	6,761
Total current assets	480,134	528,281
Property and equipment, net	5,634	4,539
Deferred tax asset	11,620	15,071
Other long-term assets	380	394
Total assets	$497,768	$548,285
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$654	$1,894
Accrued personnel-related expenses	4,015	6,878
Other accrued liabilities	8,240	5,882
Deferred revenue, current portion	15,597	17,509
Deferred rent, current portion	817	768
Income tax payable, current portion	14,808	46,437
Total current liabilities	44,131	79,368
Deferred revenue, long-term portion	24,562	31,268
Deferred rent, long-term portion	433	865
Income tax payable, long-term portion	1,799	3,283
Other long-term liabilities	147	295
Commitments
Stockholders' equity:
Common stock	27	26
Additional paid-in capital	391,978	372,605
Accumulated other comprehensive income (loss)	219	(74)
Retained earnings	34,472	60,649
Total stockholders' equity	426,696	433,206
Total liabilities and stockholders' equity	$497,768	$548,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaboration revenue	$9,229	$6,315	$15,749	$10,602
Operating expenses:
Research and development	22,177	13,310	41,033	24,521
General and administrative	8,106	4,596	16,163	8,816
Total operating expenses	30,283	17,906	57,196	33,337
Loss from operations	(21,054)	(11,591)	(41,447)	(22,735)
Interest income	646	117	1,182	225
Loss before income tax	(20,408)	(11,474)	(40,265)	(22,510)
Income tax benefit	7,271	-	14,088	-
Net loss	$(13,137)	$(11,474)	$(26,177)	$(22,510)
Basic and diluted net loss per common share	$(0.49)	$(0.45)	$(0.98)	$(0.89)
Weighted-average shares used to compute basic and diluted net loss per common share	26,924	25,690	26,619	25,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(13,137)	$(11,474)	$(26,177)	$(22,510)
Other comprehensive income:
Net unrealized gain on marketable securities, net of tax	109	41	293	71
Comprehensive loss	$(13,028)	$(11,433)	$(25,884)	$(22,439)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2016	2015

Operating activities
Net loss	$(26,177)	$(22,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	782	823
Stock-based compensation expense	14,527	2,203
Excess tax benefits from employee equity incentive plans	(2,533)	—
Deferred income taxes	3,451	—
Amortization of premium on marketable securities	2,346	1,042
Loss on disposal of property and equipment	(9)	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	655	(308)
Income tax receivable	(1,504)	—
Prepaid, other current assets, and other long-term assets	770	(637)
Accounts payable	(1,240)	257
Accrued personnel-related expenses	(2,863)	(1,524)
Deferred revenue	(8,618)	(1,165)
Deferred rent	(383)	(178)
Income tax payable	(30,580)	—
Other accrued liabilities and other long-term liabilities	2,210	1,786
Net cash used in operating activities	(49,166)	(20,211)
Investing activities
Purchases of marketable securities	(339,880)	(102,994)
Maturities of marketable securities	274,250	47,500
Purchases of property and equipment	(1,868)	(1,416)
Net cash used in investing activities	(67,498)	(56,910)
Financing activities
Proceeds from public offering of common stock, net	-	78,693
Proceeds from issuance of common stock under equity incentive plans	5,916	—
Repurchase of shares to satisfy tax withholding	(3,602)	0
Excess tax benefits from employee equity incentive plans	2,533	2,257
Net cash provided by financing activities	4,847	80,950
Net increase (decrease) in cash and cash equivalents	(111,817)	3,829
Cash and cash equivalents at beginning of period	149,971	15,267
Cash and cash equivalents at end of period	$38,154	$19,096

Supplemental cash flow information
Cash paid for income taxes	$14,701	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

June 30, 2016

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our or the Company) is a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. Protein therapeutics are antibodies or drugs developed from extracellular proteins or protein fragments that block disease processes, including cancer and inflammatory diseases. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of June 30, 2016 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The adjustments are of a normal recurring nature, except for an adjustment to correct for the classification of stock-based compensation expense in the three months ended March 31, 2016.  This adjustment corrected for an overstatement of $0.6 million in general and administrative expense and an understatement of $0.6 million in research and development expense. The correction of the error is reflected in the results of operations for the six-month period ended June 30, 2016 and did not affect the prior amount of total operating expense, loss from operations, or net loss reported in the three months ended March 31, 2016.  We prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of June 30, 2016.

The following table summarizes, for assets recorded at fair value, the respective fair values and the classifications by level of input within the fair value hierarchy defined above (in thousands):

	June 30, 2016
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$29,752	$29,752	$—	$—
U.S. Treasury securities	431,072	431,072	—	—
Total cash equivalents and marketable securities	$460,824	$460,824	$—	$—

	December 31, 2015
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$34,821	$34,821	$—	$—
U.S. Treasury securities	477,125	477,125	—	—
Total cash equivalents and marketable securities	$511,946	$511,946	$—	$—

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

We excluded the following options to purchase shares of common stock and restricted stock awards, or RSAs, from the calculation of diluted net loss per share for all periods presented as the effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Options to purchase common stock	2,561	2,604	2,739	2,635
RSAs	1,319	—	1,412	—
	3,880	2,604	4,151	2,635

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March, April, and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We are evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations.

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019 and all annual and interim reporting periods thereafter. Early adoption is permitted. We are evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.

3.	Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	June 30, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$29,752	$—	$—	$29,752
U.S. Treasury securities	430,735	338	(1)	431,072
	460,487	338	(1)	460,824
Less: cash equivalents	(29,752)	—	—	(29,752)
Total marketable securities	$430,735	$338	$(1)	$431,072

	December 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$34,821	$—	$—	$34,821
U.S. Treasury securities	477,239	13	(127)	477,125
	512,060	13	(127)	511,946
Less: cash equivalents	(144,470)	—	19	(144,451)
Total marketable securities	$367,590	$13	$(108)	$367,495

As of June 30, 2016, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$430,735	$431,072
Total marketable securities	$430,735	$431,072

We determined that the gross unrealized losses on our marketable securities as of June 30, 2016 were temporary in nature.  We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at June 30, 2016. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Shares	Per Share	Term
Balance at December 31, 2015	3,028,714	$12.62
Options granted	404,600	$40.53
Options exercised	(697,157)	$7.35
Options forfeited	(82,793)	$14.36
Options expired	(127)	$18.33
Balance at June 30, 2016	2,653,237	$14.36
Options exercisable	1,166,045	$10.27	6.36

We have granted RSAs to certain of our employees. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are unforfeitable once fully vested. We based the fair value of RSAs on the closing sales price of our common stock on the grant date.

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2015	1,574,870	$19.71
RSAs granted	107,630	$37.44
RSAs vested	(266,926)	$19.06
RSAs forfeited	(94,536)	$18.73
Unvested balance at June 30, 2016	1,321,038	$21.36

As of June 30, 2016, there were 2,582,268 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

We calculate employee stock-based compensation expense based on awards ultimately expected to vest reduced by estimated forfeitures. We estimate forfeitures at the time of grant and revise forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$3,868	$596	$8,143	$1,105
General and administrative	3,258	616	6,384	1,098
Total	$7,126	$1,212	$14,527	$2,203

During the first quarter of 2016, we reclassified $0.6 million of stock-based compensation expense from general and administrative to research and development.  This adjustment is reflected in the table for the six months ended June 30, 2016.  See Note 1 for further discussion under “Unaudited Interim Financial Information”.

We estimated the fair value of stock options using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term (years)	5.5-6.3	5.5-6.1	5.5-6.3	5.5-6.1
Expected volatility	72%	71%	72-74%	71-73%
Risk-free interest rate	1.4%	1.4-1.9%	1.4-1.5%	1.4-1.9%
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2016, we had $19.7 million of total unrecognized compensation expense related to nonvested employee and director stock options that we expect to recognize over a weighted-average period of 2.8 years.  Additionally, we had $15.1 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 0.9 years.

5.	Collaborative Research and Development Agreements

GlaxoSmithKline

Respiratory Diseases Collaboration

In January 2016, we amended our research collaboration and license agreement, referred to as the respiratory diseases collaboration, with GlaxoSmithKline, or GSK, that we originally entered into in April 2012 to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease function.  The amendment extended the research term by three months to July 2016 to allow for the conduct of additional activities to validate protein targets we discovered in our screens and increased the research funding that GSK is obligated to pay us under the collaboration by $0.7 million.  As of June 30, 2016, we had substantially completed our activities under the respiratory diseases collaboration and we fully recognized the remaining deferred revenue related to this agreement.

FP-1039 License and Collaboration

In March 2016, GSK delivered to us written notice of termination for convenience of our license and collaboration agreement, or the FP-1039 license, with Human Genome Sciences, Inc., which was acquired by GSK in 2012.  Pursuant to the terms of the FP-1039 license, termination of the FP-1039 license will become effective on September 5, 2016, which is 180 days after GSK’s notice of termination.  Pursuant to the terms of the FP-1039 license, in April 2016, we elected to have GSK complete the conduct of the Phase 1b clinical trial of FP-1039 that GSK is currently conducting, at GSK’s expense.

6.	Acquired Technologies

In December 2011, we entered into an exclusive license with Galaxy Biotech, LLC, or Galaxy, for the development, manufacturing and commercialization of certain anti-FGFR2b (fibroblast growth factor receptor 2) monoclonal antibodies.  Under the terms of the agreement, we paid Galaxy an upfront license payment of $3.0 million. We are also required to make additional payments based upon the achievement of certain intellectual property, development, regulatory and commercial milestones, as well as royalties on future net sales of products resulting from development of this licensed technology, if any.   In May 2016, we amended the agreement to revise certain development-related milestones.  As a result, the aggregate amount of development-related milestone payments that we may pay to Galaxy was decreased by $0.5 million. The aggregate amount of intellectual property-related milestone payments, regulatory-related milestone payments and commercial-related milestone payments remain unchanged.  During the quarter ended June 30, 2016, we made a $0.25 million milestone payment to Galaxy and accrued an additional $2.25 million of milestone payments, which consist of milestones expected to be met by December 31, 2016.   We did not make any milestone payments during the quarter ended June 30, 2015.

7.	Employee Benefit Plans

We sponsor a 401(k) plan under which eligible employees may elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. We pay the administrative costs for the plan.

Effective January 1, 2015, we elected to match employee contributions to the 401(k) plan, or the company match, as permitted by the plan. We make matching contributions every pay period in an amount equal to 50% of the amount contributed by the employee up to an annual maximum company match per employee equal to $6,000. We have recorded 401(k) plan company match expense of $216,000 and $461,000, respectively, for the three and six months ended June 30, 2016 and $157,000 and $336,000, respectively, for the three and six months ended June 30, 2015.

8.	Income Taxes

We realized an income tax benefit of $7.3 million and $14.1 million, respectively, for the three and six months ended June 30, 2016 as compared to no tax expense for the three and six months ended June 30, 2015.  The income tax benefit represents our ability to recover taxes accrued in 2015 based on existing tax law that allows us to carryback our 2016 or 2017 tax losses and/or credits to recover prior taxes.  The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

As of the year ended December 31, 2015, we recognized approximately $15.1 million of net deferred tax assets based on our review of the reversal pattern of these deferred tax assets that may result in future recovery of tax paid in 2015.  Based on our forecasted loss for 2016, we assessed the recoverability of deferred tax assets based on their reversal patterns.  We will periodically review our ability to realize our deferred tax assets and any adjustment to this recoverability will impact our annual effective tax rate.

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

•

Cabiralizumab (FPA008) is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we are studying in clinical trials as a monotherapy in pigmented villonodular synovitis, or PVNS, and in multiple cancers in combination with Bristol-Myers Squibb Company’s PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab).  In October 2015, we entered into a license and collaboration agreement, or the cabiralizumab collaboration agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which we granted BMS an exclusive worldwide license for the development and commercialization of cabiralizumab.

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

We have a differentiated target discovery platform and library, which we believe encompasses substantially all of the body’s medically important targets for protein therapeutics. We have identified approximately 700 of these proteins, which we refer to as the immunome, that we believe modulate immune cell interactions and may be important in understanding and treating cancer patients using immuno-oncology therapeutics. Our target discovery platform and capabilities uniquely position us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and the focus of our research activities.  We are applying all aspects of our biologics discovery platform, including cell-based screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, in our immuno-oncology research program. We have identified several targets that we believe could be useful in immuno-oncology and are actively validating these and looking for additional targets. We generate and preclinically test protein therapeutics, including antibodies and ligand traps, containing or directed to the targets we identify. We plan to advance selected therapeutic candidates into clinical development, with a goal of filing at least one Investigational New Drug, or IND, application for a new molecule per year for the foreseeable future, beginning in 2017.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations and we expect that our expenses will increase as we advance and expand our clinical development activities, in particular as we advance into later stages of clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from Human Genome Sciences, Inc. from our license and collaboration agreement for FP-1039. For the six-month periods ended June 30, 2016 and 2015, we reported a net loss of $26.2 million and $22.5 million, respectively.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Second Quarter 2016 and Other Recent Highlights

Cabiralizumab

In May 2016, we began dosing patients in the Phase 2 portion of our Phase 1/2 clinical trial to evaluate cabiralizumab as a potential treatment for PVNS.

FPA144

In April 2016, we presented preclinical data at the 2016 American Association for Cancer Research (AACR) Annual Meeting from our evaluation of the immune cell recruitment and anti-tumor effects of FPA144 in the orthotopic 4T1 model of breast cancer in mice.

In June 2016, we presented updated safety and tolerability data from 27 patients and pharmacokinetics, or PK, data from 23 patients from Part 1 of our Phase 1 trial at the American Society of Clinical Oncology's (ASCO) 2016 Annual Meeting, or the ASCO Annual Meeting.

In July 2016, the U.S. Food and Drug Administration, or the FDA, granted Orphan Drug Designation to FPA144 for the treatment of gastric cancer, including cancer of the gastroesophageal junction in patients whose tumors overexpress FGFR2b.  Orphan Drug Designation is granted by the FDA Office of Orphan Drug Products to products that treat rare diseases. The FDA defines rare diseases as those affecting fewer than 200,000 people in the United States. Orphan Drug Designation provides certain benefits and incentives, including a period of marketing exclusivity for the first marketing application if regulatory approval is received for the designated indication, potential tax credits for certain activities and waiver of certain administrative fees.

FP-1039

GlaxoSmithKline, or GSK, is currently conducting a Phase 1b clinical trial of FP-1039 to evaluate the safety, tolerability, dosage, response rate and duration of response of FP-1039 in combination with chemotherapy in patients with malignant pleural mesothelioma. In June 2016, GSK halted new enrollment into the Phase1b clinical trial because some lots of the FP-1039/GSK3052230 clinical material were trending out of specification, which may limit the supply available for patients. The issue was due to the vials GSK used for filled drug product and was identified by GSK through its standard quality control practices. GSK conducted testing of the lots of FP-1039/GSK3052230 drug product that were trending out of specification to assess the feasibility and safety of use of this material in the Phase 1b clinical trial.  GSK’s analyses demonstrated that the filtered drug product has quality attributes within acceptable limits, including drug potency.  GSK plans to discuss these findings with regulatory authorities and propose to use the filtered drug product in the Phase 1b clinical trial.  GSK continues to dose already-enrolled malignant pleural mesothelioma patients with FP-1039/GSK3052230 in the Phase 1b clinical trial, but GSK has determined not to recruit new malignant pleural mesothelioma patients into the trial beyond the 25 patients that have been enrolled at the 15 mg/kg dose level.

In June 2016, updated data from mesothelioma patients from the ongoing Phase 1b clinical trial were presented at the ASCO Annual Meeting.

GSK Respiratory Diseases Collaboration

In April 2012, we entered into a research collaboration and license agreement, or the respiratory diseases collaboration, with GSK to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease with a particular focus on identifying novel protein therapeutics and antibody targets. The research term for the respiratory diseases collaboration ended in July 2016.  In June 2016, GSK exercised its option under the respiratory diseases collaboration to take an exclusive license to the intellectual property related to an undisclosed respiratory disease target we identified using our proprietary target discovery platform, triggering a $1.5 million license payment to us.  GSK continues to evaluate additional respiratory disease targets we identified during the research term of the respiratory diseases collaboration.  GSK has a time-limited right to exclusively license intellectual property related to these targets under the respiratory diseases collaboration.

Galaxy License Agreement

In May 2016, we amended our exclusive license agreement with Galaxy Biotech, LLC, or Galaxy, that we entered into in December 2011 and pursuant to which Galaxy granted us an exclusive worldwide license to develop and commercialize FGFR2 antibodies, including FPA144.  Pursuant to the amendment, we and Galaxy revised certain milestone definitions, reduced certain milestone payments and added certain development-related milestone payments that will be triggered by dosing of certain patients in the current Phase 1 clinical trial of FPA144, or the Phase 1 milestones.  Any Phase 1 milestone that we do not achieve by December 31, 2016 will be deemed achieved as of December 31, 2016.  We made a $0.25 million milestone payment following our entry into the amendment and expect to make an aggregate of $2.25 million in milestone payments by December 31, 2016 for milestones we expect to achieve on or prior to December 31, 2016, including the Phase 1 milestones.  As a result of the amendment, the aggregate amount of development-related milestone payments that we will be obligated to pay to Galaxy under the license agreement was decreased by $0.5 million.  The aggregate amount of intellectual property-related milestone payments, regulatory-related milestone payments and commercial-related milestone payments remain unchanged as a result of the amendment.

Clinical Pipeline

The following table summarizes key information about our most advanced product candidates:

Cabiralizumab (FPA008)

Cabiralizumab in Immuno-Oncology

We are conducting a Phase 1a/1b clinical trial with BMS to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo® (nivolumab) as a potential treatment for a variety of cancers. The trial is currently expected to enroll approximately 280 patients. We amended the trial protocol to add more patients to the current Phase 1a portion of the trial to enable us to study the highest dose of cabiralizumab as monotherapy and as combination therapy with Opdivo® in patients with certain tumor types beyond those addressed in the Phase 1b cohorts, including in patients whose tumors are refractory to PD-1 checkpoint inhibitors. We will conduct these additional Phase 1a activities in parallel with our commencement of the Phase 1b portion of the trial, which we expect to begin in the second half of 2016.  In the Phase 1b portion, we plan to evaluate the safety, tolerability and preliminary efficacy of the selected dose of cabiralizumab in combination with Opdivo® in the following tumor settings:

•	second- or third-line non-small cell lung cancer (NSCLC, anti PD-1 therapy naïve);
•	anti PD-1 therapy resistant NSCLC (either de novo or acquired resistance);
•	second-line squamous cell carcinoma of the head and neck;
•	second-line pancreatic cancer;
•	third-line renal cancer;
•	third-line ovarian cancer; and
•	second-line glioblastoma multiforme (GBM).

Cabiralizumab in PVNS

In January 2016, the FDA granted cabiralizumab Orphan Drug Designation for the treatment of PVNS.

We are conducting a Phase 1/2 clinical trial of cabiralizumab as a potential treatment for PVNS. We advanced into the Phase 2 portion of this trial in May 2016.  During the Phase 2 expansion portion of the trial, we will evaluate tumor response rate and duration and measures of pain and joint function.

FPA144

We are conducting a two-part Phase 1 clinical trial of FPA144 as a treatment for gastric cancer. We are currently enrolling patients in Part 2 of the trial in which we are evaluating the safety, PK and efficacy of FPA144 in metastatic gastric cancer patients, with the aim of exploring the correlation between efficacy and FGFR2b overexpression.  We are conducting tumor testing for FGFR2b overexpression centrally using a proprietary immunohistochemistry, or IHC, assay to identify gastric cancer patients that have tumors that overexpress FGFR2b protein. Part 2 of the trial is designed to enroll gastric cancer patients whose tumor samples have protein overexpression in four separate cohorts as follows:

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

•	up to 30 patients with gastric cancer without FGFR2b protein overexpression.

Enrollment in the first and fourth cohorts began in November 2015.  We expect to soon begin enrolling patients in the second and third cohorts described above.  We also are in the process of adding a cohort of bladder cancer patients whose tumors overexpress the FGFR2b protein. Initial enrollment of patients in this bladder cancer cohort is contingent in part on our validation and finalization of the design of a laboratory IHC assay for bladder cancer, which we expect to occur in the fourth quarter of 2016.

In April 2016, we presented preclinical data at the 2016 AACR Annual Meeting from our evaluation of the immune cell recruitment and anti-tumor effects of FPA144 in the orthotopic 4T1 model of breast cancer in mice.

In June 2016, we presented updated data from 27 patients and PK data from 23 patients from Part 1 of our Phase 1 clinical trial at the ASCO Annual Meeting.

FP-1039

GSK is currently conducting a Phase 1b clinical trial of FP-1039 to evaluate the safety, tolerability, dosage, response rate and duration of response of FP-1039 in combination with chemotherapy in patients with malignant pleural mesothelioma pursuant to a license and collaboration agreement, or the FP-1039 license, that we entered into with Human Genome Sciences in March 2011.

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

In June 2016, GSK halted new enrollment into the Phase1b clinical trial because some lots of the FP-1039/GSK3052230 clinical material were trending out of specification, which may limit the supply available for patients. The issue was due to the vials GSK used for filled drug product and was identified by GSK through its standard quality control practices. GSK conducted testing of the lots of FP-1039/GSK3052230 drug product that were trending out of specification to assess the feasibility and safety of use of this material in the Phase 1b clinical trial.  GSK’s analyses demonstrated that the filtered drug product has quality attributes within acceptable limits, including drug potency.  GSK plans to discuss these findings with regulatory authorities and propose to use the filtered drug product in the Phase 1b clinical trial.  GSK continues to dose already-enrolled malignant pleural mesothelioma patients with FP-1039/GSK3052230 in the Phase 1b clinical trial, but GSK has determined not to recruit new malignant pleural mesothelioma patients into the trial beyond the 25 patients that have been enrolled at the 15 mg/kg dose level.

In June 2016, updated data from mesothelioma patients from the ongoing Phase 1b clinical trial was presented at the ASCO Annual Meeting.

We will base decisions on any future development of FP-1039 in mesothelioma on overall safety as well as the quantity and durability of responses in the ongoing Phase 1b clinical trial and other business considerations, such as drug supply and manufacturing.

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

We are applying all aspects of our biologics discovery platform to discover and validate targets that we believe could be useful in immuno-oncology and to generate therapeutic proteins, including antibodies and ligand traps, directed to these targets.  We have identified antibody targets and ligand traps for use in immuno-oncology and are actively screening for and validating additional targets. We generate and pre-clinically test protein therapeutics, including antibodies and ligand traps, directed to the targets we identify. We plan to advance selected therapeutics candidates into clinical development, with a goal of filing at least one IND application for a new molecule per year for the foreseeable future, beginning in 2017.

Financial Overview

Collaboration and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners and licensees. We currently have an active immuno-oncology research collaboration and cabiralizumab license and collaboration agreement with BMS and an FP-1039 product collaboration and license agreement with GSK.  We completed the research term of our research collaboration in respiratory diseases with GSK and our fibrosis and CNS research collaboration with UCB Pharma S.A., or UCB, in July 2016 and March 2016, respectively.

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
R&D Funding
Respiratory Diseases Collaboration - GSK	$1.4	$1.2	$2.3	$2.1
Fibrosis and CNS Collaboration - UCB	—	0.3	0.1	0.4
Immuno-oncology Research Collaboration - BMS	0.8	0.7	1.4	1.4
Cabiralizumab Collaboration - BMS	1.7	0.2	2.8	0.2
Ratable Revenue Recognition
Respiratory Diseases Collaboration - GSK	0.4	0.6	0.7	1.3
Fibrosis and CNS Collaboration - UCB	0.7	0.7	1.5	1.5
Immuno-oncology Research Collaboration - BMS	1.1	1.1	2.2	2.2
Cabiralizumab Collaboration - BMS	1.5	—	2.9	—
Milestone and Contingent Payments
Respiratory Diseases Collaboration - GSK	1.5	—	1.5	—
Fibrosis and CNS Collaboration - UCB	—	—	0.2	—
Other License Revenue
bluebird bio License Agreement	0.1	1.5	0.1	1.5
Total	$9.2	$6.3	$15.7	$10.6

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

We are conducting research and development activities on several disease targets and products.

We have a research and development team that designs, manages and evaluates the results of all of our research and development activities. We conduct most of our core target discovery and early research and early preclinical activities internally and rely more heavily on third parties, such as clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, for the execution of our IND-enabling and development activities, such as GLP toxicology studies, drug substance and drug product manufacturing and the conduct of clinical trials. We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, our costs are often related to improving our discovery platform or conducting target screening activities and are not necessarily allocable to a specific program. We assign costs for such activities to a distinct non-program related project code. We allocate research and development management, overhead, common usage laboratory supplies and facility costs on a full-time equivalent basis.

The following is a comparison of research and development expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Development programs:
Cabiralizumab	$3.9	$4.3	$7.4	$7.4
FPA144	5.6	1.3	9.0	2.5
FP-1039	0.1	0.1	0.1	0.1
Subtotal development programs	9.6	5.7	16.5	10.0
Preclinical programs	4.9	1.3	7.2	1.3
Discovery collaborations	1.7	3.7	5.7	7.6
Early research and discovery	6.0	2.6	11.6	5.6
Total research and development expenses	$22.2	$13.3	$41.0	$24.5

We expect that most of the research and development expenses we incur will continue to relate to activities to support our cabiralizumab and FPA144 development programs and our immuno-oncology preclinical, research and discovery efforts. We expect our research and development expenses to increase as we advance our development programs further and advance additional drug candidates into clinical development, in particular as we increase the number and size of our clinical trials and as we expand our internal immuno-oncology discovery and research efforts. We expect that our cabiralizumab and FPA144 development-related expenses will increase at a faster rate than our other internal program research and development expenses as we advance cabiralizumab through the Phase 2 clinical trial in PVNS and the Phase 1b clinical trial in multiple cancers, and as we advance FPA144 into additional cohorts in part 2 of the Phase 1 trial. We expect our preclinical program expenses to continue to increase as we initiate additional therapeutic molecule campaigns and advance our preclinical programs toward and into IND enabling studies.  We expect our discovery collaboration expenses to decline in 2016 as we completed the research terms under our respiratory diseases collaboration with GSK and our fibrosis and CNS collaboration with UCB in July 2016 and March 2016, respectively.

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

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 11, 2016. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2016 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended
	June 30,
(in millions)	2016	2015
Collaboration and license revenue	$9.2	$6.3
Operating expenses:
Research and development	22.2	13.3
General and administrative	8.1	4.6
Total operating expenses	30.3	17.9
Interest income	0.6	0.1
Loss before income tax	(20.5)	(11.5)
Income tax benefit	7.3	—
Net loss	$(13.1)	$(11.5)

Collaboration and License Revenue

Collaboration and license revenue increased by $2.9 million, or 46.0%, to $9.2 million for the three months ended June 30, 2016 from $6.3 million for the three months ended June 30, 2015. This increase was primarily due to an increase of $3.0 million of revenue from our cabiralizumab collaboration agreement with BMS that we entered into in October 2015 and $1.5 million of revenue recognized from milestone payments received from GSK under the respiratory diseases collaboration, which was offset by a decrease of $1.4 million in revenue recognized under our license agreement with bluebird bio, Inc., or bluebird.  During the three months ended June 30, 2015, we recognized $1.5 million of revenue from the upfront fee received from bluebird under the license agreement that we entered into in May 2015.

Research and Development

Our research and development expenses increased by $8.9 million, or 66.9%, to $22.2 million for the three months ended June 30, 2016 from $13.3 million for the three months ended June 30, 2015. This increase was primarily due to an increase of $4.3 million related to advancing our FPA144 Phase 1 clinical trial, a $3.6 million increase in preclinical program expenses related to advancing our preclinical programs, and a $3.4 million increase in early research and discovery related to expanding our immuno-oncology efforts, which was offset by a $2.0 million decrease in discovery collaboration expenses.

General and Administrative

Our general and administrative expenses increased by $3.5 million, or 76.1%, to $8.1 million for the three months ended June 30, 2016 from $4.6 million for the three months ended June 30, 2015, primarily due to a $3.7 million increase in cash and stock-based compensation costs.

Income Tax Benefit

We realized an income tax benefit of $7.3 million for the three months ended June 30, 2016 as compared to no tax expense for the three months ended June 30, 2015.  The income tax benefit represents our ability to recover taxes accrued in 2015 based on existing tax law that allows us to carryback our 2016 or 2017 tax losses and or credits to recover prior taxes.  The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock-based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

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

Comparison for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,
(in millions)	2016	2015
Collaboration and license revenue	$15.7	$10.6
Operating expenses:
Research and development	41.0	24.5
General and administrative	16.2	8.8
Total operating expenses	57.2	33.3
Interest income and other expense, net	1.2	0.2
Loss before income tax	(40.3)	(22.5)
Income tax benefit	14.1	—
Net loss	$(26.2)	$(22.5)

Collaboration and License Revenue

Collaboration and license revenue increased by $5.1 million, or 48.1%, to $15.7 million for the six months ended June 30, 2016 from $10.6 million for the six months ended June 30, 2015. This increase was primarily due to an increase of $5.5 million of revenue from our cabiralizumab collaboration agreement with BMS that we entered into in October 2015, and $1.5 million of revenue recognized from milestone payments received from GSK under the respiratory diseases collaboration, which was offset by a decrease of $1.4 million in revenue recognized under our license agreement with bluebird and $0.6 million in ratable revenue recognition from our respiratory diseases collaboration with GSK.  During the six months ended June 30, 2015, we recognized $1.5 million of revenue from the upfront fee we received from bluebird under the license agreement that we entered into in May 2015.

Research and Development

Our research and development expenses increased by $16.5 million, or 67.3%, to $41.0 million for the six months ended June 30, 2016 from $24.5 million for the six months ended June 30, 2015. This increase was primarily due to an increase of $6.5 million related to advancing our FPA144 Phase 1 clinical trial, a $5.9 million increase in preclinical program expenses related to advancing our preclinical programs, and a $6.0 million increase in early research and discovery related to expanding our immuno-oncology efforts, which was offset by a $1.9 million decrease in discovery collaboration expenses.

General and Administrative

Our general and administrative expenses increased by $7.4 million, or 84.1%, to $16.2 million for the six months ended June 30, 2016 from $8.8 million for the six months ended June 30, 2015. This increase was primarily due to a $7.5 million increase in cash and stock-based compensation costs.

Income Tax Benefit

We realized an income tax benefit of $14.1 million for the six months ended June 30, 2016 as compared to no tax expense for the six months ended June 30, 2015.  The income tax benefit represents our ability to recover taxes accrued in 2015 based on existing tax law that allows us to carryback our 2016 or 2017 tax losses and or credits to recover prior taxes.  The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock-based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

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

Liquidity and Capital Resources

As of June 30, 2016, we had $469.2 million in cash and cash equivalents and marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 12 months or less.

In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events and royalty payments under our collaboration and license agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ and licensees’ research and development activities and is uncertain at this time. Our rights to payment under our collaboration and license agreements are our only committed external sources of funds.

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

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether or when we may achieve profitability. Until such time, if ever, that we can generate substantial product revenues, we expect to finance our cash needs through collaboration arrangements and, if necessary, equity or debt financings. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of June 30, 2016 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(in millions)	2016	2015
Net cash used in operating activities	$(49.2)	$(20.2)
Net cash used in investing activities	(67.5)	(56.9)
Net cash provided by financing activities	4.8	81.0

Net Cash Used in Operating Activities

Net cash used in operating activities was $49.2 million during the six months ended June 30, 2016 and consisted of net loss of $26.2 million offset by $18.6 million in net non-cash charges, and $41.6 million from changes in operating assets and liabilities.  Net non-cash charges included $0.8 million of depreciation and amortization expenses, $14.5 million for stock-based compensation expense, and $2.3 million for amortization of premium on marketable securities.  The change in operating assets and liabilities was primarily due to a $30.6 million reduction in income tax payable due to a $14.7 million income tax payment during the period and tax benefits from the carryback of the first half of 2016 net operating loss, and an $8.6 million reduction in deferred revenue from the recognition of revenue in the current period for cash received from collaboration partners in prior periods.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $67.5 million and $56.9 million during the six months ended June 30, 2016 and 2015, respectively.  Net cash used in investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Purchases of property and equipment were $1.9 million and $1.4 million during the six months ended June 30, 2016 and 2015, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.8 million during the six months ended June 30, 2016, primarily related to $5.9 million received from employee stock option exercises and $2.5 million from excess tax benefits from employee equity incentive plans offset by $3.6 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

Net cash provided by financing activities was $81.0 million during the six months ended June 30, 2015, primarily related to the net proceeds of $78.7 million from our 2015 underwritten public offering. Additionally, we received $2.3 million from employee stock option exercises for the six months ended June 30, 2015.

Contractual Obligations and Contingent Liabilities

During the three months ended June 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2016, we had cash and cash equivalents and marketable securities of $469.2 million, consisting of bank deposits, interest-bearing money market accounts and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately six months and the longest maturity is twelve months.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from Bristol-Myers Squibb Company, or BMS, from our license and collaboration agreement for cabiralizumab (FPA008), and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the six months ended June 30, 2016, we reported a net loss of $26.2 million.

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

If we need to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

•	significantly delay, scale back or discontinue the development or commercialization of any product candidates or cease operations altogether;
•	seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•	relinquish or license on unfavorable terms our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves.

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

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets. To date, we have three product candidates, cabiralizumab, FPA144 and FP-1039, in clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to identify and validate new targets and identify and advance preclinical product candidates into and through clinical development. The outcome of target discovery and validation efforts and preclinical studies may not predict the success of clinical trials. Moreover, preclinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed in clinical development. Our inability to successfully identify and validate new targets and complete preclinical development could result in additional costs to us or impair our ability to generate product revenues or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce meaningfully positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

The timely completion of clinical trials largely depends on the rate of patient enrollment. Many factors affect the rate of patient enrollment, including:

•	the size and nature of the patient population;
•	the number and location of clinical sites;
•	competition with other companies for clinical sites or patients;
•	the eligibility and exclusion criteria for the trial;
•	the design of the clinical trial;
•	inability to obtain and maintain patient consents;
•	the availability of supplies of drug product for clinical use;
•	risk that enrolled subjects will drop out before completion; and
•

competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

For example, we are conducting a Phase 1/2 clinical trial of cabiralizumab in patients with PVNS, which is a rare, locally aggressive CSF1-driven tumor of synovium for which there are no currently approved therapies.  Very little data regarding the incidence and prevalence of PVNS exists and the data that has been published suggest that the incidence of PVNS may be as low as 1.8 per 1,000,000.  We expect that the limited size of the PVNS patient population will limit patient enrollment rates.  Also, we know that Plexxikon Inc. has begun a Phase 3 clinical trial of its PLX3397 candidate in PVNS and Roche has clinically tested its RG7155 antibody in PVNS patients.  If Plexxikon or Roche continue the clinical development of their products in PVNS, we would potentially compete with them for the enrollment in this rare patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our Phase 1/2 clinical trial of cabiralizumab in PVNS.  Also, although we believe selecting patients using companion diagnostics should increase the probability of success in our clinical trial of FPA144 in gastric cancer, this will limit the number of patients eligible for enrollment.

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

The process of manufacturing our products is complex and subject to several risks, including the following:

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

For example, BMS has the exclusive right to manufacture cabiralizumab. Under our cabiralizumab collaboration agreement with BMS, BMS will supply us with cabiralizumab, at its cost and expense, for our use in our conduct of the current combination trial and our Phase 1/2 clinical trial of cabiralizumab in patients with PVNS and will supply us with cabiralizumab for our conduct of our independent development activities with respect to cabiralizumab in exchange for a service fee.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by any such product candidate, a number of potentially significant negative consequences could result, including:

•	we may suspend marketing of, or withdraw or recall, such product;
•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•	the FDA or other regulatory bodies may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•

the FDA may require the establishment or modification of a risk evaluation and mitigation strategy, or REMS, or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us;

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

If cabiralizumab were approved for the treatment of cancer or PVNS, it could face competition from products currently in development as single agents and/or in combination with anti-PD1/PD-L1 agents, including Roche’s emactuzumab (RO5509554, RG7155) anti-CSF1R antibody, Lilly’s IMC-CS4/LY3022855 anti-CSF1R antibody, Amgen’s AMG 820 anti-CSF1R antibody, Syndax Pharmaceuticals Inc.’s UCB6352 anti-CSF1R monoclonal antibody, Novartis’ BLZ945 CSF1R-directed small molecule, or Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 and PLX7486 small molecule tyrosine kinase inhibitors, with respect to immuno-oncology, and Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s PLX3397 and PLX7486 small molecule tyrosine kinase inhibitor or Novartis AG’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as cabiralizumab.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel and docetaxel or CyramzaTM (ramucirumab), and from products currently in early development, including AstraZeneca plc’s AZD-4547 and JNJ-42756493 pan-FGFR small molecules, and Bayer’s BAY1187982 FGFR2 non-isoform specific antibody-drug conjugate (ADC), as well as antibodies that bind to PD-1/PD-L1, including BMS’s nivolumab (Opdivo®), Merck’s pembrolizumab (Keytruda®), Merck Serono/Pfizer’s avelumab, and AstraZeneca/MedImmune’s tremelimumab anti-CTLA4 antibody and durvalumab (MEDI4736) anti-PD-L1 antibody.

If FP-1039 were approved for the treatment of mesothelioma, it could face competition from currently approved and marketed products, such as cisplatin and pemetrexed, or products in development, such as Boehringer Ingelheim’s FGF/PDGF/VEGF receptor kinase inhibitor nintedanib (BIBF 1120), Genentech/Roche’s Avastin®, AstraZeneca/MedImmune’s tremelimumab anti-CTLA4 antibody  or durvalumab (MEDI4736) anti-PD-L1 antibody, or Merck’s pembrolizumab (Keytruda®) anti-PD1 antibody.

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

Furthermore, as of 2011, the Affordable Care Act imposes a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. On February 1, 2016, the Centers for Medicare and Medicaid Services, the federal agency that administers the Medicaid Drug Rebate Program, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act.  These regulations become effective on April 1, 2016. The Affordable Care Act appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs if we commercially sell any products that we may develop.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025.

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

We are experiencing significant growth in our operations as we expand the scope of our research and clinical activities, including our conduct of a Phase 1/2 clinical trial of cabiralizumab in PVNS, a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo® in multiple cancers, a Phase 1 clinical trial of FPA144 in gastric cancer and our preclinical development and immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Risks Related to Our Dependence on Third Parties

Under the terms of our collaboration and license agreement with BMS, BMS has exclusive global rights for the development and commercialization of cabiralizumab. BMS’s failure to timely develop and/or commercialize cabiralizumab would result in a material adverse effect on our business and operating results.

We granted BMS an exclusive global license to develop, subject to certain rights retained by us, and commercialize cabiralizumab. Our development collaboration with BMS on cabiralizumab may not be scientifically, medically or commercially successful due to a number of important factors, including the following:

•	cabiralizumab may fail to demonstrate sufficient safety or efficacy in clinical trials to support regulatory approval;
•	BMS may be unable to manufacture sufficient quantities of cabiralizumab in a timely or cost-effective manner;
•	BMS may be unable to obtain regulatory approval to commercialize cabiralizumab even if clinical and preclinical testing is successful;
•	BMS may not be successful in obtaining sufficient reimbursement for cabiralizumab; and
•	existing or future products or technologies developed by competitors may be safer, more effective or more conveniently delivered than cabiralizumab.

In addition, we could be adversely affected by:

•	BMS’s failure to timely perform its obligations under our collaboration agreement;
•	BMS’s failure to timely or fully develop or effectively commercialize cabiralizumab; or
•	a material contractual dispute between us and BMS.

Any of the foregoing could adversely impact the likelihood and timing of any milestone payments we are eligible to receive and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

BMS can terminate our collaboration agreement under certain conditions and without cause, and in some cases on short notice. BMS could also separately pursue alternative potentially competitive products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by cabiralizumab.

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

We rely on third-party CROs to conduct our clinical trials.

We rely on third-party CROs to perform most of the activities related to the conduct of our clinical trials, including site identification, screening, preparation, training, initiation and monitoring, document preparation and coordination, program management and data management. However, we do not directly control the conduct of these activities, including the timing, conduct, expense and quality of the performance of these activities. The performance of our CROs will impact the quality and validity of the results of our clinical trials, which we rely on for business planning purposes and include in submissions to regulatory authorities.  We remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal and regulatory requirements even though we contract with CROs to conduct most clinical trial related activities. Our reliance on CROs does not relieve us of our legal and regulatory responsibilities.

We and our CROs are required to comply with current Good Clinical Practices, or GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, we must conduct our clinical trials with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and identify, test, develop, manufacture, market and sell product candidates and use our and our licensors’ or collaborators’ proprietary technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights, that are important or necessary to the use of our technologies or development or commercialization of our products. As a result, we are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into a non-exclusive license with BioWa, Inc. and Lonza Sales AG to use their Potelligent® CHOK1SV technology, which is necessary to produce our FPA144 antibody, an exclusive license with INBRX 110 LP to antibodies to glucocorticoid-induced tumor necrosis factor receptor, which we intend to clinically develop for therapeutic and diagnostic uses, and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. For example, in January 2016, GSK informed us that the U.S. Attorney’s Office had arrested and charged certain individuals, including two former GSK employees, with theft of trade secrets from GSK, which theft included information related to FP-1039.  We are investigating this matter to obtain additional information regarding this matter and its impact on FP-1039.  However, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Risks Related to the Ownership of Our Common Stock

The market price of our stock may be volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $51.68 through August 4, 2016. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our or our partners’ growth rates relative to our competitors;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our product candidates or those of our competitors;
•	failure of our partners’ to effectively execute or changes in our partners’ strategies with respect to our products or collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	our dependence on third parties, including contract manufacturers, CROs, and any partners we may engage to develop and provide us with companion diagnostic products;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry and market conditions.

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

As of June 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 39% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and The NASDAQ Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: August 5, 2016	Lewis T. Williams
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: August 5, 2016	Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1†	Amendment to the Exclusive License Agreement, effective as of May 16, 2016, by and between the company and Galaxy Biotech, LLC.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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