Form 10-Q
period 2016-09-30
FIVE PRIME THERAPEUTICS INC
filed 2016-11-04
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, the number of outstanding shares of the registrant’s common stock was 28,441,594.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments and/or royalties, and the timing of such payments;
•	our or our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, drug candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our drug candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of our potential products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	the ability to negotiate adequate reimbursement and pricing for our drug candidates by third parties and government authorities;
•	developments relating to our competitors and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$56,375	$149,971
Marketable securities	384,323	367,495
Receivables from collaborative partners	2,307	4,054
Income tax receivable	3,193	—
Prepaid and other current assets	7,769	6,761
Total current assets	453,967	528,281
Property and equipment, net	5,418	4,539
Deferred tax asset	5,327	15,071
Other long-term assets	414	394
Total assets	$465,126	$548,285
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$528	$1,894
Accrued personnel-related expenses	5,931	6,878
Other accrued liabilities	9,810	5,882
Deferred revenue, current portion	15,014	17,509
Deferred rent, current portion	841	768
Income tax payable, current portion	7,013	46,437
Total current liabilities	39,137	79,368
Deferred revenue, long-term portion	21,209	31,268
Deferred rent, long-term portion	216	865
Income tax payable, long-term portion	515	3,283
Other long-term liabilities	74	295
Commitments
Stockholders' equity:
Common stock	27	26
Additional paid-in capital	388,752	372,605
Accumulated other comprehensive income (loss)	138	(74)
Retained earnings	15,058	60,649
Total stockholders' equity	403,975	433,206
Total liabilities and stockholders' equity	$465,126	$548,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Collaboration revenue	$6,680	$5,858	$22,429	$16,460
Operating expenses:
Research and development	23,890	24,720	64,923	49,241
General and administrative	9,146	5,213	25,309	14,029
Total operating expenses	33,036	29,933	90,232	63,270
Loss from operations	(26,356)	(24,075)	(67,803)	(46,810)
Interest and other income, net	639	104	1,821	329
Loss before income tax	(25,717)	(23,971)	(65,982)	(46,481)
Income tax benefit	6,303	—	20,391	—
Net loss	$(19,414)	$(23,971)	$(45,591)	$(46,481)
Basic and diluted net loss per common share	$(0.72)	$(0.93)	$(1.70)	$(1.82)
Weighted-average shares used to compute basic and diluted net loss per common share	27,139	25,825	26,794	25,532

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(19,414)	$(23,971)	$(45,591)	$(46,481)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(81)	(35)	212	36
Comprehensive loss	$(19,495)	$(24,006)	$(45,379)	$(46,445)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(45,591)	$(46,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,233	1,275
Stock-based compensation expense	22,838	5,056
Excess tax benefits from employee equity incentive plans	(662)	—
Deferred income taxes	9,744	—
Amortization of premium on marketable securities	3,339	1,491
Loss on disposal of property and equipment	9	3
Changes in operating assets and liabilities:
Receivables from collaborative partners	1,747	(1,256)
Income tax receivable	(3,193)
Prepaid, other current assets, and other long-term assets	(1,028)	(3,490)
Accounts payable	(1,366)	469
Accrued personnel-related expenses	(947)	(338)
Deferred revenue	(12,554)	(3,274)
Deferred rent	(576)	(346)
Income tax payable	(41,530)	—
Other accrued liabilities and other long-term liabilities	3,707	2,401
Net cash used in operating activities	(64,830)	(44,490)
Investing activities
Purchases of marketable securities	(410,955)	(135,376)
Maturities of marketable securities	391,000	121,250
Purchases of property and equipment	(2,121)	(1,514)
Net cash used in investing activities	(22,076)	(15,640)
Financing activities
Proceeds from public offering of common stock, net	—	78,693
Proceeds from issuance of common stock under equity incentive plans	6,702	3,126
Repurchase of shares to satisfy tax withholding	(14,054)	—
Excess tax benefits from employee equity incentive plans	662	—
Net cash (used in) provided by financing activities	(6,690)	81,819
Net (decrease) increase in cash and cash equivalents	(93,596)	21,689
Cash and cash equivalents at beginning of period	149,971	15,267
Cash and cash equivalents at end of period	$56,375	$36,956

Supplemental cash flow information
Cash paid for income taxes	$14,701	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

September 30, 2016

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

Unaudited Interim Financial Information

The accompanying financial information as of September 30, 2016 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of September 30, 2016.

The following table summarizes, for assets recorded at fair value, the respective fair values and the classifications by level of input within the fair value hierarchy defined above (in thousands):

	September 30, 2016
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$54,324	$54,324	$—	$—
U.S. Treasury securities	384,323	384,323	—	—
Total cash equivalents and marketable securities	$438,647	$438,647	$—	$—

	December 31, 2015
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$34,821	$34,821	$—	$—
U.S. Treasury securities	477,125	477,125	—	—
Total cash equivalents and marketable securities	$511,946	$511,946	$—	$—

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

We excluded the following options to purchase shares of common stock and restricted stock awards, or RSAs, from the calculation of diluted net loss per share for all periods presented as the effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options to purchase common stock	3,100	2,833	2,815	2,670
RSAs	1,250	666	1,358	256
	4,350	3,499	4,173	2,926

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March, April, and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We expect to adopt ASU 2014-09 in the first quarter of fiscal 2018 using the modified retrospective method.  We are in the process of analyzing each of our collaboration agreements to determine the impact that the standards will have on our financial position and results of operations and expect to complete our assessment by the end of the fourth quarter of 2017.

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

3.	Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	September 30, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$54,324	$—	$—	$54,324
U.S. Treasury securities	384,111	227	(15)	384,323
	438,435	227	(15)	438,647
Less: cash equivalents	(54,324)	—	—	(54,324)
Total marketable securities	$384,111	$227	$(15)	$384,323

	December 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$34,821	$—	$—	$34,821
U.S. Treasury securities	477,239	13	(127)	477,125
	512,060	13	(127)	511,946
Less: cash equivalents	(144,470)	—	19	(144,451)
Total marketable securities	$367,590	$13	$(108)	$367,495

As of September 30, 2016, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$384,111	$384,323
Total marketable securities	$384,111	$384,323

We determined that the gross unrealized losses on our marketable securities as of September 30, 2016 were temporary in nature.  We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at September 30, 2016. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Shares	Per Share	Term
Balance at December 31, 2015	3,028,714	$12.62
Options granted	1,333,000	$43.58
Options exercised	(769,984)	$7.68
Options forfeited	(116,045)	$19.09
Options expired	(127)	$18.33
Balance at September 30, 2016	3,475,558	$25.37
Options exercisable	1,230,889	$11.16	6.30

We have granted RSAs to certain of our employees. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are unforfeitable once fully vested. We based the fair value of RSAs on the closing sales price of our common stock on the grant date.

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2015	1,574,870	$19.71
RSAs granted	381,730	$42.46
RSAs vested	(800,554)	$19.04
RSAs forfeited	(114,021)	$19.50
Unvested balance at September 30, 2016	1,042,025	$28.59

As of September 30, 2016, there were 1,432,505 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

We calculate employee stock-based compensation expense based on awards ultimately expected to vest reduced by estimated forfeitures. We estimate forfeitures at the time of grant and revise forfeitures, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$4,500	$1,537	$12,643	$2,642
General and administrative	3,811	1,316	10,195	2,414
Total	$8,311	$2,853	$22,838	$5,056

We estimated the fair value of stock options using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected term (years)	6.0-6.3	6.0-6.1	5.5-6.3	5.5-6.1
Expected volatility	70%	71%	70-74%	71-73%
Risk-free interest rate	1.3%	1.5-1.9%	1.3-1.5%	1.4-1.9%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2016, we had $40.1 million of total unrecognized compensation expense related to nonvested employee and director stock options that we expect to recognize over a weighted-average period of 3.1 years.  Additionally, we had $20.5 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 1.4 years.

5.	Income Taxes

We realized an income tax benefit of $6.3 million and $20.4 million, respectively, for the three and nine months ended September 30, 2016 as compared to no tax expense for the three and nine months ended September 30, 2015.  The income tax benefit represents our ability to recover taxes accrued in 2015 based on existing tax law that allows us to carryback our 2016 or 2017 tax losses and/or credits to recover prior taxes.  The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations and we expect that our expenses will increase as we advance and expand our clinical development activities, in particular as we advance into later stages of clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from Human Genome Sciences, Inc. from our license and collaboration agreement for FP-1039. For the nine-month periods ended September 30, 2016 and 2015, we reported a net loss of $45.6 million and $46.5 million, respectively.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Third Quarter 2016 and Other Recent Highlights

Cabiralizumab

In October 2016, we initiated the Phase 1b portion of our clinical trial evaluating cabiralizumab in combination with Opdivo in multiple tumor types.

FPA144

In June 2016, the U.S. Food and Drug Administration, or the FDA, granted Orphan Drug Designation to FPA144 for the treatment of gastric cancer, including cancer of the gastroesophageal junction in patients whose tumors overexpress FGFR2b.  Orphan Drug Designation is granted by the FDA Office of Orphan Drug Products to products that treat rare diseases. The FDA defines rare diseases as those affecting fewer than 200,000 people in the United States. Orphan Drug Designation provides certain benefits and incentives, including a period of marketing exclusivity for the first marketing application if regulatory approval is received for the designated indication, potential tax credits for certain activities and waiver of certain administrative fees.

Clinical Pipeline

The following table shows the stage of development of our most advanced product candidates:

Cabiralizumab (FPA008)

Cabiralizumab in Immuno-Oncology

We are conducting a Phase 1a/1b clinical trial with BMS to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers. The trial is currently expected to enroll approximately 280 patients. In October 2016, we initiated the Phase 1b portion of the trial to evaluate the safety, tolerability and preliminary efficacy of the selected dose of cabiralizumab in combination with Opdivo in the following tumor settings:

•	second- or third-line non-small cell lung cancer (NSCLC, anti PD-1 therapy naïve);
•	anti PD-1 therapy resistant NSCLC (either de novo or acquired resistance);
•	second-line squamous cell carcinoma of the head and neck;
•	second-line pancreatic cancer;
•	third-line renal cancer;
•	third-line ovarian cancer; and
•	second-line glioblastoma multiforme (GBM).

We continue to enroll patients in the expansion of the Phase 1a portion of the trial to enable us to study the highest dose of cabiralizumab as monotherapy and as combination therapy with Opdivo in patients with certain tumor types beyond those addressed in the Phase 1b cohorts, including in patients whose tumors are refractory to PD-1 checkpoint inhibitors. We are conducting these additional Phase 1a activities in parallel with our conduct of the Phase 1b portion of the trial.

Cabiralizumab in PVNS

In January 2016, the FDA granted cabiralizumab Orphan Drug Designation for the treatment of PVNS.

We are conducting a Phase 2 clinical trial of cabiralizumab as a potential treatment for PVNS. During the Phase 2 expansion portion of the trial, we are evaluating tumor response rate and duration and measures of pain and joint function in PVNS patients.

FPA144

We are conducting a two-part Phase 1 clinical trial of FPA144 as a treatment for gastric cancer patients. We are currently enrolling patients in Part 2 of the trial in which we are evaluating the safety, pharmacokinetics, or PK, and efficacy of FPA144 in metastatic gastric cancer patients, with the aim of exploring the correlation between efficacy and FGFR2b overexpression.  We are conducting tumor testing for FGFR2b overexpression centrally using a proprietary immunohistochemistry, or IHC, assay to identify gastric cancer patients that have tumors that overexpress FGFR2b protein. Part 2 of the trial is designed to enroll gastric cancer patients whose tumor samples have high, moderate, low or no protein overexpression in four separate cohorts. Enrollment in the cohorts of patients with high or no overexpression began in November 2015.  In the third quarter of 2016, we opened enrollment in the cohorts of patients with moderate or low overexpression.

We also have opened for enrollment an additional cohort in this Phase 1 clinical trial to test FPA144 as a treatment for bladder cancer patients whose tumors overexpress the FGFR2b protein. We expect dosing of patients in this bladder cancer cohort could begin by the end of 2016 or beginning of 2017.

FP-1039

GSK is currently conducting a Phase 1b clinical trial of FP-1039 to evaluate the safety, tolerability, dosage, response rate and duration of response of FP-1039 in combination with chemotherapy in patients with malignant pleural mesothelioma.

GSK initiated the Phase1b clinical trial under a license and collaboration agreement, or the FP-1039 license, that we entered into with Human Genome Sciences in March 2011.

In March 2016, GSK delivered to us written notice of termination of the FP-1039 license for convenience.  Pursuant to the terms of the FP-1039 license, termination of the FP-1039 license became effective on September 5, 2016, which was 180 days after GSK’s notice of termination.  Pursuant to the terms of the FP-1039 license, we elected to have GSK complete the conduct of the Phase 1b clinical trial of FP-1039 that GSK is currently conducting, at GSK’s expense.

In June 2016, GSK determined not to recruit new malignant pleural mesothelioma patients into the Phase1b clinical trial beyond the 25 patients that had enrolled at the 15 mg/kg dose level because of potential FP-1039/GSK3052230 clinical supply limitations.  GSK continues to dose malignant pleural mesothelioma patients that had enrolled before June 2016.

We will base decisions on any future development of FP-1039 in mesothelioma on overall safety as well as the quantity and durability of responses in the ongoing Phase 1b clinical trial and other business considerations, such as drug supply and manufacturing.

Immuno-Oncology Drug Discovery and Preclinical Programs

We are currently focusing our internal research efforts in the area of immuno-oncology. Cancers grow and spread because tumor cells have developed ways to evade elimination by the immune system. For example, cancer cells make proteins that apply the “brakes” to immune cells and prevent the immune cells from killing the tumor cells. One of the most exciting recent discoveries in cancer therapy has been the identification of ways to release these “brakes” and allow the immune cells to once again kill tumor cells. This new approach has the potential of not only reducing tumor growth like traditional therapies, but potentially eliminating the cancer entirely in some patients.

We are applying all aspects of our biologics discovery platform to discover and validate targets that we believe could be useful in immuno-oncology and to generate therapeutic proteins, including antibodies and ligand traps, directed to these targets.  We have identified antibody targets and ligand traps for use in immuno-oncology and are actively screening for and validating additional targets. We generate and pre-clinically test protein therapeutics, including antibodies and ligand traps, directed to the targets we identify. We currently have three preclinical programs in which we have selected lead candidates and begun IND-enabling activities.  We plan to advance selected therapeutic candidates into clinical development, with a goal of filing at least one IND application for a new molecule per year for the foreseeable future, beginning in 2017.

Financial Overview

Collaboration and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners and licensees. We currently have an active immuno-oncology research collaboration and cabiralizumab license and collaboration agreement with BMS.  We completed the research term of our research collaboration in respiratory diseases with GSK and our fibrosis and CNS research collaboration with UCB Pharma S.A., or UCB, in July 2016 and March 2016, respectively.

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
R&D Funding
Cabiralizumab Collaboration - BMS	$1.8	$1.0	$4.6	$1.2
Immuno-oncology Research Collaboration - BMS	1.0	0.6	2.4	2.0
Respiratory Diseases Collaboration - GSK	0.1	1.0	2.4	3.1
Fibrosis and CNS Collaboration - UCB	—	0.2	0.1	0.6
Ratable Revenue Recognition
Cabiralizumab Collaboration - BMS	1.5	—	4.4	—
Immuno-oncology Research Collaboration - BMS	1.1	1.2	3.3	3.4
Respiratory Diseases Collaboration - GSK	0.1	0.7	0.8	2.0
Fibrosis and CNS Collaboration - UCB	0.8	0.8	2.3	2.3
Milestone and Contingent Payments
Respiratory Diseases Collaboration - GSK	0.3	0.3	1.8	0.3
Fibrosis and CNS Collaboration - UCB	—	0.1	0.2	0.1
Other License Revenue
bluebird bio License Agreement	—	—	0.1	1.5
Total	$6.7	$5.9	$22.4	$16.5

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

We have a research and development team that designs, manages and evaluates the results of all of our research and development activities. We conduct most of our core target discovery and early research and early preclinical activities internally and rely more heavily on third parties, such as clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, for the execution of our IND-enabling and development activities, such as GLP toxicology studies, drug substance and drug product manufacturing and the conduct of clinical trials. We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, our costs are often related to conducting target screening, evaluation and validation activities and conducting research activities with respect to selected targets and target pathways and are not necessarily allocable to a specific program. We assign costs for such activities to a distinct non-program related project code. We allocate research and development management, overhead, common usage laboratory supplies and facility costs on a full-time equivalent basis.

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Development programs:
Cabiralizumab	$5.6	$5.5	$13.0	$12.9
FPA144	4.0	2.0	13.0	4.4
FP-1039	0.1	0.1	0.2	0.2
Subtotal development programs	9.7	7.6	26.2	17.5
Preclinical programs	5.4	10.0	12.6	11.3
Discovery collaborations	1.7	3.9	7.4	11.5
Early research and discovery	7.1	3.2	18.7	8.9
Total research and development expenses	$23.9	$24.7	$64.9	$49.2

We expect that most of the research and development expenses we incur will continue to relate to activities to support our cabiralizumab and FPA144 development programs and our immuno-oncology preclinical, research and discovery efforts. We expect our research and development expenses to increase as we advance our development programs further and advance additional drug candidates into preclinical and clinical development, in particular as we increase the number and size of our clinical trials and as we expand our internal immuno-oncology preclinical, research and discovery efforts. We expect that our cabiralizumab and FPA144 development-related expenses will increase at a faster rate than our other internal program research and development expenses as we advance cabiralizumab through the Phase 2 clinical trial in PVNS and the Phase 1a/1b clinical trial in multiple cancers, and as we advance FPA144 into additional cohorts in part 2 of the Phase 1 trial. We expect our preclinical program expenses to continue to increase as we initiate additional therapeutic molecule campaigns and advance our preclinical programs toward and into IND-enabling studies.  We expect our discovery collaboration expenses to decline in 2016 due to the completion of the research terms of our respiratory diseases collaboration with GSK and our fibrosis and CNS collaboration with UCB in July 2016 and March 2016, respectively.

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

We expect our general and administrative expenses to increase as we expand our operations to support our increased research and development activities and due to increased stock-based compensation. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing and prosecuting patent applications and maintaining patents, to increase as our intellectual property portfolio expands.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 11, 2016. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2016 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended
	September 30,
(in millions)	2016	2015
Collaboration and license revenue	$6.7	$5.9
Operating expenses:
Research and development	23.9	24.7
General and administrative	9.1	5.2
Total operating expenses	33.0	29.9
Interest and other income, net	0.6	—
Loss before income tax	(25.7)	(24.0)
Income tax benefit	6.3	—
Net loss	$(19.4)	$(24.0)

Collaboration and License Revenue

Collaboration and license revenue increased by $0.8 million, or 13.6%, to $6.7 million for the three months ended September 30, 2016 from $5.9 million for the three months ended September 30, 2015. This increase was primarily due to an increase of $2.3 million of revenue from our cabiralizumab collaboration agreement with BMS that we entered into in October 2015, which was offset by a decrease of $1.5 million of revenue recognized under the respiratory diseases collaboration with GSK, the research term of which ended in July 2016.

Research and Development

Our research and development expenses decreased by $0.8 million, or 3.2%, to $23.9 million for the three months ended September 30, 2016 from $24.7 million for the three months ended September 30, 2015. This decrease was primarily due to a decrease of $4.6 million related to our preclinical programs and a $2.2 million decrease related to our discovery collaborations, which was offset by a $3.9 million increase related to advancing our early research and discovery programs and a $2.0 million increase related to advancing our FPA144 Phase 1 clinical trial. During the three months ended September 30, 2015, preclinical program expenses included $8.0 million related to our in-licensing of Inhibrx’s glucocorticoid-induced tumor necrosis factor receptor (GITR) antibody program.

General and Administrative

Our general and administrative expenses increased by $3.9 million, or 75.0%, to $9.1 million for the three months ended September 30, 2016 from $5.2 million for the three months ended September 30, 2015, primarily due to a $3.1 million increase in payroll and stock-based compensation costs.

Income Tax Benefit

We realized an income tax benefit of $6.3 million for the three months ended September 30, 2016 as compared to no tax expense for the three months ended September 30, 2015.  The income tax benefit represents our ability to recover taxes accrued in 2015 based on existing tax law that allows us to carryback our 2016 or 2017 tax losses and/or credits to recover prior taxes.  The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock-based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

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

Comparison for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Collaboration and license revenue	$22.4	$16.5
Operating expenses:
Research and development	64.9	49.3
General and administrative	25.3	14.0
Total operating expenses	90.2	63.3
Interest income and other expense, net	1.8	0.3
Loss before income tax	(66.0)	(46.5)
Income tax benefit	20.4	—
Net loss	$(45.6)	$(46.5)

Collaboration and License Revenue

Collaboration and license revenue increased by $5.9 million, or 35.8%, to $22.4 million for the nine months ended September 30, 2016 from $16.5 million for the nine months ended September 30, 2015. This increase was primarily due to an increase of $7.8 million of revenue from our cabiralizumab collaboration agreement with BMS that we entered into in October 2015, which was offset by a decrease of $1.9 million of revenue recognized under the respiratory diseases collaboration with GSK, the research term of which ended in July 2016.

Research and Development

Our research and development expenses increased by $15.6 million, or 31.6%, to $64.9 million for the nine months ended September 30, 2016 from $49.3 million for the nine months ended September 30, 2015. This increase was primarily due to an increase of $8.6 million related to advancing our FPA144 Phase 1 clinical trial, a $9.8 million increase in our early research and discovery programs and a $1.3 million increase in our preclinical programs, which was offset by a $4.1 million decrease in discovery collaboration expenses.

General and Administrative

Our general and administrative expenses increased by $11.3 million, or 80.7%, to $25.3 million for the nine months ended September 30, 2016 from $14.0 million for the nine months ended September 30, 2015. This increase was primarily due to a $9.9 million increase in payroll and stock-based compensation costs.

Income Tax Benefit

We realized an income tax benefit of $20.4 million for the nine months ended September 30, 2016 as compared to no tax expense for the nine months ended September 30, 2015.  The income tax benefit represents our ability to recover taxes accrued in 2015 based on existing tax law that allows us to carryback our 2016 or 2017 tax losses and/or credits to recover prior taxes.  The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock-based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

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

Liquidity and Capital Resources

As of September 30, 2016, we had $440.7 million in cash and cash equivalents and marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 12 months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of September 30, 2016 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Net cash used in operating activities	$(64.8)	$(44.5)
Net cash used in investing activities	(22.1)	(15.6)
Net cash (used in) provided by financing activities	(6.7)	81.8

Net Cash Used in Operating Activities

Net cash used in operating activities was $64.8 million during the nine months ended September 30, 2016 and consisted of net loss of $45.6 million offset by $36.5 million in net non-cash charges, and $55.7 million from changes in operating assets and liabilities.  Net non-cash charges included $1.2 million of depreciation and amortization expenses, $22.8 million for stock-based compensation expense, $9.7 million for deferred income taxes and $3.3 million for amortization of premium on marketable securities.  The change in operating assets and liabilities was primarily due to a $41.5 million reduction in income tax payable due to a $14.7 million income tax payment during the period and tax benefits from the carryback of the first nine months of 2016 net operating loss, and a $12.6 million reduction in deferred revenue from the recognition of revenue in the current period for cash received from collaboration partners in prior periods.

Net cash used in operating activities was $44.5 million during the nine months ended September 30, 2015. The net loss of $46.5 million was offset by non-cash charges of $1.3 million for depreciation and amortization, $5.1 million for stock-based compensation expense and $1.5 million for amortization of premium on marketable securities. The net change in operating assets and liabilities was $5.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $22.1 million and $15.6 million during the nine months ended September 30, 2016 and 2015, respectively.  Net cash used in investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Purchases of property and equipment were $2.1 million and $1.5 million during the nine months ended September 30, 2016 and 2015, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $6.7 million during the nine months ended September 30, 2016, primarily related to $14.1 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards offset by $6.7 million received from employee stock option exercises and $0.7 million from excess tax benefits from employee equity incentive plans.

Net cash provided by financing activities was $81.8 million during the nine months ended September 30, 2015, primarily related to the net proceeds of $78.7 million from our 2015 underwritten public offering. Additionally, we received $3.1 million from employee stock option exercises for the nine months ended September 30, 2015.

Contractual Obligations and Contingent Liabilities

During the three months ended September 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2016, we had cash and cash equivalents and marketable securities of $440.7 million, consisting of bank deposits, interest-bearing money market accounts and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately five months and the longest maturity is twelve months.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from Bristol-Myers Squibb Company, or BMS, from our license and collaboration agreement for cabiralizumab (FPA008), and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the nine months ended September 30, 2016, we reported a net loss of $45.6 million.

Although we may from time to time report profitable results, we generally expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.  The net losses we incur may fluctuate significantly from quarter to quarter.  We expect our operating expenses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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
•

establish and maintain supply and manufacturing relationships with third parties to ensure adequate, timely and compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•

launch and commercialize future product candidates for which we obtain marketing approval, if any, and if launched independently, successfully establish a sales force, marketing and distribution infrastructure;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;
•	successfully develop, validate and obtain any necessary regulatory approvals of companion diagnostics to our product candidates on a timely basis;
•	achieve market acceptance for our or our partners’ products, if any;
•	acquire rights to and otherwise establish, maintain and protect intellectual property necessary to develop and commercialize our product candidates; and
•	attract, hire and retain qualified personnel.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. Although we have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and as we increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to acquire or develop new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

•

the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, maintaining, defending and enforcing any patents or other intellectual property rights;

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

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets. To date, we have three product candidates, cabiralizumab, FPA144 and FP-1039, in clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to identify and validate new targets and identify and advance preclinical product candidates into and through clinical development. The outcome of preclinical studies of our product candidates may not predict the success of clinical trials. Moreover, preclinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed in clinical development. Our inability to successfully complete preclinical development of our product candidates could result in additional costs to us or impair our ability to generate product revenues or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

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

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•	deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;
•	failure of third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;
•	delays in the testing, validation, manufacturing and delivery of product candidates to clinical sites;
•

for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories and the transfer and validation of assays or tests used to identify selected patients;

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

For example, we are conducting a Phase 1/2 clinical trial of cabiralizumab in patients with PVNS, which is a rare, locally aggressive CSF1-driven tumor of synovium for which there are no currently approved therapies.  Very little data regarding the incidence and prevalence of PVNS exist and published data suggest that the incidence of PVNS may be as low as 11.5 per 100,000.  We expect that the limited size of the PVNS patient population will limit patient enrollment rates.  Also, we know that Plexxikon Inc. has begun a Phase 3 clinical trial of its PLX3397 candidate in PVNS and Roche has clinically tested its RG7155 antibody in PVNS patients.  If Plexxikon or Roche continue the clinical development of their products in PVNS, we would potentially compete with them for the enrollment in this rare patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our Phase 1/2 clinical trial of cabiralizumab in PVNS.  Also, although we believe selecting patients using companion diagnostics should increase the probability of success in our clinical trial of FPA144 in gastric cancer, this will limit the number of patients eligible for enrollment.

There is significant competition for recruiting patients in the clinical trials we and our partners are conducting and plan to conduct, and we or our partners may be unable to timely enroll the patients necessary to complete clinical trials on a timely basis or at all.

We may not successfully identify, test, develop or commercialize potential product candidates, which may force us to abandon our development efforts for a program or programs.

The success of our business depends primarily upon our ability to identify and validate new protein therapeutic targets, including through the use of our discovery platform, and identify, test, develop and commercialize protein therapeutics, which we may develop ourselves or in-license from others. Our research efforts may initially show promise in discovering potential new protein therapeutic targets or candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	our research methodology, including our screening technology, may not successfully identify medically relevant protein therapeutic targets or potential product candidates;
•

we tend to identify and select from our discovery platform novel, untested targets that may be challenging to validate because of the novelty of the target or that we may fail to validate at all after further research work;

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

The occurrence of any of these events may force us to abandon our development efforts for a program or programs, which would have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. Research programs to identify new product targets and candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential discovery efforts, programs or product candidates that ultimately prove to be unsuccessful.

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

We depend on third-party manufacturers for the manufacture of drug substance and drug product for clinical trials and on additional third parties for our supply chain. Any problems we experience with any of these third parties could delay the manufacturing of our product candidates, which could harm our results of operations.

We have process development and small-scale manufacturing capabilities. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization.  In the past we have and we expect in the future to engage third parties for the manufacture of bulk drug substance and drug product for our products for our clinical trials.

For example, BMS has the exclusive right to manufacture cabiralizumab. Under our cabiralizumab collaboration agreement with BMS, BMS will supply us with cabiralizumab, at its cost and expense, for our use in the conduct of our clinical trial evaluating cabiralizumab in combination with Opdivo in multiple tumor types and our Phase 2 clinical trial of cabiralizumab in patients with PVNS and will supply us with cabiralizumab for our conduct of our independent development activities with respect to cabiralizumab in exchange for a service fee.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

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

If we or any third party that we engage to assist us are unable to successfully develop a companion diagnostic for FPA144 or experience delays in doing so:

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

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties, which may inhibit our ability to commercialize our products and generate revenue.

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

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have better safety profiles than our products and these competitors may also be more successful than us in manufacturing and marketing their products.

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

If cabiralizumab were approved for the treatment of cancer or PVNS, it could face competition from products currently in development as single agents and/or in combination with anti-PD1/PD-L1 agents, including Roche’s emactuzumab (RO5509554, RG7155) anti-CSF1R antibody, Lilly’s IMC-CS4/LY3022855 anti-CSF1R antibody, Amgen’s AMG 820 anti-CSF1R antibody, Syndax Pharmaceuticals Inc.’s UCB6352 anti-CSF1R monoclonal antibody, Novartis’ BLZ945 CSF1R-directed small molecule, Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s pexidartinib (PLX3397) and PLX73086 small molecule tyrosine kinase inhibitors, or TKIs, Array Biopharma’s ARRY-382 CSF1R small molecule TKI or Deciphera Pharmaceuticals’ DCC-3014 CSF1R small molecule TKI, with respect to immuno-oncology, and Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s pexidartinib and PLX73086 small molecule TKIs or Novartis AG’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as cabiralizumab.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan and docetaxel or CyramzaTM (ramucirumab), and from products currently in early development, including AstraZeneca plc’s AZD-4547 and JNJ-42756493 pan-FGFR small molecules and Daiichi Sankyo’s DS-1123 FGFR2 non isoform specific antibody, as well as antibodies that bind to PD-1/PD-L1, including BMS’s Opdivo, Merck’s pembrolizumab (Keytruda®), Merck Serono/Pfizer’s avelumab, and AstraZeneca/MedImmune’s tremelimumab anti-CTLA4 antibody and durvalumab (MEDI4736) anti-PD-L1 antibody.

If FP-1039 were approved for the treatment of mesothelioma, it could face competition from currently approved and marketed products, such as cisplatin and pemetrexed, or products in development, such as Boehringer Ingelheim’s FGF/PDGF/VEGF receptor kinase inhibitor nintedanib (BIBF 1120), Genentech/Roche’s bevacizumab (Avastin®), AstraZeneca/MedImmune’s tremelimumab anti-CTLA4 antibody or durvalumab (MEDI4736) anti-PD-L1 antibody, Merck’s pembrolizumab (Keytruda®) anti-PD1 antibody or BMS’s Opdivo anti-PD1 antibody used in combination with BMS’s ipilimumab (Yervoy®) anti-CTLA-4 antibody.

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

We may become subject to product liability lawsuits, which could cause us to incur substantial liabilities and may limit commercialization of any products we may develop.

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

We are experiencing significant growth in our operations as we expand the scope of our research and clinical activities, including our conduct of a Phase 1/2 clinical trial of cabiralizumab in PVNS, a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo in multiple cancers, a Phase 1 clinical trial of FPA144 in gastric cancer and our preclinical development and immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may appeal more to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates and our business will be limited.

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

We granted BMS an exclusive global license to develop and commercialize cabiralizumab, subject to certain rights retained by us. Our development collaboration with BMS on cabiralizumab may not be scientifically, medically or commercially successful due to a number of factors, including the following:

•	cabiralizumab may fail to demonstrate in clinical trials sufficient efficacy with an acceptable safety profile to support regulatory approval;
•	BMS may be unable to manufacture sufficient quantities of cabiralizumab in a timely or cost-effective manner;
•	BMS may be unable to obtain regulatory approval to commercialize cabiralizumab even if clinical and preclinical testing is successful;
•	BMS may not succeed in obtaining sufficient reimbursement for cabiralizumab; and
•	existing or future products or technologies developed by competitors may be safer, more effective or more conveniently delivered than cabiralizumab.

In addition, we could be adversely affected by:

•	BMS’s failure to timely perform its obligations under our collaboration agreement;
•	BMS’s failure to timely or fully develop or effectively commercialize cabiralizumab; or
•	a material contractual dispute with BMS.

Any of the foregoing could adversely impact the likelihood and timing of any milestone payments we are eligible to receive and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

BMS can terminate our collaboration agreement under certain conditions and without cause and, in some cases, on short notice. BMS could also separately pursue alternative potentially competitive products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by cabiralizumab.

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

Our success depends in significant part on our and our licensors’, licensees’ or collaborators’ ability to establish, maintain and protect patents and other intellectual property rights and operate without infringing the intellectual property rights of others. We have filed numerous patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have discovered. We have also licensed from third parties rights to patents and other intellectual property. Some of these licenses give us the right to prepare, file and prosecute patent applications and maintain and enforce patents we have licensed. Other licenses may not give us such rights.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensors’, licensees’ or collaborators’ pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our or our licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where available in countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for our non-compliance with these requirements.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $54.52 through November 3, 2016. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

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

As of September 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 49% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: November 4, 2016	Lewis T. Williams
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: November 4, 2016	Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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