Form 10-K
period 2016-12-31
FIVE PRIME THERAPEUTICS INC
filed 2017-02-24
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.1 billion, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2016 of $41.35 per share. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 17, 2017, the registrant had 28,957,118 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the 2017 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments and/or royalties, and the timing of such payments;
•	our or our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	the ability to negotiate adequate reimbursement and pricing for our drug candidates by third parties and government authorities;
•	developments relating to our competitors' and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

ii

PART I.

Item 1. Business.

Our Company

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. We currently have three product candidates in clinical development covering multiple potential indications. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are still needed. We have an emphasis in immuno-oncology, an area in which we have clinical and discovery programs and product and discovery collaborations. In addition, we plan to use companion diagnostics for our clinical programs where appropriate to allow us to select patients most likely to benefit from treatment. Our most advanced product candidates are identified below.

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

•

FP-1039 is a fusion protein that “traps” and neutralizes cancer-promoting fibroblast growth factors, or FGFs, involved in cancer cell proliferation and new blood vessel formation that is in Phase 1b clinical development to treat patients with malignant pleural mesothelioma.

We have a differentiated target discovery platform and library of more than 5,700 human transmembrane and extracellular soluble proteins that we believe encompasses substantially all of the body’s medically important targets for protein therapeutics. We have identified approximately 700 of these proteins, which we refer to as the immunome, that we believe modulate immune cell interactions and may be important in understanding and treating cancer patients using immuno-oncology therapeutics. Our target discovery platform and capabilities uniquely position us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and the focus of our research activities. We are applying all aspects of our biologics discovery platform, including cell-based screening, immunome-by-immunome screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, in our immuno-oncology research program. We have identified several targets that we believe could be useful in immuno-oncology that we are actively validating, and we are also looking for additional targets. We generate and preclinically test therapeutic proteins, including antibodies and ligand traps containing or directed to the targets we identify. We plan to advance selected therapeutic candidates into clinical development, with a goal of filing at least one Investigational New Drug, or IND, application for a new molecule each year beginning in 2017.

Our Strategy

Our goal is to use our differentiated target discovery platform and library to maintain our leadership position in the discovery of innovative protein therapeutic targets and to build a leadership position in the development and commercialization of immuno-oncology therapeutics. The key elements of our strategy to achieve this goal are:

•

Focus on immuno-oncology protein therapeutics. Cancer therapeutics accounted for over $107 billion in global sales in 2015, and immuno-oncology therapeutics represent a growing portion of these sales. However, there continues to be significant medical needs for innovative and effective therapies to treat cancer. With the productivity of our target discovery platform and the significant experience and expertise of our research, preclinical and clinical scientists in the field of immuno-oncology, we believe we are well positioned to identify new targets and to develop effective, innovative protein therapeutics.

•

Continue to advance and expand our internal pipeline. Three of our product candidates, cabiralizumab, FPA144 and FP-1039, are currently in clinical development, and three others, FPA150, FPA154 and FPT155 are in IND-enabling studies. We plan to focus our resources on the further development of these product candidates, discovering and developing new therapeutic candidates with our platform, and potentially in-licensing additional product rights from third parties to expand our development pipeline.

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

•

Build a commercial enterprise by retaining rights for products in targeted specialty markets. We plan to build sales and marketing capabilities in selected specialty markets in the United States that we can adequately serve as we work toward becoming a focused commercial organization. We currently have global rights to all our product candidates, except for cabiralizumab. Our cabiralizumab collaboration agreement with BMS provides us with an option to co-promote cabiralizumab in the United States.

Our Pipeline

Clinical Programs

Cabiralizumab

Cabiralizumab is an antibody that inhibits CSF1R. CSF1R is a cell surface protein that controls the survival and function of certain immune response cells called monocytes and macrophages. Monocytes and macrophages are elevated or activated in multiple disease settings. In cancer, macrophages suppress the immune system’s ability to kill cancer cells. In joint diseases, macrophages contribute to inflammation and, in diseases such as PVNS, can form tumor masses. Cabiralizumab blocks the activation and survival of these cell types. In many cancers, inhibition of CSF1R reduces the number of immunosuppressive tumor-associated macrophages, or TAMs, thereby facilitating an immune response against tumors. The staining images in Figure 1 below show the inhibitory effect cabiralizumab has on TAMs in a tumor model. We believe the combination of cabiralizumab with T cell checkpoint inhibitors, such as PD-1 inhibitors, or immune agonists may have synergistic therapeutic effects in treating cancer.

Figure 1: Inhibition of Tumor-Associated Macrophages by Cabiralizumab

F4/80 Staining for Macrophages in the MC38 Tumor Model

Using our differentiated target discovery platform and library, we discovered a protein called interleukin-34, or IL-34, that is a key regulator of monocyte and macrophage numbers and activity. Once we discovered IL-34, we were able to use our protein library and ligand-receptor matching technology to identify its receptor, CSF1R. This receptor is known to be expressed on the surface of monocytes and macrophages. Before our discovery of IL-34, CSF1R was thought to have only one ligand called CSF1. Both CSF1 and IL-34 bind to and activate CSF1R and therefore promote the survival and activity of monocytes and macrophages. Cabiralizumab blocks the binding of both CSF1 and IL-34 to CSF1R and thereby inhibits the activity and survival of these cells (Figure 2).

Figure 2: Cabiralizumab Mechanism of Action

Cabiralizumab in Immuno-Oncology

We believe that there is a strong rationale for combining cabiralizumab with checkpoint inhibitors to treat cancer, including that:

•	TAMs are immunosuppressive and act by inhibiting CD8 T cell responses while enhancing recruitment and differentiation of regulatory T cells, or Tregs;
•	TAMs often correlate with poor prognosis in cancer patients;
•	TAMs appear to be sensitive to CSF1R inhibition; and
•

we believe that CSF1R inhibition in combination with checkpoint inhibitors (e.g., anti-PD1 or anti-CTLA-4 antibodies) or immune agonists (e.g., anti-CD40 antibodies) may synergistically induce tumor regressions.

These points suggest that combining an anti-CSF1R antibody, such as cabiralizumab, with an anti-PD1 antibody, such as Opdivo, may benefit cancer patients. In preclinical studies, we observed cabiralizumab to be highly effective in blocking the growth of pancreatic tumors when combined with an anti-PD1 antibody and gemcitabine, as shown in Figure 3 below.

Figure 3: Tumor Weight Reduction of Cabiralizumab in Combination with Anti-PD1 Antibody and Gemcitabine

We initially tested cabiralizumab in a Phase 1 clinical trial in healthy volunteers and rheumatoid arthritis subjects to obtain data on safety, pharmacokinetics, or PK, and biomarkers in doses of up to 10 mg/kg. During the trial, we administered cabiralizumab to a total of 54 subjects. All adverse events observed were Grade 1 or Grade 2, despite exposure to cabiralizubmab at doses up to 10 mg/kg, and were reversible. The most common treatment-related adverse event was eyelid/periorbital edema, which is a class effect for compounds targeting the CSF1R pathway. We observed modulation of CD14+CD16++ non-classical monocytes and bone turnover markers and dose-dependent increases in serum CSF1 and IL-34 levels in the trial, both of which demonstrated the anti-CSF1R effect of cabiralizumab.

We are currently conducting a Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers. The trial is currently expected to enroll approximately 280 patients. In October 2016, we initiated the Phase 1b portion of the trial to evaluate the safety, tolerability and preliminary efficacy of the selected dose of cabiralizumab in combination with Opdivo in the following tumor settings:

•	second- or third-line non-small cell lung cancer, or NSCLC (anti PD-1 therapy naïve);
•	anti-PD-1 therapy resistant NSCLC (either de novo or acquired resistance);
•	second-line squamous cell carcinoma of the head and neck;
•	second-line pancreatic cancer;
•	third-line renal cancer;
•	third-line ovarian cancer; and
•	second-line glioblastoma multiforme, or GBM.

We continue to enroll patients in an expansion of the Phase 1a portion of the trial to enable us to study the dose of cabiralizumab selected for expansion in the Phase 1b portion of the trial as monotherapy and as combination therapy with Opdivo in patients with certain tumor types beyond those addressed in the Phase 1b cohorts, including in patients whose tumors are refractory to PD-1 checkpoint inhibitors. We are conducting these additional Phase 1a activities in parallel with  the Phase 1b portion of the trial.

We also believe that cabiralizumab may have additive or synergistic therapeutic effects when combined with other T cell checkpoint inhibitors, in addition to PD-1 inhibitors such as Opdivo, or immune agonists. We plan to continue to evaluate the potential clinical development of cabiralizumab in combination with these other checkpoint inhibitors and immune agonists.

Cabiralizumab in PVNS

PVNS is a rare neoplastic joint disease, characterized by a locally aggressive tumor of the synovium. It is characterized by local overexpression of CSF1, which recruits macrophages into the joints, forming the non-malignant tumor mass. It is associated with high morbidity, and there are no approved therapies for the condition. We believe that administering cabiralizumab to PVNS patients will reduce infiltration of monocytes and macrophages into affected joints of these patients and inhibit the activity and survival of the monocytes and macrophages that form the bulk of the tumor mass, resulting in tumor shrinkage, pain reduction and increased use of the affected joint.

There are two primary forms of PVNS: localized and diffuse. In localized PVNS, the tumor involves the tendons that support the affected joint or occurs in just one area of the affected joint. Localized PVNS is often surgically resectable and typically responds well to surgical treatment. Diffuse PVNS is more widespread throughout an entire joint, tends to be more destructive, may not be resectable and is more difficult to treat. We are conducting a Phase 1/2 clinical trial of cabiralizumab as a potential treatment for diffuse PVNS. During the Phase 2 expansion portion of the trial, we are evaluating tumor response rate and duration and measures of pain and joint function in PVNS patients. We expect to complete patient enrollment in the planned Phase 2 portion of the trial in the first half of 2017. During 2017, we plan to seek guidance from regulatory authorities on advancing cabiralizumab to a pivotal trial in diffuse PVNS patients.

In January 2016, the U.S. Food and Drug Administration, or the FDA, granted cabiralizumab Orphan Drug Designation for the treatment of PVNS. Orphan Drug Designation is granted by the FDA Office of Orphan Drug Products to products that treat rare diseases. The FDA defines rare diseases as those affecting fewer than 200,000 people in the United States.

In December 2016, the European Commission, following an evaluation by the European Medicines Agency’s Committee for Orphan Medicinal Products, designated cabiralizumab as an orphan medicinal product for the treatment of PVNS. The European Commission grants orphan medicinal product designation to products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union.

Orphan Drug Designation in the United States and orphan medicinal product designation in the European Union each provide certain benefits and incentives in their respective jurisdictions, including a period of marketing exclusivity for the first marketing application if regulatory approval is received for the designated indication, potential tax credits for certain activities and waiver of certain administrative fees.

FPA144

FPA144 is an antibody that inhibits FGFR2b that we are initially developing to treat a subset of gastric (stomach) cancer patients whose tumors overexpress FGFR2b, as determined by an immunohistochemistry, or IHC, diagnostic test. This subset of tumors that overexpress the FGFR2b protein is associated with lower overall survival. We are working with a third party specializing in companion diagnostic development in order to develop an IHC companion diagnostic to identify gastric cancer patients who have FGFR2b overexpressing tumors and who would be most likely to benefit from treatment with FPA144.

We believe that FPA144 acts on tumor cells in two ways:

•	FPA144 binds to FGFR2b and blocks certain FGFs from binding to FGFR2b, preventing these FGFs from promoting the growth of the tumor cells; and
•

once FPA144 binds to FGFR2b on the surface of the tumor cell, FPA144 recruits natural killer, or NK, immune cells into the tumor microenvironment to kill the tumor cell in a process called antibody-dependent cell-mediated cytotoxicity, or ADCC.

Clinical Development of FPA144. We are conducting a Phase 1 clinical trial of FPA144 as a treatment for gastric cancer. We completed the dose escalation portion of the trial in 19 patients with solid tumors and 8 gastric cancer patients in 2016. We are currently enrolling patients in the expansion portion of the trial in which we are evaluating the safety, PK and efficacy of FPA144 in metastatic gastric cancer patients, with the aim of exploring the correlation between efficacy and FGFR2b overexpression. We are conducting tumor testing for FGFR2b overexpression centrally using a proprietary IHC assay to identify patients who have tumors that overexpress the FGFR2b protein. We are enrolling gastric cancer patients in four separate cohorts based on whether a patient’s tumor sample has high, moderate, low or no FGFR2b protein overexpression. We began enrollment in the cohorts of patients with high and no overexpression in November 2015. In the third quarter of 2016, we opened enrollment in the cohorts of patients with moderate and low overexpression.

We also have opened for enrollment an additional cohort in this Phase 1 clinical trial to test FPA144 as a treatment for bladder cancer patients whose tumors overexpress FGFR2b.

In June 2016, we presented safety and tolerability data from 27 patients and PK data from 23 patients from our Phase 1 clinical trial at the American Society of Clinical Oncology's (ASCO) 2016 Annual Meeting. In that trial, we tested FPA144 in advanced solid tumors up to 15 mg/kg in the first 40 patients. We did not observe any dose-limiting toxicities or a maximum-tolerated dose in Part 1. The most common treatment-emergent adverse events were Grades 1 or 2 and self-limiting. Unlike small molecule FGF receptor kinase inhibitors, which block signaling through a broad number of FGF receptors and can lead to hyperphosphatemia, no treatment-related hyperphosphatemia was observed in patients treated with FPA144. The most common treatment-related adverse events were: fatigue (22.5%), nausea (20.0%), vomiting (12.5%), diarrhea (7.5%), dry eye (7.5%), keratitis (7.5%), an increase in lacrimation (7.5%) and pruritus (7.5%).

We observed preliminary anti-tumor activity with FPA144 monotherapy in patients with gastric cancer whose tumors overexpress the FGFR2b protein who were enrolled in the trial as well as an urothelial bladder cancer patient who was enrolled in the dose escalation portion of the trial. Based on radiographic assessments by RECIST 1.1 of anti-tumor activity in the nine patients who had FGFR2b-overexpressing gastric cancer, we observed, as of April 1, 2016, the data cutoff date:

•	three confirmed partial responses (one each at the 6 mg/kg, 10 mg/kg and 15 mg/kg dose levels);
•	four confirmed stable disease responses (one each at the3 mg/kg and 10 mg/kg dose levels and two at the 15 mg/kg dose level); and
•	two progressive disease responses (one each at the 10 mg/kg and 15 mg/kg dose levels).

We also observed a confirmed complete response by computed tomography (RECIST 1.1) and metabolic response by PET in the urothelial bladder cancer patient who received 3 mg/kg in the dose escalation portion of the trial. Based on the activity observed, we tested the bladder cancer patient’s tumor for FGFRb expression and determined that the patient’s tumor overexpressed the FGFR2b protein. This observation suggests that FPA144 may be efficacious in tumors other than gastric with FGFR2b protein overexpression.

Because the observed incidence of gastric cancer is higher in Asian populations than in other populations, we plan to initiate a Phase 1 clinical trial in Japan in the second half of 2017.

We plan to initiate in 2017 a Phase 1b trial to evaluate FPA144 in combination with standard of care chemotherapy as a potential treatment for newly diagnosed or advanced gastric cancer patients. During 2017, we plan to seek guidance from regulatory authorities on our plans to advance FPA144 in combination with standard of care chemotherapy to a pivotal trial in first-line or second-line gastric cancer patients whose tumors overexpress FGFR2b. We plan to continue evaluating whether FPA144 may have use as a treatment for other types of cancer.

In conjunction with developing FPA144 as a therapeutic for gastric cancer, we are developing a proprietary IHC assay in collaboration with a diagnostic development company to use as a companion diagnostic to identify gastric cancer patients whose tumors overexpress FGFR2b. We plan to develop the companion diagnostic in parallel with our clinical development of FPA144 and to pursue regulatory approval of the companion diagnostic concurrently with regulatory approval of FPA144. In addition, we are investigating whether FGFR2b overexpression due to FGFR2 gene amplification can be detected in circulating tumor DNA, which is DNA shed from tumors that circulates in blood plasma outside of cells, to determine whether we can consider developing a blood-based (liquid biopsy) assay as a companion diagnostic to identify gastric cancer patients whose tumors overexpress FGFR2b.

In April 2016, we presented preclinical data at the 2016 American Association for Cancer Research (AACR) Annual Meeting from our evaluation of the immune cell recruitment and anti-tumor effects of FPA144 in the orthotopic 4T1 model of breast cancer in mice.

Market Opportunity. Globally, gastric cancer is the sixth most common malignancy with the third highest mortality. In the United States, the prevalence of gastric cancer is approximately 74,000 patients, of which we believe approximately 3,700 have FGFR2 gene-amplified tumors that overexpress FGFR2b and are more likely to respond to FPA144, and globally, the prevalence of gastric cancer is approximately 1.5 million patients, of which we believe approximately 75,000 have FGFR2 gene-amplified tumors that overexpress FGFR2b and are more likely to respond to FPA144.

In June 2016, the FDA granted Orphan Drug Designation to FPA144 for the treatment of gastric cancer, including cancer of the gastroesophageal junction in patients whose tumors overexpress FGFR2b. We believe that our clinical development organization is well suited to conduct such a focused, capital-efficient clinical development plan for FGFR2b overexpressing gastric cancer.

We plan to develop and commercialize FPA144 ourselves in the United States and possibly Canada and Europe. We plan to seek a collaborator to commercialize FPA144 in other countries.

FP-1039

FP-1039 is a protein therapeutic that we designed to “trap” and neutralize cancer-promoting FGFs. These FGFs act by binding to and activating fibroblast growth factor receptors, or FGFRs. FGFs and FGFRs regulate tumor cell proliferation and the growth of new blood vessels, a process called angiogenesis. The FGF family consists of 22 known proteins called ligands that exert their physiological effect on cells by binding to four FGFRs (FGFR1, FGFR2, FGFR3 and FGFR4). Dysregulation of the FGF pathway has been linked to the growth of human tumors and poor patient prognosis.

FP-1039 may provide clinical benefit in certain tumor settings by trapping FGF ligands such as FGF-2 that are overexpressed or over-produced by tumor cells and promote tumor growth through angiogenesis. By triggering angiogenesis, cancerous cells can fuel their metabolic needs and direct their own uncontrolled cell division. Mesothelioma tumors have some of the highest overexpression levels of FGF-2 and is a tumor setting that has a high unmet need for effective treatments.

Unlike other therapies directed to FGFR1 that indiscriminately block all FGFs, FP-1039 is designed to only block cancer-promoting FGFs that bind to FGF receptor 1, or FGFR1, and therefore may be associated with better tolerability than other known product candidates that target the FGF pathway less selectively, such as certain small molecule FGFR tyrosine kinase inhibitors. For example, FP-1039 does not bind to an FGF called FGF-23, which regulates phosphate levels in the blood, and therefore FP-1039 does not change phosphate levels in the blood. This is in contrast to certain small molecule inhibitors of FGF receptors that block the activity of both cancer-associated FGFs and FGF-23 and are reported to cause abnormally high phosphate levels in the blood, a condition known as hyperphosphatemia. High phosphate levels can lead to calcification in tissues, including blood vessels. We expect that FP-1039 could be used in dosages high enough to fully block cancer-promoting FGFs, and that it has the potential to be safely combined with standard of care chemotherapy.

Clinical Development of FP-1039. We completed a Phase 1 clinical trial of FP-1039 designed to assess the safety, tolerability and PK of single-agent FP-1039 administered weekly to 39 subjects with a variety of metastatic tumors. During the Phase 1 clinical trial, no maximum tolerated dose was observed and FP-1039 treatment was not associated with hyperphosphatemia or retinal detachment. We also studied blood levels of FGF-2, one of the most important cancer-promoting FGFs, and observed a significant decrease of FGF-2 in all patients tested.

In March 2011, we licensed to Human Genome Sciences, Inc., or HGS, rights to develop and commercialize FP-1039 in the United States, the European Union and Canada. In August 2012, GlaxoSmithKline, or GSK, acquired HGS and HGS is now a wholly owned subsidiary of GSK. HGS/GSK terminated its license to FP-1039 for convenience effective September 5, 2016.

Prior to GSK’s termination of the FP-1039 license, GSK had initiated a Phase 1b clinical trial of FP-1039 to evaluate the safety, tolerability, dosage, response rate and duration of response of FP-1039 in combination with front-line pemetrexed and cisplatin in malignant pleural mesothelioma, or MPM, patients. In June 2016, GSK completed enrollment of MPM patients at an expansion dose of 15 mg/kg in the Phase 1b clinical trial and GSK is currently dosing and following patients that remain on the study. Pursuant to the terms of the FP-1039 license, we elected to have GSK complete the conduct of this Phase 1b clinical trial, at GSK’s expense.

In June 2016, GSK presented preliminary clinical safety and efficacy data from the Phase 1b trial in mesothelioma patients at the ASCO 2016 Annual Meeting. We and GSK plan to present updated response rate, duration of response and progression-free survival data from the Phase 1b clinical trial at a scientific or medical conference in the second half of 2017.

Market Opportunity. We believe there are currently no approved therapies that specifically block FGFs or FGFRs. We believe selected patients with FGF pathway dysregulation, which has been linked to the growth of human tumors and poor patient prognosis, would be most likely to benefit from treatment with FP-1039. Mesothelioma has the highest FGF-2 levels among various cancers that we have evaluated and a majority of mesothelioma patients have tumors with abnormally high levels of FGF-2. Mesothelioma is an orphan indication in the United States with a prevalence of about 4,000 patients and incidence of about 3,000 patients. Worldwide, there are a total of approximately 14,000 cases of mesothelioma diagnosed each year.

We will base decisions on any future development of FP-1039 in mesothelioma on overall safety as well as the objective response rate, disease control rate, and progression-free survival duration in the ongoing Phase 1b clinical trial and other business considerations, such as drug supply and manufacturing.

Preclinical Programs

FPA150

FPA150 is a CD8 T cell checkpoint inhibitor antibody that targets B7-H4. B7-H4 is a member of the B7 family of checkpoint inhibitors and shares significant homology with the other B7 family members, including PD-L1 and PD-L2. B7-H4 is expressed in several human tumors, including breast, ovarian, endometrial, lung and pancreatic cancers, and its expression correlates with poor prognosis. We designed FPA150 to target tumor cells through two distinct mechanisms of action: (i) by blocking B7-H4 from sending an inhibitory signal to CD8 T cells, and (ii) by enhancing ADCC against B7-H4-expressing tumor cells.

We are currently conducting IND-enabling activities for FPA150, with the goal of filing an IND in the fourth quarter of 2017.

FPA154

FPA154 is a tetravalent agonistic antibody that activates glucocorticoid-induced tumor necrosis factor receptor, or GITR. We identified GITRL, the ligand that binds to and activates GITR, as one of the most potent inhibitors of tumor growth in our in vivo screens. GITR is a protein that is selectively expressed on effector T cells and regulatory T cells, or Tregs, and is believed to activate an immune response against tumor cells. GITR expression is highest on activated and intratumoral Tregs. As a tetravalent antibody, FPA154 promotes more efficient GITR crosslinking and signaling through GITR than conventional bivalent GITR antibodies and is designed to have improved CD8 T cell activity in conjunction with significant Treg depletion activity. In preclinical studies, agonist antibodies such as FPA154 have demonstrated the ability to induce tumor regressions, particularly when administered in combination with other immuno-oncology therapies, such as PD-1 antibodies.

We are currently conducting IND-enabling activities for FPA154, with the goal of filing an IND in the fourth quarter of 2017.

FPT155

FPT155 is a soluble CD80-Fc fusion protein that modulates three signaling pathways that we believe increases CD8 T cell activation against tumor cells. CD80 is a member of the B7 family of checkpoint inhibitors that is involved in modulating T cell priming and activation. We believe FPT155 activates the CD8 T cell activating receptor CD28 and reduces tumor cells’ ability to evade CD8 T cells by binding to and blocking CTLA-4 and PD-L1, both of which are checkpoint inhibitors. FPT155 was one of the most potent tumor inhibitors that we identified in our in vivo screens of more than 500 immunome proteins.

We are currently conducting IND-enabling activities for FPT155, with the goal of filing an IND in 2018.

Immuno-Oncology Drug Discovery and Research Programs

Overview. We are currently focusing our internal research efforts in the area of immuno-oncology. Cancers grow and spread because tumor cells have developed ways to evade elimination by the immune system. For example, cancer cells make proteins that apply the “brakes” to immune cells and prevent the immune cells from killing the tumor cells. One of the most exciting recent discoveries in cancer therapy has been the identification of ways to release these “brakes” and allow the immune cells to once again kill tumor cells. This new approach has the potential to not only reduce tumor growth like traditional therapies, but also to potentially eliminate the cancer entirely in some patients. In addition to releasing the “brakes” on immune cells, other recent discoveries in cancer therapy have focused on identifying ways to “press on the gas” to amplify the anti-tumor immune response. This second approach targets stimulatory pathways on immune cells. Agents that agonize stimulatory pathways can help immune cells overcome inhibitory signals in the tumor microenvironment, resulting in tumor cell killing.

While checkpoint inhibitor therapies have been validated in the clinic with agents targeting the PD-1/PD-L1 and CTLA-4 pathways to release the “brakes,” a significant proportion of patients do not respond to these treatments. New targets for immuno-oncology are needed to address those patients who do not respond to or cannot tolerate traditional therapies or agents currently in development. We are applying all aspects of our differentiated target discovery platform to identify protein partners for molecules known to be involved in the anti-tumor immune response. We believe we have identified promising new antibody targets and ligand traps and are actively researching and validating additional immuno-regulatory targets.

Our Biologics Discovery Platform. We are focused on discovering and developing innovative protein therapeutics. Targets for protein therapeutics are proteins in the body that when inappropriately produced or altered can result in human diseases. Protein therapeutics can be designed to reverse these disease-causing mechanisms. There are more than 5,700 proteins in the body that represent potential protein therapeutic targets or therapeutics themselves, but only a few are targeted by currently marketed protein drugs in immuno-oncology, such as PD-1, PD-L1, CTLA-4, IL-2, interferon alpha and CD3.

Traditional ways to discover new targets for protein therapeutics have relied on a slow “trial-and-error” approach studying a single or a small number of proteins at a time. We have developed a platform to improve the traditionally difficult and slow process of discovering new protein therapeutic targets. The platform is based on two components:

•

a proprietary library of more than 5,700 human extracellular proteins that we believe is the most comprehensive collection of fully functional extracellular proteins and is an abundant source of medically relevant novel targets for protein therapeutics; and

•	proprietary technologies and know-how for producing and testing in in vitro, in vivo and other assays thousands of proteins at a time to identify potential protein drugs and antibody candidates.

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

We have used our platform to identify dozens of targets validated in rodent models in several different disease areas, including in collaboration with our partners, and to build a growing pipeline of product candidates. We believe our platform is particularly well positioned to explore new pathways in immuno-oncology.

Growing Database of Protein Function. We have tested each of the proteins in our library in numerous screens on different cell types, providing us with an extensive database of information regarding how each protein performs in different screens and whether it is specific to a given disease process or has a broader range of activities. The cumulative data from all the screens allows us to identify the most appropriate target.

Collaborations

A part of our strategy is to establish product and clinical collaborations. These collaborations supplement our development, manufacturing, regulatory and commercialization capabilities, provide us with significant funding to advance our pipeline and validate our technology. A summary of our key product, clinical and discovery collaborations is set forth below.

Cabiralizumab Collaboration Agreement with BMS

In October 2015, we entered into the cabiralizumab collaboration agreement with BMS, pursuant to which we granted to BMS an exclusive, worldwide license to develop and commercialize certain CSF1R antibodies, including cabiralizumab, and all modifications, derivatives, fragments or variants of such antibodies, each of which we refer to as a licensed antibody. The cabiralizumab collaboration agreement superseded the clinical trial collaboration agreement that we entered into with BMS in November 2014, or the clinical trial collaboration agreement.

Under the terms of the cabiralizumab collaboration agreement, BMS is responsible, at its expense, for developing cabiralizumab, under a development plan, subject to our option, at our own expense, to conduct certain future studies, including registration-enabling studies to support approval of cabiralizumab in PVNS and in combination with our proprietary internal or in-licensed compounds, including in oncology, each of which we refer to as a Five Prime independent development path. BMS will have the option prior to our commencement of a clinical trial with respect to a Five Prime independent development path to include any such clinical trial in BMS’s development plan, and BMS would thereafter bear the associated development costs and milestone payments to us with respect to BMS’s development of such Five Prime independent development path. If BMS elects to include in the development plan what would have been a Five Prime independent development path clinical trial, BMS would reimburse us for our development expenses incurred since November 2015, the effective date of the cabiralizumab collaboration agreement, with respect to such Five Prime independent development path.

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

We continue to conduct the current Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo with cabiralizumab in multiple tumor types. BMS bears all costs and expenses relating to the current trial, including manufacturing costs for the supply of cabiralizumab, except that we are responsible for our own internal costs, including internal personnel costs.

BMS is responsible for manufacturing and commercialization of cabiralizumab, and we retain rights to a minority co-promotion option in the United States.

Pursuant to the cabiralizumab collaboration agreement, BMS paid us an upfront fee of $350 million. Additionally, we are eligible to receive up to (i) $505.0 million in specified developmental and regulatory milestone payments for all combination therapies of cabiralizumab with Opdivo; (ii) $542.5 million in specified developmental and regulatory milestone payments for combination therapies of cabiralizumab with one or more of BMS’ or our proprietary products, at least one of which is not Opdivo, in the field of oncology; and (iii) $340.0 million in specified developmental and regulatory milestone payments for therapeutic uses of cabiralizumab in PVNS and non-oncology indications.

In the event that we achieve a milestone with respect to a particular disease or combination (other than any PVNS-related milestones) under our development rights under the cabiralizumab collaboration agreement, the milestone payment associated with such milestone would be deferred and become payable to us by BMS after cabiralizumab receives regulatory approval in the United States or marketing approval in the European Union or Japan in such disease or combination.

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

Unless earlier terminated by either party, the cabiralizumab collaboration agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of BMS’s payment obligations with respect to each licensed product under the agreement. BMS may terminate the agreement in its entirety or on a region-by-region basis at any time with advance written notice. BMS may also terminate the agreement in its entirety (or on a licensed product-by-licensed product basis) upon written notice based on certain safety reasons. Either party may terminate the agreement in its entirety with written notice for the other party’s material breach if such party fails to cure the breach. We may terminate the agreement in its entirety with written notice for BMS’s material breach of its diligence obligations with respect to development and obtaining marketing approval, and may terminate the agreement on a region-by-region basis for BMS’s breach of its diligence obligations with respect to timely commercialization of a licensed product in a region following marketing approval. Either party also may terminate the agreement in its entirety upon certain insolvency events involving the other party.

GSK Muscle Diseases Collaboration

In July 2010, we entered into a research collaboration and license agreement, or the muscle diseases collaboration, with Glaxo Group Limited, or GSK, to identify potential drug targets and drug candidates to treat skeletal muscle diseases. We conducted three customized cell-based screens and one in vivo screen of our protein library under the muscle diseases collaboration. The research term under this collaboration ended in May 2014. In September 2014, GSK exercised its option under the muscle diseases collaboration to obtain an exclusive, worldwide license to an undisclosed muscle disease target we identified using our proprietary target discovery platform.

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

For information regarding the financial terms of the muscle diseases collaboration, including amounts we have received through December 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Overview – Collaboration and License Revenue.”

GSK Respiratory Diseases Collaboration

In April 2012, we entered into a research collaboration and license agreement, or the respiratory diseases collaboration, with GSK to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease, or COPD, function, with a particular focus on identifying novel protein therapeutics and antibody targets. We conducted six customized cell-based screens of our protein library under the collaboration. In January 2016, we amended the respiratory diseases collaboration to extend the research term to allow for the conduct of additional activities to validate protein targets we discovered in our screens and to increase the research funding that GSK was obligated to pay us under the collaboration. The research term for this collaboration ended in July 2016.

In the course of screening our protein library in the respiratory diseases collaboration, we discovered proteins that may be potential drug targets or drug candidates for treating refractory asthma or COPD. GSK has the right for limited periods of time to evaluate proteins identified in the screens we conducted and obtain an exclusive worldwide license to develop and commercialize products that incorporate or target such proteins.

Prior to the time GSK exercises its right to obtain an exclusive worldwide license to a protein target, we will discuss and agree on track 1 targets, for which GSK will have sole responsibility for the further development and commercialization of products that incorporate or target such protein targets, and track 2 targets, for which we will develop biologics that incorporate or target such protein targets through to clinical proof of mechanism in either a phase 1 or phase 2 clinical trial. We will take into consideration each party’s available resources and capabilities at the time in deciding which protein targets will be track 1 targets or track 2 targets, but subject to each party’s general right to alternate in such selection and with GSK to have the right to first select.

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

For information regarding the financial terms of the respiratory diseases collaboration, including amounts we have received through December 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Overview – Collaboration and License Revenue.”

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement with UCB, referred to as the fibrosis and CNS collaboration, to identify innovative biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders. We conducted five customized cell-based and in vivo screens of our protein library under the fibrosis and CNS collaboration. We completed our initial research activities under the fibrosis and CNS collaboration by in March 2016. Following the completion of the research activities, UCB has up to a two-year evaluation period during which we may be obligated to perform additional services at UCB’s request.

In the course of screening our protein library in the collaboration we discovered proteins that may be potential drug targets or drug candidates for fibrosis-related immunologic diseases. Under the collaboration, UCB has the right for limited periods of time to evaluate proteins identified in the screens we conducted and obtain an exclusive worldwide license to develop and commercialize products that incorporate or target the protein. If UCB elects to obtain an exclusive license to a protein it has evaluated, UCB would have sole responsibility for the further development and commercialization of products that incorporate or target the protein, at UCB’s cost and expense.

The collaboration agreement will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, UCB may terminate the agreement at any time with advance written notice, and either party may terminate the agreement with written notice for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events.

For information regarding the financial terms of the fibrosis and CNS collaboration, including amounts we have received through December 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Overview – Collaboration and License Revenue.”

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

The initial three-year research term of the immuno-oncology research collaboration will end in March 2017. BMS exercised its option to extend the research term for an additional year to March 2018. BMS has an option to extend the research term for one additional year.

In connection with entering into the immuno-oncology research collaboration, BMS made an upfront payment of $20.0 million to us. Through December 31, 2016, we received $9.0 million of research funding and are eligible to receive up to an additional $2.5 million of research funding through the end of the initial three-year research term and the additional one-year extension term. We are eligible to receive up to $240.0 million per collaboration target in specified developmental, regulatory and commercialization contingent payments comprising aggregate developmental contingent payments of up to $53.0 million, aggregate regulatory contingent payments of up to $74.0 million and aggregate commercialization contingent payments of up to $113.0 million. We are also eligible to receive up to $60.0 million in sales-based contingent payments per collaboration product.

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

In connection with the immuno-oncology research collaboration agreement, BMS purchased 994,352 shares of our common stock at a price of $21.16 per share, for an aggregate purchase price of $21.0 million.

License Agreements

License Agreement with Inhibrx

In July 2015, we entered into a research collaboration and license agreement, or the GITR license agreement, with INBRX 110 LP, or Inhibrx, pursuant to which we obtained (a) an exclusive, worldwide license to multivalent antibodies to GITR for therapeutic and diagnostic uses, which we refer to respectively as licensed therapeutic products and  licensed diagnostic products, and (b) an exclusive option, or the option, to obtain exclusive, worldwide licenses to multi-specific antibodies developed by Inhibrx that bind to both GITR and other targets, each of which we refer to as a multi-specific product. We can exercise an option with respect to a multi-specific product within a limited period of time after (i) the occurrence of certain activities related to initiating clinical manufacturing of such multi-specific product or (ii) if not earlier exercised, the dosing of the first patient in a Phase 2 clinical trial of such multi-specific product.

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

Unless earlier terminated by either party, the GITR license agreement will expire on a product-by-product and country-by-country basis upon the expiration of all of our payment obligations under the GITR license agreement. For each licensed product, we are obligated to pay Inhibrx milestone payments upon achievement of certain milestone events for such licensed product, and we are obligated to pay royalties on net sales of such product on a country-by-country basis for the longer of the life of the licensed patents covering such product in such country or 12 years after the first commercial sale of such product in such country. We cannot determine the date on which our royalty payment obligations to Inhibrx would expire because no commercial sales of FPA154 have occurred and the last-to-expire relevant patent covering FPA154 in a given country will be determined in the future. Currently, Inhibrx has pending U.S. and international patent applications, which we have licensed, covering FPA154. Patents that may issue from these pending patent applications would expire in 2036. This patent expiration date does not reflect any patent term extensions that may be available, which are not determinable at this time.

We may terminate the agreement in its entirety at any time with advance written notice. Either party may terminate the agreement in its entirety with written notice for the other party’s material breach if such party fails to cure the breach. Either party also may terminate the agreement in its entirety upon certain insolvency events involving the other party.

License Agreement with Galaxy

In December 2011, we entered into a license agreement with Galaxy Biotech LLC, or Galaxy, pursuant to which Galaxy granted us an exclusive worldwide license to develop and commercialize FGFR2b antibodies, including FPA144. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in at least one tumor indication. We paid Galaxy an upfront license fee of $3.0 million in connection with our entry into the license agreement. In May 2016, we amended the license agreement to revise certain milestone definitions, reduce certain milestone payments and add certain development-related milestone payments that were triggered by dosing of certain patients in the current Phase 1 clinical trial of FPA144, which milestones were deemed achieved as of December 31, 2016.

Through December 31, 2016, we made milestone payments to Galaxy totaling $5.1 million. We are obligated to pay Galaxy additional milestone payments of up to $86.9 million comprising aggregate intellectual property-related milestone payments of up to $1.4 million, development-related milestone payments of up to $14.0 million for development in two indications, aggregate regulatory-related milestone payments of up to $41.5 million for two indications and aggregate commercial-related milestone payments of up to $30.0 million. We are also obligated to pay tiered royalties on net sales of FPA144 from the high-single digits to the low-double digits.

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

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates and other biological discoveries relating to new targets, pathways and relevant inventions and technologies that are important to our business. For our product candidates, we generally initially pursue patent protection covering both compositions of matter and methods of use.

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

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly limited before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

The patent portfolios for our three most advanced programs are summarized below:

Cabiralizumab

Our cabiralizumab patent portfolio includes patents and patent applications wholly owned by us as well as patents jointly owned with BMS. Our patent portfolio includes issued U.S. and foreign patents as well as pending U.S. and foreign patent applications covering compositions of matter, methods of use, biomarkers and combination therapies relating to cabiralizumab. The issued U.S. patents and issued foreign patents covering the composition of matter and methods of use expire in 2031. Patents that may issue from the pending U.S. and foreign applications would expire between 2031 and 2036.

FPA144

Our patent portfolio for FPA144 includes patents and patent applications we exclusively licensed from Galaxy, as well as pending U.S. and foreign patent applications wholly owned by us. The patent portfolio, covering compositions of matter, methods of use, companion diagnostic and combination therapy relating to FPA144, includes issued U.S. and foreign patents as well as pending U.S. and foreign patent applications. The issued U.S. patents expire between 2029 and 2030. The issued foreign patents expire in 2029. Patents that may issue from these pending U.S. and foreign applications would expire between 2029 and 2036.

FP-1039

Our patent portfolio for FP-1039 includes patents and patent applications wholly owned by us, as well as patents we exclusively license from UC Regents.

The FP-1039 patent portfolio that we wholly own includes issued patents and pending patent applications covering compositions of matter, methods of use, including certain combination therapies and dosing regimens, and biomarkers relating to FP-1039. This patent portfolio includes patents issued in the United States and foreign countries. The issued patents expire between 2026 and 2031. The FP-1039 patent portfolio that we wholly own also includes pending U.S. and foreign patent applications covering composition of matter and methods of use. Patents that may issue from these pending U.S. and foreign patent applications would expire between 2026 and 2034.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Manufacturing

We have process development and small-scale, non-clinical manufacturing capabilities. We generally perform cell line and process development for our product candidates and manufacture quantities of our product candidates necessary to conduct preclinical studies of our investigational product candidates. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. We rely on third-party manufacturers to produce bulk drug substance required for our clinical trials and expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. BMS has the exclusive right to manufacture cabiralizumab drug substance and filled drug product. BMS will supply us with cabiralizumab, at its cost and expense, for our use in the conduct of the current trial and our Phase 2 clinical trial of cabiralizumab in patients with PVNS and will supply us with cabiralizumab for the conduct of our independent cabiralizumab development activities in exchange for a pre-negotiated service fee. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We have personnel with significant technical, manufacturing, analytical, quality and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

We must manufacture drug product for clinical trial use in compliance with current Good Manufacturing Practices, or cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Commercialization

We have not yet established sales, marketing or product distribution operations. We generally expect to retain some commercial rights in the United States for our product candidates in specialty markets. Pursuant to our cabiralizumab collaboration agreement, we have a co-promotion right in the United States which, if we exercise, will allow us to field a minority percentage of the total United States sales force promotional effort. If we exercise our option to co-promote cabiralizumab in the United States prior to submission of a biological license application, or BLA, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which cabiralizumab is being developed.

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

Government Regulation and Product Approval

In the United States, the FDA regulates protein therapeutics like cabiralizumab, FPA144, FP-1039 and our other product candidates as biological drug products, or biologics, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and related regulations. Biologics are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial actions. These actions could include the suspension or termination of clinical trials by the FDA or an Institutional Review Board, or IRB, the FDA’s refusal to approve pending applications or supplements, revocation of a biologics license, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, civil penalties or criminal prosecution. Any administrative or judicial action could have a material adverse effect on us.

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

A study sponsor is required to submit to the National Institutes of Health, or NIH, for public posting on NIH’s clinical trial website details about certain active clinical trials and clinical trial results. For purposes of BLA approval, human clinical trials are typically conducted in phases that may overlap:

•

Phase 1—the biologic is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, reactivity, absorption, metabolism, distribution and excretion. These studies may also provide early evidence of effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

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

Based on pivotal Phase 3 clinical trial results submitted in a BLA, at the discretion of the FDA or upon the request of an applicant, the FDA may grant a priority review designation to a product, which sets the target date for FDA action on the application at six months from the FDA’s 60-day filing date for the BLA rather than the standard 12 months. Priority review is given for a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to marketed products or offer a therapy where no satisfactory alternative therapy exists. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

After the FDA completes its review of a BLA, it will either communicate to the sponsor that it will approve the product, or issue a complete response letter to communicate that it will not approve the BLA in its current form and to inform the sponsor of changes that the sponsor must make or additional clinical, nonclinical or manufacturing data that must be received before the FDA can approve the application, with no implication regarding the ultimate approvability of the application. If a complete response letter is issued, the sponsor may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Resubmitting a BLA in response to a complete response letter can add additional time to the approval process for a product.

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

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 clinical trials may be made a condition to be satisfied for continuing product approval. The results of Phase 4 clinical trials can confirm the effectiveness of a product candidate and can provide important safety information. Conversely, the results of Phase 4 clinical trials can raise new safety or effectiveness issues that were not apparent during the original review of the product, which may result in product restrictions or even withdrawal of product approval. In addition, the FDA has express statutory authority to require sponsors to conduct post-marketing studies or clinical trials to specifically address safety issues identified by the agency. If any of our products are subject to these additional postmarketing requirements and commitments, there may be resource and financial implications for our business.

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

The FDA and other federal and state agencies closely regulate the labeling, marketing and promotion of drugs. While doctors may prescribe any product approved by the FDA for any use as long as consistent with any REMS restrictions, if applicable, a company can only make claims relating to safety and efficacy of a product that are consistent with FDA approval, and the company is allowed to market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make relating to our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions, potential civil and criminal penalties, criminal prosecution, and agreements with governmental agencies that materially restrict the manner in which we may promote or distribute drug products. Government regulators, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities, recently have increased their scrutiny of the promotion and marketing of drugs.

Orphan Drug and Orphan Medicinal Product Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions, which are generally diseases or conditions that affect fewer than 200,000 individuals in the United States. If a sponsor demonstrates that a biologic is intended to treat rare diseases or conditions, the FDA will grant orphan designation for that product. Orphan designation must be requested before submitting a BLA. Under the Pediatric Research Equity Act (Public Law 108-155), submission of a pediatric assessment is not required for pediatric investigation of a product that has been granted orphan drug designation.

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

Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or provides a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease, which could create a more competitive market for us.

After the FDA grants orphan designation, the identity of the applicant, as well as the name of the therapeutic agent and its designated orphan use, are disclosed publicly by the FDA.

Similarly, the European Commission grants orphan medicinal product designation to products intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating affecting not more than five in 10,000 people. In order to receive orphan designation, there must also be no satisfactory method of diagnosis, prevention or treatment of the condition, or if such a method exists, the medicine must be of significant benefit to those affected by the condition. In addition, sponsors are required to submit to the EMA’s Pediatric Committee, or the PDCO, and comply with a pediatric investigation plan, or a PIP, in order to seek marketing authorization in the EU.

Designated orphan medicinal products are entitled to a range of incentives during the development and regulatory review process, including scientific assistance for study protocols, a partial or total reduction in fees and eligibility for conditional marketing authorization. Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU member states. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of such product. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is established to be safer, more effective or otherwise clinically superior to the original orphan medicinal product. After five years, a member state can request that the period of market exclusivity be reduced to six years if it can be demonstrated the criteria for orphan designation no longer apply and the medicine is sufficiently profitable. The period of market exclusivity may be extended by two years for medicines that have also complied with an agreed PIP.

Biologics Price Competition and Innovation Act of 2009

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created a licensure framework for biosimilars, which could ultimately subject our biological product candidates to competition from biosimilars. Under the BPCIA, a manufacturer may submit an abbreviated application for licensure of a biologic that is “biosimilar to” a referenced branded biologic. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively than if a “full” BLA were submitted, by relying to some extent on the FDA’s previous review and approval of the reference biologic to which the proposed product is similar.

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

To obtain 510(k) clearance, a manufacturer must submit a pre-market notification demonstrating that the proposed device is “substantially equivalent” to a “predicate device,” which is a previously 510(k) cleared Class I or Class II device, a pre-amendment Class III device for which the FDA has not yet called for PMA applications or a device that was in commercial distribution before May 28, 1976. To demonstrate substantial equivalence, the applicant must show that the device has the same intended use and the same technological characteristics as the predicate, or if the device has different technological characteristics than the predicate, the device does not raise new questions of safety and effectiveness, and is at least as safe and effective as the predicate. The FDA’s 510(k) clearance pathway usually takes from four to twelve months, but it can last longer. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires either a new 510(k) clearance or a PMA.

A product not eligible for 510(k) clearance must follow the PMA pathway, which requires proof that there is a reasonable assurance to the FDA’s satisfaction of a device’s safety and efficacy and its intended use with a corresponding therapeutic product. Because the diagnostic tests that we plan to develop are essential for the safety and effective use of our therapeutics in selected patients, these diagnostic tests would be subject to the PMA approval process

The PMA process is costly, lengthy and uncertain. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For companion diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA application is required by statute to take between six to ten months. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application, and where practical, will identify what is necessary to secure approval of the PMA. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several months or years while the trials are conducted and the data then submitted in an amendment to the PMA. Once granted, a PMA may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

We and any third-party collaborator who we engage to develop companion diagnostics will work cooperatively to generate the data required for submission with the PMA application, and will remain in contact with the Center for Devices and Radiological Health, or CDRH, at the FDA to ensure that any changes in requirements are incorporated into the development plans. We anticipate that meetings with the FDA with regard to our drug product candidates, as well as companion diagnostic product candidates, will include representatives from the Center for Drug Evaluation and Research, or the CDER, and CDRH to ensure that the BLA and PMA submissions are coordinated to enable the FDA to conduct a parallel review of both submissions. The 2014 guidance issued by the FDA addresses issues critical to developing companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. According to the draft guidance, if safe and effective use of a therapeutic product depends on a diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. We plan to structure our programs for the development of our companion diagnostics to be consistent with this guidance.

In the European Economic Area, or the EEA, in vitro medical devices are required to conform with the essential requirements of the E.U. Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with these essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. We expect our companion diagnostic will require a conformity assessment through an accredited EEA Notified Body, and that the data generated for the U.S. registration will be sufficient to satisfy the regulatory requirements for the European Union and other countries.

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

Anti-Kickback, False Claims and Physician Payment Sunshine Laws

In addition to FDA restrictions on marketing, several other types of U.S. state and federal laws are relevant to certain marketing practices in the pharmaceutical and medical device industries and their other interactions with health care providers. These laws include the Federal Anti-Kickback Statute, false claims statutes, and the Federal Physician Payment Sunshine Act. We are subject to these laws and they may affect our business. The Federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the Federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The Federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation, or collectively, the Affordable Care Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

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

The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of products for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to track payments and other transfers of value to physicians and teaching hospitals, as well as physician ownership and investment interests, and to publicly report such data. Manufacturers subject to the Open Payments Program must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant criminal and civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Healthcare Reform

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers.

In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Corporate Information and Employees

Our principal corporate offices are located at Two Corporate Drive, South San Francisco, California 94080 and our telephone number is (415) 365-5600. We were incorporated in December 2001 in Delaware and completed our initial public offering, or IPO, in September 2013. As of December 31, 2016, we had 195 full-time employees and no part-time employees. Of these employees, 154 were primarily engaged in research and development activities and 62 have an M.D. or a Ph.D. degree.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from Bristol-Myers Squibb Company, or BMS, from our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GlaxoSmithKline, or GSK, from our license and collaboration agreement for FP-1039. For the fiscal year ended December 31, 2016, we reported a net loss of $65.7 million.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. Although we have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to acquire or develop new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to their respective agreements with us. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which could have a material adverse effect on our business, operating results and prospects.

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

Risks Related to Our Business and Industry

We may not advance additional product candidates into clinical development or identify or validate additional drug targets. If we do not advance additional product candidates into clinical development or identify or validate additional drug targets, or if we experience significant delays in doing any of the foregoing, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets. We have three clinical-stage product candidates, cabiralizumab, FPA144 and FP-1039. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to identify and validate new targets and identify and advance preclinical product candidates into and through clinical development. The outcome of preclinical studies of our product candidates may not predict the success of clinical trials. Moreover, preclinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed in clinical development. Our inability to successfully complete preclinical development of our product candidates could result in additional costs to us or impair our ability to generate product revenues or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

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

We do not know whether any clinical trials will begin as planned, will need to be amended or restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development include:

•	delays in reaching an agreement with or failure in obtaining authorization from the FDA or other regulatory authorities and institutional review boards, or IRBs;
•

imposition of a clinical hold following an inspection of our manufacturing or clinical trial operations or trial sites by the FDA or other regulatory authorities, or a decision by the FDA, other regulatory authorities, IRBs or us, or recommendation by a data safety monitoring board, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•	deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;
•	failure of third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;
•	delays in the testing, validation, and manufacturing of product candidates and in the delivery of these product candidates to clinical sites;
•

for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories and the transfer and validation of assays or tests used to identify selected patients;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	delays caused by patients dropping out of a trial due to side effects, disease progression or other reasons;
•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials; or
•	changes in government regulations or administrative actions or lack of adequate funding to continue the clinical trials.

Any inability of us or our partners to timely complete clinical development could result in additional costs to us or impair our ability to generate product revenue or to achieve development, regulatory, commercialization or sales milestone.

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

For example, we are conducting a Phase 2 clinical trial of cabiralizumab in patients with diffuse PVNS. Very little data regarding the incidence and prevalence of diffuse PVNS exist and recent published data suggest that the prevalence of diffuse PVNS in the United States may be approximately 25,000 patients. We expect that the limited size of the diffuse PVNS patient population will limit patient enrollment rates. Also, we know that Daiichi Sankyo, Inc. (Plexxikon Inc.) has completed its enrollment of a Phase 3 clinical trial (ENLIVEN) of pexidartinib (PLX3397) in PVNS, Novartis AG is enrolling patients in its Phase 2 clinical trial of its MCS110 CSF1 monoclonal antibody in PVNS, and Roche has clinically tested its RG7155 antibody in PVNS patients. If Novartis AG or F. Hoffmann-La Roche AG, or Roche, continue the clinical development of their products in PVNS, we would potentially compete with them for the enrollment in this rare patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our Phase 2 clinical trial of cabiralizumab in PVNS. If Daiichi Sankyo should gain approval in any region where we are conducting clinical trials of cabiralizumab in PVNS, it may impact our ability to enroll and timely complete those trials.

Additionally, although we believe selecting patients who overexpress FGFR2b using a companion diagnostic should increase the probability of success in our clinical trial of FPA144 in gastric cancer, this selection criteria limits the number of patients eligible for enrollment.

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

•

Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, or because we must undertake costly remediation efforts or seek costlier manufacturing alternatives.

Certain raw materials necessary for the manufacture of our products, such as growth media, resins and filters, are sourced from a single supplier. We do not have agreements in place that guarantee our supply or the price of these raw materials. Any significant delay in the acquisition or decrease in the availability of these raw materials could considerably delay the manufacture of our product candidates, which could adversely impact the timing of any planned trials or the regulatory approval of that product candidate.

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

Our reliance on third-party manufacturers subjects us to risks to which we would not be subject if we manufactured product candidates or products ourselves, including failure of the third party to abide by regulatory and quality assurance requirements, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including the third party’s failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to our business.

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

Any of these events could prevent us from achieving or maintaining market approval or acceptance for the particular product candidate or otherwise materially harm the commercial prospects for such product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we are unable to successfully develop a companion diagnostic for FPA144, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of FPA144.

We plan to develop a companion diagnostic for FPA144. We expect that the FDA and comparable foreign regulatory authorities may require the development and regulatory approval of a companion diagnostic as a condition to approving FPA144 for use in patients that overexpress FGFR2b protein. We are initially seeking to develop FPA144 to treat a subset of gastric (stomach) cancer patients whose tumors overexpress the FGFR2b protein, as determined by an IHC diagnostic test. We plan to develop a companion diagnostic with a third party collaborator to help us to more accurately identify these gastric cancer patients, both during our clinical trials and in connection with the commercialization of FPA144.

We do not have experience or capabilities in developing or commercializing diagnostics and will be dependent in large part on the sustained cooperation and effort of our third party collaborator to perform these functions.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization.

If we or our third party collaborator are unable to successfully develop a companion diagnostic for FPA144 or experience delays in doing so:

•	the development of FPA144 may be adversely affected because we may be unable to appropriately select patients for enrollment in our clinical trials;
•	FPA144 may not receive marketing approval if its safe and effective use depends on use of a companion diagnostic; and
•	we may not realize the full commercial potential of FPA144 if, among other reasons, we are unable to appropriately identify patients with FGFR2b protein overexpression.

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

If cabiralizumab were approved for the treatment of cancer or PVNS, it could face competition from products currently in development as single agents and/or in combination with anti-PD1/PD-L1 agents, including Roche’s emactuzumab (RO5509554, RG7155) anti-CSF1R antibody, Lilly’s IMC-CS4/LY3022855 anti-CSF1R antibody, Amgen’s AMG 820 anti-CSF1R antibody, Syndax Pharmaceuticals Inc.’s SNDX6352 anti-CSF1R monoclonal antibody, Novartis Pharmaceutical’s BLZ945 CSF1R-directed small molecule, Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s pexidartinib (PLX3397) and PLX73086 small molecule tyrosine kinase inhibitors, or TKIs, Array Biopharma Inc.’s ARRY-382 CSF1R small molecule TKI or Deciphera Pharmaceuticals’ DCC-3014 CSF1R small molecule TKI, with respect to immuno-oncology, and Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s pexidartinib and PLX73086 small molecule TKIs or Novartis AG’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as cabiralizumab.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan, and docetaxel and CyramzaTM (ramucirumab), and from products currently in early development, including AstraZeneca plc’s AZD-4547 and erdafitinib (JNJ-42756493) pan-FGFR small molecules and Daiichi Sankyo’s DS-1123 FGFR2 non isoform specific antibody, as well as antibodies that bind to PD-1/PD-L1, including BMS’s Opdivo, Merck’s Keytruda® (pembrolizumab), Merck Serono/Pfizer’s avelumab, and AstraZeneca/MedImmune’s tremelimumab anti-CTLA4 antibody and durvalumab (MEDI4736) anti-PD-L1 antibody.

If FP-1039 were approved for the treatment of mesothelioma, it could face competition from currently approved and marketed products, such as cisplatin and pemetrexed, or products in development, such as Boehringer Ingelheim’s FGF/PDGF/VEGF receptor kinase inhibitor nintedanib (BIBF 1120), Genentech/Roche’s Avastin® (bevacizumab), AstraZeneca/MedImmune’s tremelimumab anti-CTLA4 antibody or durvalumab (MEDI4736) anti-PD-L1 antibody, Merck’s Keytruda® (pembrolizumab)  anti-PD1 antibody or BMS’s Opdivo anti-PD1 antibody used in combination with BMS’s Yervoy® (ipilimumab) anti-CTLA-4 antibody.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. We are not certain what impact these developments will be on the pharmaceutical industry and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

We expect that the healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	termination of clinical trials at particular site or entire trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;

•	substantial monetary awards payable to trial subjects or patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize any products that we may develop.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•

the federal false claims laws, including, without limitation, the civil False Claims Act (which can be enforced by private citizens through whistleblower or qui tam actions),impose civil and criminal penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal Open Payments program requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and the curtailment or restructuring of our operations. If any physician or other healthcare provider or entity with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

We must attract and retain highly skilled employees in order to succeed.

We are experiencing significant growth in our operations as we expand the scope of our research and clinical activities, including our conduct of a Phase 2 clinical trial of cabiralizumab in PVNS, a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo in multiple cancers, a Phase 1 clinical trial of FPA144 in gastric cancer and our preclinical development and immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other pharmaceutical companies against which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may appeal more to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates and our business will be limited.

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

We granted BMS an exclusive global license to develop and commercialize cabiralizumab, subject to certain rights retained by us. Our development collaboration with BMS on cabiralizumab may not be successful due to a number of factors, including the following:

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

BMS has the right to terminate our collaboration agreement without cause as well as upon the existence of certain conditions and, in some cases, BMS may terminate on short notice. BMS could also separately pursue alternative potentially competitive products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by cabiralizumab.

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

We rely on third-party CROs to conduct our clinical trials, and if those third-party CROs perform in an unsatisfactory manner, it may harm our business.

We rely on third-party CROs to perform most of the activities related to the conduct of our clinical trials, including site identification, screening, preparation, training, initiation and monitoring, document preparation and coordination, program management and data management. However, we do not directly control the conduct, timing, expense or quality of the performance of these activities. The performance of our CROs will impact the quality and validity of the results of our clinical trials, which we rely on for business planning purposes and include in submissions to regulatory authorities. Although we contract with CROs to conduct most clinical trial related activities, we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal and regulatory requirements. Our reliance on CROs does not relieve us of our legal and regulatory responsibilities.

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

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain and defend patents and other intellectual property rights and to operate without infringing the intellectual property rights of others. We have filed numerous patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have discovered. We have also licensed patent and other intellectual property rights to and from our partners. Some of these licenses give us the right to prepare, file and prosecute patent applications and maintain and enforce patents we have licensed, whereas other licenses may not give us such rights.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain the patents covering technology that we license to or from our partners, and we may have to rely on our partners to fulfill these responsibilities. Consequently, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

The patent prosecution process is expensive and time-consuming. We and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor files a patent application covering a similar, independently developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain patent protection.

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are uncertain. Our and our licensors’, licensees’ or collaborators’ pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively exclude others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our pending and future patent applications, which may limit the scope of protection if patents issue from such applications. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolios may not provide us with adequate protection against third parties seeking to commercialize products similar or identical to ours. We expect to request extensions of patent terms to the extent available in countries where we obtain issued patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the expiration of the patent. However, there are no assurances that the FDA in the United States, and any equivalent regulatory authority in other countries, will grant such extensions, in whole or in part. In such case, our competitors may launch their products earlier than might otherwise be anticipated.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our or our licensors’ or collaborators’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Moreover, the requirements for patentability may differ in certain countries, particularly developing countries. For example, China has a heightened requirement for patentability and specifically requires a detailed description of medical uses of a claimed drug. Therefore, it may be more difficult to obtain patent protection in certain countries relative to others.

The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors or collaborators may not be able to prevent third parties from practicing our and our licensors’ or collaborators’ inventions in all countries outside the United States. Competitors may use our and our licensors’ or collaborators’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we and our licensors or collaborators have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our and our licensors’ or collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us and our licensors or collaborators to stop the infringement of our and our licensors’ or collaborators’ patents or marketing of competing products in violation of our and our licensors’ or collaborators’ proprietary rights generally. Proceedings to enforce our and our licensors’ or collaborators’ patent rights in foreign jurisdictions could result in substantial costs and divert our and our licensors’ or collaborators’ efforts and attention from other aspects of our business, could put our and our licensors’ or collaborators’ patents at risk of being invalidated or interpreted narrowly or not issuing, and could provoke third parties to assert counterclaims against us or our licensors or collaborators. We or our licensors or collaborators may not prevail in any lawsuits that we or our licensors or collaborators initiate and, even if we prevail, the damages or other remedies awarded, if any, may not be commercially meaningful.

Biosimilar drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ or collaborators’ patents in countries outside the United States, requiring us or our licensors or collaborators to engage in complex, lengthy and costly litigation or other proceedings. Biosimilar drug manufacturers may develop, seek approval for, and launch biosimilar versions of our products. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors or collaborators may have limited remedies if we or our licensors or collaborators are compelled to grant a license to a third party, which could materially diminish the value of our patents. This could limit our potential revenue opportunities. Accordingly, our and our licensors’ or collaborators’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Obtaining and enforcing patents in the biopharmaceutical industry is inherently uncertain, due in part to ongoing changes in the patent laws. Depending on decisions by Congress, the federal courts, and the U.S. Patent and Trademark Office, or USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents. For example, the Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents, once obtained.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.

Third parties may infringe our or our licensors’ or collaborators’ patents or misappropriate or otherwise violate our or our licensors’ or collaborators’ intellectual property rights. In the future, we or our licensors or collaborators may initiate legal proceedings to enforce or defend our or our licensors’ or collaborators’ intellectual property rights or to protect our or our licensors’ or collaborators’ trade secrets. The outcome of such proceedings may determine or alter the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us or our licensors or collaborators to challenge the validity or scope of intellectual property rights we own or control. The proceedings can be expensive and time-consuming and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can. Accordingly, despite our or our licensors’ or collaborators’ efforts, we or our licensors or collaborators may not prevent third parties from infringing or misappropriating intellectual property rights we own or control, particularly in countries where the laws may not protect those rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to impose monetary damages or enjoin the other party from using the technology at issue on the grounds that our or our licensors’ or collaborators’ patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our or our licensors’ or collaborators’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Derivation or interference proceedings in the United States or equivalent proceedings in other jurisdictions may be necessary to determine the priority of inventions with respect to our or our licensors’ or collaborators’ patents or patent applications. An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license or otherwise offers a license on terms that are not on commercially reasonable terms. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, if the breadth or strength of protection provided by our or our licensors’ or collaborators’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we prevail in such a proceeding, we may incur substantial costs and it may distract our management and other employees.

If we breach the agreements under which third parties have licensed intellectual property rights to us, we could lose the ability to use certain of our technologies or continue the development and commercialization of our product candidates.

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and identify, test, develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development or commercialization of our products. As a result, we are a party to a number of licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into a non-exclusive license with BioWa, Inc. and Lonza Sales AG to use their Potelligent® CHOK1SV technology, which is necessary to produce our FPA144 antibody; an exclusive license with Inhibrx to antibodies to GITR, which we are preclinically developing in our FPA154 program; and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by such third parties, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Third parties may initiate legal proceedings against us or our licensors or collaborators alleging that we or our licensors or collaborators infringe their intellectual property rights or we or our licensors or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by such third parties, including in oppositions, interferences, reexaminations, inter partes reviews or derivation proceedings in the United States or other jurisdictions. These proceedings can be expensive and time-consuming and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can.

An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology or developing or commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license, or otherwise offers a license on terms that are not commercially reasonable. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

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

In May 2011, the European Patent Office, or the EPO, granted European Patent No. 2092069, or the ’069 patent, to Aventis Pharma S.A., or Aventis. The ’069 patent claimed soluble fibroblast growth factor receptor Fc fusion proteins having certain levels of glycosylation, some of which claims could have been relevant to our FP-1039 product candidate. In February 2012, we filed an opposition to the ’069 patent. In March 2013, we attended oral proceedings before the Opposition Division of the EPO and presented our arguments regarding our opposition to the ’069 patent. In April 2013, the Opposition Division of the EPO published an Interlocutory Decision regarding the outcome of the oral proceedings. In the Interlocutory Decision, the EPO maintained certain claims of the ’069 patent covering FGFR2 fusion proteins, but not FGFR1 fusion proteins such as FP-1039. Although this proceeding has concluded, Aventis has pursued claims in other countries that are similar to those originally granted by the EPO in the ’069 patent and we may need to initiate similar opposition or other legal proceedings in other jurisdictions with respect to patents that may issue with similar scope of claims as those originally granted in the ’069 patent. If we unsuccessfully oppose Aventis’ similar patents in a country, we could be required to obtain a license from Aventis to continue developing and commercializing FP-1039 in that country.

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

If we fail in defending against any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available or may not be available on commercially reasonable terms. Even if we successfully defend against such claims, litigation could result in substantial costs and distract management.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $60.98 through February 23, 2017. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

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

As of December 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is currently located in South San Francisco, California, and consists of 81,235 square feet of leased office and laboratory space, all of which is located in a single building, under a lease that expires on December 31, 2017. We believe that our existing facilities are sufficient for our current needs.

In December 2016, we entered into a new lease, consisting of 115,466 square feet of office and laboratory space, located at 111 Oyster Point Drive, South San Francisco, California, or the premises. This office and laboratory space will serve as our future principal executive office. The term of the lease will begin on the later to occur of (i) January 1, 2018 and (ii) 30 days after the premises are ready for our occupancy, which requires the landlord to deliver the premises to us after certain tenant improvements to the premises are completed. The term of the lease ends on the 10-year anniversary of the rent commencement date, subject to our one-time option to extend the lease term for an additional five years. We expect the premises to be ready for our occupancy on or around December 1, 2017.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “FPRX.” The following table sets forth the high and low intraday sale prices per share of our common stock for the periods indicated as reported by the NASDAQ Global Select Market.

	High	Low
Years Ended December 31, 2016
First Quarter	$41.84	$28.01
Second Quarter	50.11	37.03
Third Quarter	55.00	41.13
Fourth Quarter	60.98	45.23

	High	Low
Years Ended December 31, 2015
First Quarter	$28.47	$21.50
Second Quarter	26.00	19.07
Third Quarter	27.62	14.70
Fourth Quarter	45.72	14.73

As of February 17, 2017, we had 28,957,118 shares of common stock outstanding held by approximately 38 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since our initial public offering on September 18, 2013 with the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	September 30, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Five Prime (FPRX)	$100.00	$128.36	$206.42	$317.28	$383.10
NASDAQ Composite Index (IXIC)	$100.00	$110.39	$125.17	$132.34	$142.27
NASDAQ Biotechnology (NBI)	$100.00	$107.41	$144.04	$160.49	$125.69

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and our financial statements and the accompanying notes included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 from our audited financial statements appearing in this report. We have derived the statements of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Statement of Operations Data:
Collaboration and license revenue	$30,691	$379,801	$19,231	$13,791	$9,983
Operating expenses:
Research and development	94,072	70,197	43,173	32,785	28,778
General and administrative	35,831	22,631	13,632	10,427	9,009
Total operating expenses	129,903	92,828	56,805	43,212	37,787
Income (loss) from operations	(99,212)	286,973	(37,574)	(29,421)	(27,804)
Interest income	2,467	487	210	62	88
Other income (expense), net	—	(3)	(60)	487	121
Income (loss) before income taxes	(96,745)	287,457	(37,424)	(28,872)	(27,595)
Income tax benefit (provision)	31,048	(37,810)	—	—	—
Net income (loss)	$(65,697)	$249,647	$(37,424)	$(28,872)	$(27,595)
Basic net income (loss) per share attributable to common stockholders (1)	$(2.44)	$9.73	$(1.79)	$(5.23)	$(23.05)
Diluted net income (loss) per share attributable to common stockholders (1)	$(2.44)	$9.23	$(1.79)	$(5.23)	$(23.05)
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share (1)	26,955	25,661	20,865	5,523	1,197
Weighted average shares of common stock outstanding used in computing diluted net income (loss) per share (1)	26,955	27,035	20,865	5,523	1,197

(1)

See Note 7 to our financial statements for an explanation of the method used to calculate basic and diluted net income (loss) per share of common stock and the weighted average number of shares used in computation of the per share amounts.

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$421,748	$517,466	$149,054	$75,722	$38,015
Working capital	401,384	448,913	131,443	63,835	26,017
Total assets	448,281	548,285	155,631	81,791	44,091
Preferred stock warrant liability	—	—	—	—	563
Convertible preferred stock	—	—	—	—	136,282
Total stockholders’ equity (deficit)	391,575	433,206	85,205	58,026	(115,878)

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. We currently have three clinical-stage product candidates covering multiple potential indications. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are still needed. We have an emphasis in immuno-oncology, an area in which we have clinical and discovery programs and product and discovery collaborations. In addition, we plan to use companion diagnostics where appropriate to allow us to select patients most likely to benefit from treatment. Our most advanced product candidates are identified below.

•

Cabiralizumab (FPA008) is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we are studying in clinical trials as a monotherapy in pigmented villonodular synovitis, or PVNS, and in multiple cancers in combination with Bristol-Myers Squibb Company’s PD-1 immune checkpoint inhibitor, Opdivo. In October 2015, we entered into a license and collaboration agreement, or the cabiralizumab collaboration agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which we granted BMS an exclusive worldwide license for the development and commercialization of cabiralizumab.

•

FPA144 is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, that we are initially developing to treat patients with gastric (stomach) cancer and is in a Phase 1 clinical trial.

•

FP-1039 is a fusion protein that “traps” and neutralizes cancer-promoting fibroblast growth factors, or FGFs, involved in cancer cell proliferation and new blood vessel formation that is in Phase 1b clinical development to treat patients with malignant pleural mesothelioma.

We have a differentiated target discovery platform and library of more than 5,700 human transmembrane and extracellular soluble proteins that we believe encompasses substantially all of the body’s medically important targets for protein therapeutics. We have identified approximately 700 of these proteins, which we refer to as the immunome, that we believe modulate immune cell interactions and may be important in understanding and treating cancer patients using immuno-oncology therapeutics. Our target discovery platform and capabilities uniquely position us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and the focus of our research activities. We are applying all aspects of our biologics discovery platform, including cell-based screening, immunome-by-immunome screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, in our immuno-oncology research program. We have identified several targets that we believe could be useful in immuno-oncology that we are actively validating, and we are also looking for additional targets. We generate and preclinically test therapeutic proteins, including antibodies and ligand traps containing or directed to the targets we identify. We plan to advance selected therapeutic candidates into clinical development, with a goal of filing at least one Investigational New Drug, or IND, application for a new molecule each year beginning in 2017.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations and we expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the years ended December 31, 2016 and 2015, we reported net loss of $65.7 million and net income of $249.6 million, respectively.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of collaboration revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time we make such estimates. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate. Our significant accounting policies are more fully described in Note 2. Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Multiple-Element Revenue Arrangements. Our collaborations primarily represent multiple-element revenue arrangements. To account for these transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separable for accounting purposes. We consider delivered items to be separable if the delivered items have stand-alone value to the customer. If the delivered items are separable, we allocate arrangement consideration to the various elements based on each element’s relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. The revenue recognition standard established the hierarchy of determining the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (VSOE) of selling price, if available, or third party evidence of selling price if VSOE is not available, or our best estimate of selling price, if neither VSOE nor third party evidence is available. Determining the best estimate of selling price for a deliverable requires significant judgment. We use our best estimate of selling price to estimate the selling price for licenses to our proprietary technology since the VSOE or third party evidence of selling price for these deliverables is not available.

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

We have determined that some of our exclusive licenses lack standalone value apart from the related research and development services. In those circumstances, we recognize collaboration revenue from non-refundable upfront and license fees in the same manner as the undelivered item(s), which is generally the period over which we provide the research and development services. For circumstances in which upfront and license fees are contingently refundable, we defer the recognition of the upfront and license fees until such time that the consideration is considered to be fixed or determinable.

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

Milestone Revenue. Our collaboration and license agreements generally include contingent and milestone payments related to specified research, development and regulatory milestones and sales-based milestones. Research, development and regulatory contingent and milestones payments are typically receivable under our collaborations when our collaborator claims or selects a target, initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales-based milestones are typically receivable when annual sales of a covered product reach specified levels.

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

We have elected to adopt the Accounting Standards Codification (ASC) 605-28, Revenue Recognition — Milestone Method, such that we recognize any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based in whole or in part on either our performance or the occurrence of a specific outcome resulting from our performance for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved. Therefore, a milestone does not include events for which occurrence is contingent solely on the performance of a collaborative partner. To be substantive, a milestone must meet all of the following criteria: the consideration receivable upon the achievement of the milestone is commensurate with either our performance after the agreement to achieve the milestone or the enhancement of value of delivered items as a result of a specific outcome resulting from our performance after the agreement to achieve the milestone, the consideration relates solely to past performance, and the consideration is reasonable relative to all of the deliverables and payment terms in the arrangement.

Research and Development Expenses

Research and development expenses consist of costs we incur for our own and for sponsored and collaborative research and development activities. Expenses we incur related to collaborative research and development agreements approximate the revenue recognized under these agreements. Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations, or CROs, and clinical manufacturing organizations, or CMOs, that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

We expense payments for the acquisition and development of technology as research and development costs if, at the time of payment the technology: is under development; is not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use.

Stock-Based Compensation

We issue stock-based compensation awards in the form of restricted stock awards and stock options. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and recognize stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period.

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

Stock options we grant to employees generally vest over four years. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards, which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

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

•

The expected volatility of the underlying common stock, which in 2013 and prior years was estimated based on the average historical volatility of a peer group of comparable publicly traded life sciences and biotechnology companies over the expected term, as we did not have significant trading history for our common stock during those periods. We estimated volatility for options granted in 2014 and 2015 based on the average of the historical volatility of our common stock price and a peer group of public companies. We selected the peer group on the basis of operational and economic similarity with our business operations. Beginning in 2016, we estimated volatility for options based on the historical volatility of our common stock price since we became publicly traded;

•	The assumed dividend yield, which is based on our expectation of not paying dividends for the foreseeable future;
•	The fair value of our common stock is determined on the date of grant, as described below.

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (years)	5.5-6.3	5.5-6.1	5.3-6.7
Expected volatility	69.0-74.0%	71.0-76.0%	85.0%
Risk-free interest rate	1.3-1.8%	1.4-1.9%	1.6-2.0%
Expected dividend yield	0.0%	0.0%	0.0%

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

Restricted stock awards granted to individual service providers who are not employees or directors are accounted for at fair value by remeasuring the cost based on the closing stock price at the end of that reporting period.

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

Income Taxes

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our income tax benefit for 2016 relates to our ability to carry back 2016 losses to the 2015 tax year and to obtain a refund of taxes paid related to a prior period. Valuation allowances are provided when the expected realization of the deferred tax assets does not meet the more-likely-than-not criteria. As a result, deferred tax assets at the end of 2016 are subject to a full valuation allowance. We are required to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It is our practice to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

New Accounting Standards

For a discussion of new accounting standards please read Note 2. Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in millions)	2016	2015	2014
R&D Funding
Cabiralizumab Collaboration - BMS	$8.5	$3.5	$—
Immuno-oncology Research Collaboration - BMS	3.3	2.5	2.5
Respiratory Diseases Collaboration - GSK	2.4	4.0	3.7
Muscle Diseases Collaboration - GSK	—	—	0.8
FP-1039 Product Collaboration - GSK	—	0.1	0.1
Fibrosis and CNS Collaboration - UCB	0.1	0.9	0.3
Other	—	—	0.1
Ratable Revenue Recognition
Cabiralizumab Collaboration - BMS	5.9	6.4	—
Immuno-oncology Research Collaboration - BMS	4.4	4.5	3.5
Respiratory Diseases Collaboration - GSK	0.8	2.7	2.7
Muscle Diseases Collaboration - GSK	—	—	0.9
Fibrosis and CNS Collaboration - UCB	3.0	3.0	2.9
Milestone and Contingent Payments
Respiratory Diseases Collaboration - GSK	1.8	0.6	—
Muscle Diseases Collaboration - GSK	—	—	1.7
Fibrosis and CNS Collaboration - UCB	0.4	0.1	—
Other License Revenue
Cabiralizumab Collaboration - BMS	—	350.0	—
bluebird bio License Agreement	0.1	1.5	—
Total	$30.7	$379.8	$19.2

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations and licenses or entry into any new collaborations.

BMS License and Collaboration Agreement

In October 2015, we entered into the cabiralizumab collaboration agreement with BMS, pursuant to which we granted to BMS an exclusive, worldwide license to develop and commercialize certain CSF1R antibodies, including cabiralizumab, and all modifications, derivatives, fragments or variants of such antibodies, each of which we refer to as a licensed antibody. The cabiralizumab collaboration agreement superseded the clinical trial collaboration agreement that we entered into with BMS in November 2014, or the clinical trial collaboration agreement. We continue to conduct the current Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo® (nivolumab) with cabiralizumab in multiple tumor types, or the current trial, that we commenced under the clinical trial collaboration agreement. BMS bears all costs and expenses relating to the current trial, including manufacturing costs for the supply of cabiralizumab, except that we are responsible for our own internal costs, including internal personnel costs.

Pursuant to the cabiralizumab collaboration agreement, BMS obtained license rights and paid us an upfront fee of $350.0 million which we fully recognized as revenue in the fourth quarter of 2015. We identified the license to BMS and the associated transfer of manufacturing and other know-how as substantive deliverables under this agreement. We fully delivered these deliverables as of December 31, 2015. Additionally, with respect to each licensed product, we will be eligible to receive up to (i) $505.0 million in specified developmental and regulatory milestone payments for all combination therapies of such licensed product with Opdivo; (ii) $542.5 million in specified developmental and regulatory milestone payments for combination therapies of such licensed product with one or more of BMS’ or our proprietary products, at least one of which is not Opdivo, in the field of oncology; and (iii) $340.0 million in specified developmental and regulatory milestone payments for therapeutic uses of such licensed product in PVNS and non-oncology indications.

BMS will also be obligated to pay us, with respect to each licensed product in each country, tiered percentage royalties ranging from the high teens to the low twenties, subject to reduction in certain circumstances, on worldwide net sales of such licensed product until the latest of (i) the expiration of certain patents covering such licensed product in such country, (ii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such licensed product expires in such country, (iii) the date of the first commercial sale in such country of a biosimilar product with respect to such licensed product or (iv) 12 years after the first commercial sale of such licensed product in such country. Under the cabiralizumab collaboration agreement, BMS will be obligated to pay us an additional low single-digit percentage royalty on net sales in the U.S. in the event we exercise our co-promotion option. We cannot determine the date on which BMS’s potential royalty payment obligations to us would expire because BMS has not yet developed any licensed products under the agreement and therefore we cannot identify the date of the first commercial sale or any related patents covering or regulatory exclusivity periods with respect to such licensed product.

Under the original terms of the 2014 clinical trial collaboration agreement, BMS paid us an upfront fee of $30.0 million in December 2014. At that time, the $30.0 million upfront fee was contingently refundable. Since the upfront fee was not considered to be fixed or determinable, we recorded it as deferred revenue. Upon signing the cabiralizumab collaboration agreement, the $30.0 million upfront fee was no longer refundable. Accordingly, we began recognizing revenue ratably, using a cumulative catch up method, over the estimated performance period through 2019. During 2016, we recognized $14.4 million of revenue under the cabiralizumab collaboration agreement, including $8.5 million of revenue for research funding. As of December 31, 2016, we had deferred revenue of $17.7 million related to the cabiralizumab collaboration agreement. We expect to recognize ratable revenue of $5.9 million in each of 2017, 2018 and 2019.

BMS Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration with BMS. The initial three-year research term of the immuno-oncology research collaboration will end in March 2017. In December 2016, BMS exercised its option to extend the research term for an additional year to March 2018. BMS has an option to extend the research term for one additional year.

We received an upfront payment of $20.0 million in April 2014 in connection with our entry into the immuno-oncology research collaboration. Through December 31, 2016, we received $9.0 million of research funding and we are eligible to receive up to an additional $2.5 million of research funding under this collaboration through the remainder of the extension term, which ends in March 2018, based on the research activities currently planned under the research plan.

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

In connection with the immuno-oncology research collaboration, BMS purchased 994,352 shares of our common stock at a price per share of $21.16, for an aggregate purchase price of $21.0 million. We determined that the purchase price of $21.16 per share exceeded the fair value of our common stock by $2.4 million and, therefore, recorded the $2.4 million as deferred revenue, which is recognized in the same manner as the $20.0 million upfront payment and allocated to the deliverables under the collaboration.

During 2016, we recognized $7.7 million of revenue under the immuno-oncology research collaboration, including $3.3 million of research funding. As of December 31, 2016, we had deferred revenue relating to the immuno-oncology research collaboration of $10.6 million. We expect to recognize ratable revenue of $5.1 million, $4.6 million, and $0.9 million in 2017, 2018, and 2019, respectively.

GSK Respiratory Diseases Collaboration

In April 2012, we entered into research collaboration and license agreement, or the respiratory diseases collaboration with GSK to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease, or COPD, function with a particular focus on identifying novel protein therapeutics and antibody targets. We conducted six customized cell-based screens of our protein library under this agreement. Under the terms of the agreement, GSK paid us an upfront technology access payment of $7.5 million at the inception of the respiratory diseases collaboration. In addition, GSK agreed to pay us $10.5 million of research funding over the research program term.

Pursuant to the respiratory diseases collaboration, GSK exercised its option to expand the research plan to include two additional screening assays. We received $2.0 million in additional research funding for the two additional screening assays as of December 31, 2015.

In January 2016, we amended our respiratory diseases collaboration to extend the research term by three months to July 2016 to allow additional validation of the protein targets we discovered and to increase the research funding by $0.7 million that GSK was obligated to pay us under our collaboration. Such funding was fully received as of December 31, 2016.

We are eligible to receive certain option and selection payments, payments for the achievement of certain development activities, and royalties on the sales of products related to targets GSK selects for exclusive development, if any.

We are eligible to receive up to $124.3 million in potential target evaluation and selection fees and contingent payments with respect to each protein target for which GSK will have sole responsibility for the further development and commercialization of products that incorporate or target such protein target, or a track 1 target. GSK is also obligated to pay us tiered low- to mid-single digit royalties on global net sales for each product that incorporates or targets each such track 1 target. We are eligible to receive up to $193.8 million in potential target evaluation and selection fees and contingent payments with respect to each protein target for which we will develop biologics that incorporate or target the protein targets through to clinical proof of mechanism in either a phase 1 clinical trial or a phase 2 clinical trial, or a track 2 target. GSK is also obligated to pay us tiered high-single to low-double digit royalties on global net sales for each product that incorporates or targets each such track 2 target.

Through December 31, 2016, we received $14.3 million of research funding. During 2016, we recognized $5.0 million of revenue under the respiratory diseases collaboration, including $1.8 million received from target and selection fees and $2.4 million for research funding. We fully recognized the deferred revenue in 2016 following the completion of our obligation to provide research services.

FP-1039 License and Collaboration with GSK

In March 2011, we entered into a license and collaboration agreement with Human Genome Sciences, Inc., which was acquired by GSK, or the FP-1039 license.

We received an upfront payment of $50.0 million from GSK in connection with our entry into the FP-1039 license. In addition, GSK was obligated to pay us for the costs of all FP-1039 related research and development activities we elected to undertake on behalf of GSK. Since our entry into the FP-1039 license, GSK has paid us $3.5 million for our conduct of these activities.

In March 2016, GSK delivered to us written notice of termination of the FP-1039 license. Pursuant to the terms of the FP-1039 license, such termination became effective on September 5, 2016, which was 180 days after GSK’s notice of termination. Pursuant to the terms of the FP-1039 license, we elected to have GSK complete the conduct of the Phase 1b clinical trial of FP-1039, at GSK’s expense.

GSK Muscle Diseases Collaboration

In July 2010, we entered into a research collaboration and license agreement, or the muscle diseases collaboration, with GSK. In May 2011, we amended the muscle diseases collaboration to expand the research plan in scope and duration to include an additional cell-based screen and an in vivo screen.

At the inception of the muscle diseases collaboration, GSK made an upfront payment to us of $7.0 million and purchased shares of our Series A-2 convertible preferred stock for $7.5 million, of which we considered $3.0 million to be an implied premium. The implied premium was accounted for as revenue in the same manner as the upfront payment, both to be recognized over the initial three-year research period, and allocated to the deliverables under the research collaboration and license agreement. Through December 31, 2014, we received $9.9 million in research funding under this agreement, the research term of which ended in May 2014. The deferred revenue related to this agreement was fully recognized in 2014 as we completed our obligation to provide research services.

In September 2014, GSK exercised its option under the muscle diseases collaboration to obtain an exclusive, worldwide license to an undisclosed muscle disease target that we identified using our proprietary target discovery platform and paid us a $1.5 million fee. In addition, we are entitled to receive up to $122.5 million in milestone payments as well as royalties on net sales of products related to the target. The milestone payments consist of preclinical and development-related contingent payments of up to $28.5 million, regulatory-related contingent payments of up to $40.0 million and commercial-related contingent payments of up to $54.0 million. GSK is also obligated to pay us tiered low to mid-single digit royalties on global net sales for each product that incorporates or targets the protein.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, or the fibrosis and CNS collaboration. The research term of the fibrosis and CNS collaboration ended in March 2016.

We are eligible to receive up to $92.2 million in potential evaluation and selection fees and contingent payments with respect to each protein target for which UCB elects to obtain an exclusive license, comprising aggregate target evaluation and selection fees of up to $0.4 million, preclinical and development-related contingent payments of up to $11.8 million, regulatory-related contingent payments of up to $20.0 million and commercial-related contingent payments of up to $60.0 million. UCB is also obligated to pay us tiered low- to mid-single digit royalties on global net sales for each product that incorporates or targets the protein. During 2016, we received $0.4 million in target evaluation and selection fees.

At the inception of the fibrosis and CNS collaboration, UCB made an upfront payment to us of $6.0 million and agreed to pay us $6.6 million for technology fees and $2.0 million for research funding. As of December 31, 2015, we fully collected on the technology access fees and research funding under the fibrosis and CNS collaboration. During 2016, we recognized $3.5 million of revenue under the fibrosis and CNS collaboration. As of December 31, 2016, we had deferred revenue of $3.7 million related to this agreement. We expect to recognize revenue of $3.0 million and $0.7 million in 2017 and 2018, respectively.

Our initial research activities under this agreement were completed in March 2016. Upon the completion of those research activities, UCB has up to a two-year evaluation period during which we may be obligated to perform additional services at the request of UCB.

bluebird bio, Inc. License Agreement

In May 2015, we entered into an exclusive license agreement, referred to as the bluebird license agreement, with bluebird bio, Inc., or bluebird, under which we licensed to bluebird human antibodies to an undisclosed cancer target to research, develop and commercialize chimeric antigen receptor (CAR) T cell therapies using such antibodies. Under the bluebird license agreement, bluebird paid us a $1.5 million upfront fee in 2015.

There are no other deliverables under the agreement other than the license grant. We recognized the $1.5 million upfront fee as revenue upon delivery of the license grant, which was completed in 2015.

In January 2017, bluebird delivered to us written notice of termination of the license agreement. Pursuant to the terms of the license agreement, termination will become effective on May 17, 2017, which is 120 days after bluebird’s notice of termination. Following termination, bluebird will have no future payment obligations to us in connection with the license agreement.

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

We are conducting research and development activities on several disease targets and product candidates.

We have a research and development team that designs, manages and evaluates the results of all of our research and development activities. We conduct most of our core target discovery and early research and preclinical activities internally and rely more heavily on third parties, such as clinical research organizations, or CROs, and clinical manufacturing organizations, or CMOs, for the execution of our IND-enabling and development activities, such as GLP toxicology studies, drug substance and drug product manufacturing and the conduct of our clinical trials. We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, our costs are often related to conducting target screening, evaluation and validation activities and conducting research activities with respect to selected targets and target pathways and are not necessarily allocable to a specific program. We assign costs for such activities to a distinct non-program related project code. We allocate research and development management, overhead, common usage laboratory supplies and facility costs on a full-time equivalent basis.

The following is a comparison of research and development expenses for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in millions)	2016	2015	2014
Development programs:
Cabiralizumab	$19.9	$18.8	$8.3
FPA144	21.9	7.8	11.6
FP-1039	0.3	0.2	0.5
Subtotal development programs	42.1	26.8	20.4
Preclinical programs	18.3	12.9	0.4
Discovery collaborations	8.1	17.9	13.8
Early research and discovery	25.6	12.6	8.6
Total research and development expenses	$94.1	$70.2	$43.2

We expect that most of the research and development expenses we incur will continue to relate to activities to support our cabiralizumab and FPA144 development programs and our immuno-oncology preclinical, research and discovery efforts. We expect our research and development expenses to increase as we advance our current product candidates through clinical development and additional product candidates into preclinical and clinical development, in particular as we increase the number and size of our clinical trials and as we expand our internal immuno-oncology preclinical, research and discovery efforts. We expect that our cabiralizumab and FPA144 development-related expenses will increase at a faster rate than our other internal program research and development expenses as we advance cabiralizumab through the Phase 2 clinical trial in PVNS and the Phase 1a/1b clinical trial in multiple cancers, and as we advance FPA144 in the Phase 1 clinical trial in gastric and bladder cancers, initiate our Phase 1 clinical trial in Japan and initiate our Phase 1b trial to evaluate FPA144 in combination with standard of care chemotherapy. We expect our preclinical program expenses to continue to increase as we initiate additional therapeutic molecule campaigns and advance our preclinical programs into and through IND-enabling studies. We expect our discovery collaboration expenses to continue to decline in 2017 due to the completion of the research terms of our respiratory diseases collaboration with GSK and our fibrosis and CNS collaboration with UCB in 2016.

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

We expect our general and administrative expenses to increase due to expanded operations to support our increased research and development activities, increased stock-based compensation, and increased facility costs as a result of relocating to a larger facility. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing and prosecuting patent applications and maintaining patents, to increase as our intellectual property portfolio expands.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of the gain or loss on the disposal of property and equipment, if any.

Results of Operations

Comparison for the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
(in millions)	2016	2015
Collaboration and license revenue	$30.7	$379.8
Operating expenses:
Research and development	94.1	70.2
General and administrative	35.8	22.6
Total operating expenses	129.9	92.8
Interest income	2.5	0.5
Income (loss) before income tax	(96.7)	287.5
Income tax benefit (provision)	31.0	(37.8)
Net income (loss)	$(65.7)	$249.6

Collaboration and License Revenue

Collaboration and license revenue decreased by $349.1 million, or 91.9%, to $30.7 million in 2016 from $379.8 million in 2015. This decrease was primarily due to the $350.0 million upfront payment we received in 2015 from BMS under our cabiralizumab collaboration with BMS that we entered into in October 2015.

Research and Development

Our research and development expenses increased by $23.9 million, or 34.0%, to $94.1 million in 2016 from $70.2 million in 2015. This increase was primarily due to a $14.1 million increase related to advancing FPA144 through our Phase 1 clinical trial, a $13.0 million increase in early research and discovery expenses to discover and validate immuno-oncology targets and generate and select new therapeutic candidates and a $5.4 million increase in preclinical program expenses to advance selected therapeutic candidates into IND-enabling activities, which was offset by a $9.8 million decrease in our discovery collaboration costs.

General and Administrative

Our general and administrative expenses increased by $13.2 million, or 58.4%, to $35.8 million in 2016 from $22.6 million in 2015, primarily due to an $11.9 million increase in payroll and stock-based compensation costs.

Income Tax Benefit (Provision)

We recognized a tax benefit of $31.0 million in 2016. Our provision for income taxes was $37.8 million in 2015 due to taxable income generated in 2015. After the carryback of our 2016 net operating losses to 2015, we have maximized our ability to obtain a refund of prior income taxes paid. The resulting amount of income tax for the 2015 period, after the carryback, relates to minimum taxes.

Comparison of the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
(in millions)	2015	2014
Collaboration and license revenue	$379.8	$19.2
Operating expenses:
Research and development	70.2	43.2
General and administrative	22.6	13.6
Total operating expenses	92.8	56.8
Interest income	0.5	0.2
Other expense, net	—	(0.1)
Income (loss) before income tax	287.5	(37.4)
Income tax benefit (provision)	(37.8)	—
Net income (loss)	$249.6	$(37.4)

Collaboration and License Revenue

Collaboration and license revenue increased by $360.6 million, or 1,878.1%, to $379.8 million in 2015 from $19.2 million in 2014. This increase was primarily due to the $350.0 million upfront payment we received from BMS under our cabiralizumab collaboration with BMS that we entered into in October 2015, $6.4 million in ratable revenue recognized related to the $30.0 million upfront payment we received from BMS under our clinical trial collaboration with BMS that we entered into in November 2014, which was superseded by the cabiralizumab collaboration, $3.5 million in revenue for performing clinical trial activities under the cabiralizumab collaboration, $1.5 million in revenue recognized under our license agreement with bluebird that we entered into in May 2015, a $1.0 million increase in revenue recognized under our immuno-oncology research collaboration with BMS that we entered into in March 2014, a $0.9 million increase in revenue recognized under our respiratory diseases collaboration with GSK, and a $0.8 million increase in revenue recognized under our fibrosis and CNS collaboration with UCB, which was offset primarily by a $3.4 million decrease in revenue from our muscle diseases collaboration with GSK, the research term of which ended in 2014.

Research and Development

Our research and development expenses increased by $27.0 million, or 62.5%, to $70.2 million in 2015 from $43.2 million in 2014. This increase was primarily due to a $10.5 million increase related to advancing cabiralizumab into our Phase 1/2 clinical trial in PVNS and our Phase 1a/1b clinical trial in immuno-oncology, a $12.5 million increase in preclinical program expenses related to our antibody campaigns, advancing our preclinical programs and incurring $8.0 million in expense related to obtaining a license to Inhibrix’s GITR antibodies, a $4.0 million increase in early research and discovery expenses related to expanding our immuno-oncology efforts and antibody campaigns, and a $4.1 million increase in our discovery collaboration costs due to our entry into the immuno-oncology research collaboration, which was offset by a decrease of $3.8 million in costs related to our FPA144 program, primarily due to preclinical and manufacturing costs incurred in 2014 to prepare for the Phase 1 clinical trial and a milestone payment we made to Galaxy Biotech in connection with the initiation of our Phase 1 clinical trial.

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

Income Tax Benefit (Provision)

Our provision for income tax increased to $37.8 million in 2015 from $0 in 2014, due to taxable income generated in 2015, which reflects an effective tax rate of 13.2% and 0% for 2015 and 2014, respectively. In 2015, we utilized substantially all of our federal and state NOL and research credit carryforwards to reduce income tax in 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had $421.7 million in cash and cash equivalents and marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 13 months or less.

In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of these milestones is primarily dependent upon the outcome of our collaborators’ and licensees’ research and development activities and is uncertain at this time. Our rights to payment under our collaboration and license agreements are our only committed external sources of funds.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third party clinical and preclinical research and development services, including clinical trial, manufacturing, laboratory and related supplies, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs and CMOs provides us with flexibility in managing our spending and limits our cost commitments at any point in time.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in millions)	2016	2015	2014
Net cash provided by (used in) operating activities	$(79.8)	$289.1	$15.3
Net cash used in investing activities	(53.7)	(238.2)	(69.4)
Net cash provided by (used in) financing activities	(8.9)	83.8	61.2

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $79.8 million during the year ended December 31, 2016. The net loss of $65.7 million was offset by non-cash charges of $32.9 million for stock-based compensation expense, $15.1 million for deferred income taxes, $4.2 million for amortization of premium on marketable securities and $1.7 million for depreciation and amortization. The net change in operating assets and liabilities was $71.1 million, which is primarily due to a $52.8 million decrease in income tax payable and a $16.8 million decrease in deferred revenue from the recognition of revenue in the current period for cash received from collaboration partners in prior periods.

Net cash provided by operating activities was $289.1 million during the year ended December 31, 2015. Primarily due to the $350.0 million upfront payment from BMS for the cabiralizumab collaboration, we had net income of $249.6 million. Non-cash charges were $1.7 million for depreciation and amortization, $11.5 million for stock-based compensation expense, $2.0 million for amortization of premium on marketable securities, $3.1 million from excess tax benefits from employee equity incentive plans and $15.1 million in deferred income taxes. The net change in operating assets and liabilities was $36.2 million, which is primarily due to income taxes payable.

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

Net Cash Used in Investing Activities

Net cash provided by or used in investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Net cash used in investing activities in 2016 decreased primarily due to the increased maturities of marketable securities that offset the purchases of such marketable securities. Purchases of property and equipment was $3.0 million, $2.4 million and $1.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities. We expect a significant increase in our capital expenditures in 2017 due to our planned move into new office and laboratory facilities in the fourth quarter of 2017, which will be partially funded through a tenant improvement allowance from our landlord.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $8.9 million during the year ended December 31, 2016, primarily related to $14.1 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards and $3.1 million from excess tax benefits from employee equity incentive plans, offset by $8.3 million received from employee stock option exercises and employee stock purchases in 2016.

Net cash provided by financing activities was $83.8 million during the year ended December 31, 2015, primarily related to the net proceeds of $78.7 million from our 2015 underwritten public offering. Additionally, we received $5.1 million from employee stock option exercises and employee stock purchases in 2015.

Net cash provided by financing activities was $61.2 million during the year ended December 31, 2014, primarily related to the net proceeds of $40.1 million from our underwritten public offering of our common stock in February 2014 and BMS’s purchase in March 2014 of 994,352 shares of our common stock at a price of $21.16 per share, for an aggregate purchase price of $21.0 million, in connection with the immuno-oncology research collaboration, of which $2.4 million was considered to be an implied premium and was allocated to the deliverables under the immuno-oncology research collaboration, resulting in $18.6 million being allocated to common stock. Additionally, we received $2.5 million from employee stock option exercises and stock purchases in 2014.

Contractual Obligations and Contingent Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2016:

(in millions)		Less Than			More Than
Contractual Obligations	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating leases (1)	$81,393	$3,461	$12,117	$14,798	$51,017
Total obligations	$81,393	$3,461	$12,117	$14,798	$51,017

(1)

Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2016 for our facilities in South San Francisco, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

The contractual obligations table above does not include any potential future milestone payments to third parties as part of certain collaboration and in-licensing agreements, which could total up to $556.8 million, or any potential future royalty payments we may be required to make under our license agreements, including with:

•	Galaxy, under which we were granted an exclusive worldwide license for the development, manufacturing and commercialization of anti-FGFR2b antibodies;
•	The Regents of the University of California, under which we were granted an exclusive license under certain patent rights related to our FP-1039 program;
•

BioWa-Lonza, under which we were granted a non-exclusive license to use their Potelligent® CHOK1SV technology, including the CHOK1SV cell line, and a non-exclusive license to related know-how and patents; and

•

Inhibrx, under which we were granted an exclusive worldwide license to antibodies to GITR for therapeutic and diagnostic uses and an exclusive option to obtain exclusive, worldwide licenses to multi-specific antibodies developed by Inhibrx that bind to both GITR and other targets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of December 31, 2016 and 2015, we had cash and cash equivalents and marketable securities of $421.7 million and $517.5 million, respectively, consisting of bank deposits, interest-bearing money market accounts and U.S. treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2016, our cash equivalents and marketable securities have an average maturity of approximately 4 months and the longest maturity is 13 months. Due to the short term duration and the lower risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, management, with the participation of our disclosure committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Five Prime Therapeutics, Inc.

We have audited Five Prime Therapeutics, Inc. (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Five Prime Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Five Prime Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Five Prime Therapeutics, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 24, 2017

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

Five Prime Therapeutics, Inc.
(Registrant)

Date: February 24, 2017	/s/ Lewis T. Williams
Lewis T. Williams President and Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2017	/s/ Marc L. Belsky
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

Signature	Title	Date

/s/ Lewis T. Williams, M.D., Ph.D.	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 24, 2017
Lewis T. Williams, M.D., Ph.D.

/s/ Marc. L. Belsky	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Marc L. Belsky

Director
Franklin M. Berger

/s/ Fred E. Cohen, M.D., D.Phil.	Director	February 24, 2017
Fred E. Cohen, M.D., D.Phil.

Signature	Title	Date

/s/ Kapil Dhingra, M.B.B.S.	Director	February 24, 2017
Kapil Dhingra, M.B.B.S.

/s/ Robert L. Douglas	Director	February 24, 2017
Robert L. Douglas

/s/ Sheila Gujrathi, M.D.	Director	February 24, 2017
Sheila Gujrathi, M.D.

/s/ Peder K. Jensen, M.D.	Director	February 24, 2017
Peder K. Jensen, M.D.

/s/ Aron Knickerbocker	Chief Operating Officer and Director	February 24, 2017
Aron Knickerbocker

/s/ Mark McDade	Director	February 24, 2017
Mark McDade

/s/ William Ringo	Director	February 24, 2017
William Ringo

Five Prime Therapeutics, Inc.

Financial Statements

Years ended December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Five Prime Therapeutics, Inc.

We have audited the accompanying balance sheets of Five Prime Therapeutics, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Prime Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 24, 2017

Five Prime Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$7,653	$149,971
Marketable securities	414,095	367,495
Receivable from collaborative partners	3,959	4,054
Income tax receivable	4,670	—
Prepaid and other current assets	9,748	6,761
Total current assets	440,125	528,281
Restricted cash	1,543	—
Property and equipment, net	6,207	4,539
Deferred tax asset	—	15,071
Other long-term assets	406	394
Total assets	$448,281	$548,285

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$334	$1,894
Accrued personnel-related expenses	7,957	6,878
Other accrued liabilities	15,435	5,882
Deferred revenue, current portion	14,150	17,509
Deferred rent, current portion	865	768
Income tax payable, current portion	—	46,437
Total current liabilities	38,741	79,368
Deferred revenue, long-term portion	17,856	31,268
Deferred rent, long-term portion	—	865
Income tax payable, long-term portion	—	3,283
Other long-term liabilities	109	295
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,550,006 issued and 27,509,077 outstanding at December 31, 2016. 27,691,756 issued and 26,116,886 outstanding at December 31, 2015.	27	26
Additional paid-in capital	396,635	372,605
Accumulated other comprehensive loss	(39)	(74)
Retained earnings (accumulated deficit)	(5,048)	60,649
Total stockholders’ equity	391,575	433,206
Total liabilities and stockholders’ equity	$448,281	$548,285

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Operations

(In thousands except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Collaboration and license revenue	$30,691	$379,801	$19,231
Operating expenses:
Research and development	94,072	70,197	43,173
General and administrative	35,831	22,631	13,632
Total operating expenses	129,903	92,828	56,805
Operating income (loss)	(99,212)	286,973	(37,574)
Interest income	2,467	487	210
Other expense, net	—	(3)	(60)
Income (loss) before income tax	(96,745)	287,457	(37,424)
Income tax benefit (provision)	31,048	(37,810)	—
Net income (loss)	$(65,697)	$249,647	$(37,424)

Net income (loss) per share attributable to common stockholders:
Basic	$(2.44)	$9.73	$(1.79)
Diluted	$(2.44)	$9.23	$(1.79)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	26,955	25,661	20,865
Diluted	26,955	27,035	20,865

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(65,697)	$249,647	$(37,424)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net of tax	35	(75)	(2)
Comprehensive income (loss)	$(65,662)	$249,572	$(37,426)

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share data)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2013	16,842,134	$17	$209,580	$3	$(151,574)	$58,026
Issuance of common stock upon follow-on offering, net of issuance costs	3,450,000	3	40,096	—	—	40,099
Issuance of common stock in connection with immuno-oncology research collaboration	994,352	1	18,628	—	—	18,629
Issuance of common stock under equity incentive plans	393,240	1	2,458	—	—	2,459
Issuance of common stock upon automatic net exercise of warrant	768	—	—	—	—	—
Stock-based compensation expense	—	—	3,418	—	—	3,418
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(37,424)	(37,424)
Balances at December 31, 2014	21,680,494	22	274,180	1	(188,998)	85,205
Issuance of common stock upon follow-on offering, net of issuance costs	3,829,994	3	78,690	—	—	78,693
Issuance of common stock under equity incentive plans and related excess tax benefits	606,398	1	8,268	—	—	8,269
Stock-based compensation expense	—	—	11,467	—	—	11,467
Other comprehensive loss	—	—	—	(75)	—	(75)
Net income	—	—	—	—	249,647	249,647
Balances at December 31, 2015	26,116,886	26	372,605	(74)	60,649	433,206
Issuance of common stock under equity incentive plans and related excess tax benefits	1,730,340	1	5,199	—	—	5,200
Repurchase of shares to satisfy tax withholding obligations	(338,149)	—	(14,054)	—	—	(14,054)
Stock-based compensation expense	—	—	32,885	—	—	32,885
Other comprehensive gain	—	—	—	35	—	35
Net loss	—	—	—	—	(65,697)	(65,697)
Balances at December 31, 2016	27,509,077	$27	$396,635	$(39)	$(5,048)	$391,575

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$(65,697)	$249,647	$(37,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,742	1,678	1,552
Loss on disposal of property and equipment	9	3	41
Stock-based compensation expense	32,885	11,467	3,418
Amortization of premium on marketable securities	4,187	2,025	1,491
Excess tax benefits from employee equity incentive plans	3,123	3,122	—
Deferred income taxes	15,071	(15,071)	—
Changes in operating assets and liabilities:
Receivable from collaborative partners	95	(3,644)	(114)
Income tax receivable	(4,670)	—	—
Prepaid, other current assets, and other long-term assets	(2,999)	(4,782)	(579)
Restricted cash	(1,543)	—	—
Accounts payable	(1,560)	798	701
Accrued personnel-related expenses	1,079	2,260	1,661
Deferred revenue	(16,771)	(11,789)	45,530
Deferred rent	(768)	(513)	(549)
Income tax payable	(52,843)	49,720	—
Other accrued liabilities and other long-term liabilities	8,909	4,177	(463)
Net cash provided by (used in) operating activities	(79,751)	289,098	15,265
Investing activities
Purchases of marketable securities	(516,752)	(458,058)	(158,674)
Maturities of marketable securities	466,000	222,250	90,955
Purchases of property and equipment	(2,961)	(2,426)	(1,643)
Net cash used in investing activities	(53,713)	(238,234)	(69,362)
Financing activities
Proceeds from issuances of common stock, net of issuance costs	—	78,693	58,728
Proceeds from issuances of common stock under equity incentive plans	8,323	5,147	2,459
Repurchase of shares to satisfy tax withholding	(14,054)	—	—
Excess tax benefits from employee equity incentive plans	(3,123)	—	—
Deferred offering costs	—	—	16
Net cash provided by (used in) financing activities	(8,854)	83,840	61,203
Net increase (decrease) in cash and cash equivalents	(142,318)	134,704	7,106
Cash and cash equivalents at beginning of year	149,971	15,267	8,161
Cash and cash equivalents at end of year	$7,653	$149,971	$15,267

Supplemental cash flow information
Cash paid for income taxes	$11,433	$—	$—

Supplemental schedule of noncash investing and financing activities
Unpaid property and equipment purchases included in accrued liabilities	$1,232	$—	$—
Accrued and deferred offering costs	$—	$—	$144

The accompanying notes are an integral part of these financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2016

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

Restricted Cash

Restricted cash consists of a certificate of deposit held by our bank as collateral for a standby letter of credit in the same notional amount by our landlord to secure our obligations under our corporate office and laboratory facility lease entered in December 2016. We are required to maintain this restricted cash balance for the duration of the lease, which amount is subject to reduction starting in the sixth year of the lease if certain conditions are met. See Note 13 for further discussion on our lease.

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. We consider our available-for-sale portfolio as available for use in current operations. Accordingly, we classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income or loss and reported as a separate component of stockholders’ equity or deficit until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. We adjust the amortized cost of securities for amortization of premiums and accretion of discounts to maturity. We include interest on short-term investments in interest income. In accordance with our investment policy, management invests to diversify credit risk and only invests in debt securities with high credit quality, including U.S. government securities, and does not invest in mortgage-backed securities or mortgage loans.

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

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	December 31, 2016
		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$432	$432	$—	$—
U.S. Treasury securities	414,095	414,095	—	—
Certificate of deposit	1,543	—	1,543	—
Total	$416,070	$414,527	$1,543	$—

	December 31, 2015
		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$34,821	$34,821	$—	$—
U.S. Treasury securities	477,125	477,125	—	—
Total	$511,946	$511,946	$—	$—

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment. We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. We recognize an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Through December 31, 2016, there have been no such impairment losses.

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

Multiple-Element Revenue Arrangements. Our collaborations primarily represent multiple-element revenue arrangements. To account for these transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separable for accounting purposes. We consider delivered items to be separable if the delivered items have stand-alone value to the customer. If the delivered items are separable, we allocate arrangement consideration to the various elements based on each element’s relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. The revenue recognition standard established the hierarchy of determining the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (VSOE) of selling price, if available, or third party evidence of selling price if VSOE is not available, or our best estimate of selling price, if neither VSOE nor third party evidence is available. Determining the best estimate of selling price for a deliverable requires significant judgment. We use our best estimate of selling price to estimate the selling price for licenses to our proprietary technology since the VSOE or third party evidence of selling price for these deliverables is not available.

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

We have determined that some of our exclusive licenses lack standalone value apart from the related research and development services. In those circumstances we recognize collaboration revenue from non-refundable upfront and license fees in the same manner as the undelivered item(s), which is generally the period over which we provide the research and development services. For circumstances in which upfront and license fees are contingently refundable, we defer the recognition of the upfront and license fees until such time that the consideration is considered to be fixed or determinable.

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

Milestone Revenue. Our collaboration and license agreements generally include contingent payments and milestone payments related to specified research, development and regulatory milestones and sales-based milestones. Research, development and regulatory contingent payments and milestone payments are typically receivable under our collaborations when our collaborator claims or selects a target or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales-based milestones are typically receivable when annual sales of a covered product reach specified levels.

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

We have elected to adopt the Accounting Standards Codification (ASC) 605-28, Revenue Recognition—Milestone Method, such that we recognize any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based in whole or in part on either our performance or the occurrence of a specific outcome resulting from our performance for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved. Therefore, a milestone does not include events for which occurrence is contingent solely on the performance of a collaborative partner. To be substantive, a milestone must meet all the following criteria: the consideration receivable upon the achievement of the milestone is commensurate with either our performance after the agreement to achieve the milestone or the enhancement of value of delivered items as a result of a specific outcome resulting from our performance after the agreement to achieve the milestone, the consideration relates solely to past performance, and the consideration is reasonable relative to all of the deliverables and payment terms in the arrangement.

Research and Development Expenses

Research and development expenses consist of costs we incur for our own and for sponsored and collaborative research and development activities. Expenses we incur related to collaborative research and development agreements approximate the revenue recognized under these agreements. Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, CROs, and CMOs that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

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

Restricted stock awards granted to individual service providers who are not employees or directors are accounted for at fair value by remeasuring the cost based on the closing stock price at the end of that reporting period.

Options granted to individual service providers who are not employees or directors are accounted for at estimated fair value using the Black-Scholes option-pricing model and are subject to periodic remeasurement over the period during which the services are rendered.

Income Taxes

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our income tax benefit for 2016 relates to our ability to carry back 2016 losses to the 2015 tax year and to obtain a refund of taxes paid related to a prior period. Valuation allowances are provided when the expected realization of the deferred tax assets does not meet the more-likely-than-not criteria. As a result, deferred tax assets at the end of 2016 are subject to a full valuation allowance. We are required to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It is our practice to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09 and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We expect to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective method.

The adoption of ASU 2014-09 may have a material effect on our financial statements. To date, we have derived our revenues from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. We have started our preliminary assessment of our active license and collaboration agreements. We expect that our evaluation of the accounting for collaboration agreements under the new revenue standard could identify material changes from the current accounting treatment. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under our current accounting policy, we recognize milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In addition, the current accounting standards include a presumption that revenue from up-front non-refundable fees would be recognized ratably over the performance period, unless another attribution method was determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standard does not have a presumption that entities would default to a ratable attribution approach and will require entities to determine an appropriate attribution method using either output or input methods. As such, the amount and timing of revenue recognition for our license and collaboration agreements may change under the new revenue standard.

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for our interim and annual reporting periods during the year ending December 31, 2019 and all annual and interim reporting periods thereafter. Early adoption is permitted. Under the new standard, we expect to record a right to use lease asset and a lease liability on our balance sheet. Under the new standard, we expect to recognize expense on our statement of operations in a manner similar to the current accounting standard.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We expect to adopt ASU 2016-09 in the first quarter of 2017 and are evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.

3. Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$432	$—	$—	$432
U.S. Treasury securities	414,134	54	(93)	414,095
	414,566	54	(93)	414,527
Less: cash equivalents	(432)	—	—	(432)
Total marketable securities	$414,134	$54	$(93)	$414,095

	December 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$34,821	$—	$—	$34,821
U.S. Treasury securities	477,239	13	(127)	477,125
	512,060	13	(127)	511,946
Less: cash equivalents	(144,470)	—	19	(144,451)
Total marketable securities	$367,590	$13	$(108)	$367,495

As of December 31, 2016, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

		Estimated
	Amortized	Fair
	Cost	Value
Debt securities maturing:
In one year or less	$402,644	$402,619
In one to two years	11,490	11,476
Total marketable securities	$414,134	$414,095

Our cash equivalents and marketable securities have an average maturity of approximately 4 months and the longest maturity is 13 months. We determined that the gross unrealized losses of $93,000 on our marketable securities as of December 31, 2016 were temporary in nature and related primarily to interest rate shifts rather than significant changes in the underlying credit quality of the securities that we hold. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at December 31, 2016. There were no sales of available-for-sale securities in any of the periods presented.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$1,467	$1,399
Furniture and fixtures	804	804
Laboratory equipment	14,853	11,887
Leasehold improvements	2,468	2,396
	19,592	16,486
Less: accumulated depreciation and amortization	(13,385)	(11,947)
Property and equipment, net	$6,207	$4,539

5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Clinical development	$6,831	$1,966
Manufacturing	4,463	333
Trade Payable	3,729	3,252
Other	412	331
Total accrued liabilities	$15,435	$5,882

6. Stockholders’ Equity

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

The initial number of shares of common stock available for issuance under the 2013 Plan was 3,500,000, which includes the 1,069,985 shares of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless our Board provides otherwise, beginning on January 1, 2014 and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. As of December 31, 2016, 1,340,666 shares of common stock were available for future issuance of options, restricted stock and other stock-based awards under the 2013 Plan.

Incentive stock options may be granted with an exercise price of not less than estimated fair value, and nonstatutory stock options may be granted with an exercise price of not less than 85% of the estimated fair value of the common stock on the date of grant. Stock options granted to a stockholder owning more than 10% of our voting stock must have an exercise price of not less than 110% of the estimated fair value of the common stock on the date of grant. For all stock options granted prior to our IPO, our Board determined the estimated fair value of our common stock. For all stock options granted after the completion of our IPO in September 2013, the fair value for our underlying common stock is determined using the closing market price on the date of grant. Stock options are granted with terms of up to ten years and generally vest over a period of four years.

RSAs may be granted for no consideration (other than par value of the shares of stock). The fair value of RSAs is based upon the closing price of our common stock on the date of grant. RSAs generally vest over one and a half to three years and are nontransferable until the awards vest.

In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 23, 2013. We initially reserved a total of 250,000 shares of common stock for issuance under the ESPP. Unless our Board provides otherwise, beginning on January 1, 2014 and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of December 31, 2016, 714,951 shares of common stock were available for issuance under the ESPP.

The following table summarizes option activity under our stock plans and related information:

	Options Outstanding
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
	of Shares	Per Share	Terms	Value
			(in years)	(in thousands)
Balance at January 1, 2016	3,028,714	$12.62
Options granted	1,448,850	$44.32
Options exercised	(884,139)	$7.74
Options forfeited	(138,958)	$21.44
Options expired	(128)	$18.37
Balance at December 31, 2016	3,454,339	$26.80
Options exercisable at December 31, 2016	1,308,431	$13.73	6.44	$47,603
Options vested and expected to vest at December 31, 2016	3,399,919	$26.95	8.08	$79,094

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $27.95, $14.18 and $8.39 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $30.8 million, $10.0 million and $4.2 million, respectively.

We recorded stock-based compensation expense related to options granted to employees and directors of approximately $11.1 million, $4.5 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense related to options granted to individual service providers who are not employees or directors was approximately $309,000, $266,000 and $134,000 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $39.8 million of total unrecognized compensation expense related to unvested employee and director stock options, net of forfeitures, that we expect to recognize over a weighted-average period of 2.9 years.

Restricted Stock Awards

RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are unforfeitable once fully vested. The fair value of RSAs was based upon the closing sales price of our common stock on the grant date.

The following table summarizes the RSAs activity under our stock plans and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at January 1, 2016	1,574,870	$19.71
RSAs granted	395,430	$42.75
RSAs vested	(800,554)	$19.04
RSAs forfeited	(128,817)	$20.87
Unvested balance at December 31, 2016	1,040,929	$28.84

The total fair value on the date of vesting of RSAs vested in 2016, 2015 and 2014 was $33.2 million, $42,000, and $54,000, respectively.

We recorded stock-based compensation expense related to RSAs granted to employees and directors of approximately $20.2 million, $6.2 million and $0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense related to RSAs granted to individual service providers who are not employees or directors was approximately $673,000, $85,000 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $15.9 million of unrecognized compensation cost related to unvested RSAs, net of forfeitures, that we expect to recognize over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

Under our ESPP, employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. We issued a total of 45,647 shares under the ESPP in 2016.

The compensation expense related to the ESPP was $602,000, $455,000 and $339,000 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $253,000 of unrecognized compensation cost related to the ESPP, which we expect to recognize over 4.5 months.

Stock-Based Compensation

Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Research and development	$17,960	$6,362	$1,761
General and administrative	14,925	5,105	1,657
Total	$32,885	$11,467	$3,418

We estimated the fair value of each award using the Black-Scholes option-pricing model based on the date of grant of such award with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Expected term (years)	5.5-6.3	5.5-6.1	5.3-6.7	0.5	0.5	0.5
Expected volatility	69.0-74.0%	71.0-76.0%	85.0%	47.0-57.0%	75.0-96.0%	49.0-83.0%
Risk-free interest rate	1.3-1.8%	1.4-1.9%	1.6-2.0%	0.4-0.6%	0.1-0.3%	0.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The expected term of options granted represents the period of time that we expect options granted to remain outstanding, which we determined using the simplified method as we have insufficient historical information to provide a basis for estimate. The expected term of the ESPP rights is equal to the six-month look-back period. Volatility for options granted in 2013 is based on the average historical volatility of a peer group of public companies over the expected term. Volatility for options granted in 2014 and 2015 is based on the average of the historical volatility of our stock price and a peer group of public companies. We selected the peer group on the basis of operational and economic similarity with our principal business operations. Volatility for options granted subsequent to 2015 is based on the historical volatility of our stock price since we became publicly traded. Volatility for ESPP rights is equal to our historical volatility over the six-month look-back period. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve with a maturity equal to the expected term in effect at the time of grant. We have not paid, and do not anticipate paying, cash dividends on our shares of common stock; therefore, the expected dividend yield is zero.

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

The following table sets forth the computation of basic and diluted net income (loss) (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$(65,697)	$249,647	$(37,424)

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	26,955	25,661	20,865
Effect of dilutive securities:
Equity incentive plans	—	1,374	—
Denominator for diluted income (loss) per share	26,955	27,035	20,865

Income (loss) per share - Basic	$(2.44)	$9.73	$(1.79)
Income (loss) per share - Diluted	$(2.44)	$9.23	$(1.79)

We did not include potentially dilutive securities that would have an antidilutive effect. In 2016 and 2014, this consisted of all stock options to purchase common stock and RSAs. In 2015, this consisted of certain stock options to purchase common stock and RSAs.

We excluded the following securities from the calculation of diluted net income (loss) per share as the effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Options to purchase common stock	2,981	187	2,379
RSAs	1,278	8	9
	4,259	195	2,388

8. Employee Benefit Plans

We sponsor a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations, up to the lesser of the statutory maximum or 100% of eligible compensation on a pre-tax basis. We pay the administrative costs for the plan.

Effective January 1, 2015, we elected to match employee contributions to the 401(k) plan, or the company match, as permitted by the 401(k) plan. During 2016, we made matching contribution in an amount equal to 50% of the amount contributed by the employee up to an annual maximum company match per employee equal to $6,000. We recorded company match expense of $712,000 for the year ended December 31, 2016. During 2015, we made matching contributions in an amount equal to 50% of the amount contributed by the employee up to an annual maximum company match per employee equal to the lesser of (i) 4% of such employee’s compensation, or (ii) $6,000. During 2015, we delivered the company match through the issuance of shares of our common stock. We delivered 17,803 shares of our common stock as the company match in 2015 and recorded 401(k) plan company match expense of $477,000 for the year ended December 31, 2015.

9. Collaborative Research and Development Agreements

Bristol-Myers Squibb Company

License and Collaboration Agreement

On October 14, 2015, we entered into a license and collaboration agreement, or the cabiralizumab collaboration agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which we granted BMS exclusive global rights to develop and commercialize certain colony stimulating factor-1 receptor, or CSF1R, antibodies, including our monoclonal CSF1R inhibiting antibody that we refer to as cabiralizumab, and all modifications, derivatives, fragments, or variants of such antibodies, each of which we refer to as a licensed antibody. Under the terms of the cabiralizumab collaboration agreement, BMS is responsible, at its expense, for developing products containing licensed antibodies, each of which we refer to as a licensed product, under a development plan, subject to our option, at our own expense, to conduct certain studies, including registration-enabling studies to support approval of cabiralizumab in PVNS and in combination with our proprietary internal or in-licensed compounds, including in oncology. BMS is responsible for manufacturing and commercializing each licensed product and we will retain rights to a U.S. co-promotion option. This supersedes the clinical trial collaboration agreement we entered into with BMS in November 2014.

We continue to conduct the current Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo® (nivolumab), BMS’s programmed-death 1 (PD-1) immune checkpoint inhibitor, with cabiralizumab in multiple tumor types, which we commenced under the original clinical trial collaboration agreement. BMS bears all costs and expenses relating to this current trial, including manufacturing costs for the supply of cabiralizumab, except that we are responsible for our own internal costs, including internal personnel costs. We received $8.0 million and $0.2 million of research funding in 2016 and 2015, respectively, related to the research we performed under the cabiralizumab collaboration agreement.

Pursuant to the cabiralizumab collaboration agreement, BMS made an upfront payment of $350.0 million to us in December 2015. We applied ASC 605-25, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the cabiralizumab collaboration agreement. We identified the license to BMS and the associated transfer of manufacturing and other know-how as substantive deliverables under this agreement. Since all of the deliverables were fully delivered by December 31, 2015, the $350.0 million upfront license fee associated with the deliverables was entirely recognized as revenue in 2015.

Additionally, we are eligible to receive up to $1.05 billion in development and regulatory milestone payments per anti-CSF1R product for oncology indications and up to $340 million in development and regulatory milestone payments per anti-CSF1R product for non-oncology indications, as well as royalties ranging from the high teens to the low twenties, such royalties to be enhanced in the U.S. in the event that we exercise our co-promotion option. We determined that these contingent payments will not be accounted for under the milestone method of revenue recognition as the events that trigger these payments under the agreement with BMS do not meet the definition of a milestone under ASC 605-28, Milestone Method of Revenue Recognition, because the achievement of these milestones is solely dependent on BMS’s performance. Revenue from these contingent payments will be recognized if and when such payments become due, subject to satisfaction of all the criteria necessary to recognize revenue at that time, because we do not have any outstanding performance obligations under this arrangement. For the year ended December 31, 2016, we did not recognize any revenue for development and regulatory milestone payments.

Under the original clinical trial collaboration agreement, BMS paid us an upfront fee of $30.0 million in December 2014. Initially, the $30.0 million upfront fee was contingently refundable if certain change of control events occurred prior to a specified date. As such, the upfront fee was not considered to be fixed or determinable at that time and was recorded as deferred revenue as of December 31, 2014. Under the cabiralizumab collaboration agreement, the $30.0 million upfront fee under the original clinical trial collaboration is no longer contingently refundable. Therefore, upon the effectiveness of the cabiralizumab collaboration agreement, the upfront fee became fixed or determinable and we started recognizing revenue ratably, using a cumulative catch up method, over the estimated performance period ending in 2019. We will periodically evaluate the estimated performance period based on the progress made under the collaboration. During 2016 and 2015, we recognized $5.9 million and $6.4 million, respectively, of revenue relating to the upfront fee.

For the years ended December 31, 2016 and 2015, we recognized $14.4 million and $359.9 million, respectively, of revenue under the cabiralizumab collaboration agreement. As of December 31, 2016 and 2015, we had deferred revenue relating to the collaboration of $17.7 million and $23.6 million, respectively.

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with BMS, to carry out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the immuno-oncology collaboration, we granted BMS an exclusive, worldwide license to research, develop and commercialize products directed towards certain targets in the checkpoint pathways. BMS will have an option to take exclusive licenses to additional targets we may identify in these checkpoint pathways during the course of the immuno-oncology research collaboration. Based on data arising from our initial screens, in January 2016, we amended the immuno-oncology research collaboration to add an additional checkpoint pathway to the research program, for a total of three undisclosed immune checkpoint pathways.

We received an upfront payment of $20.0 million from BMS in April 2014 in connection with our entry into the immuno-oncology research collaboration and expect to receive $9.5 million in research funding over the course of the three-year research term based on the research activities currently planned under the research plan. BMS may extend the research term for two additional one-year periods on a year-by-year basis, during which extensions we would be obligated to perform additional services as agreed to with BMS and BMS would be obligated to pay us research funding with respect to such services. The initial research term under the immuno-oncology research collaboration expire in March 2017. In December 2016, BMS exercised its option to extend the research term for an additional year to March 2018. BMS has the option to extend the research term for one additional year.

We applied ASC 605-25, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the immuno-oncology collaboration. In accordance with this guidance, we concluded that we should account for the immuno-oncology research collaboration as a single unit of accounting because the intellectual property delivered to BMS was not considered to have stand-alone value and recognize the immuno-oncology research collaboration consideration in the same manner as the final deliverable, which is research service. We recorded the $20.0 million upfront payment as deferred revenue and are recognizing it over the five-year research period under the immuno-oncology research collaboration. In addition, BMS agreed to pay us $9.5 million of research funding over the initial three-year research program term. We received $1.6 million, $4.1 million and $3.4 million of research funding in 2016, 2015 and 2014, respectively, related to research we performed under the immuno-oncology research collaboration.

We are eligible to receive certain contingent payments with respect to each target subject to the immuno-oncology research collaboration and royalties on sales of products related to such targets, if any.

In accordance with ASC 605-28, we determined that the remaining contingent payments under the immuno-oncology research collaboration do not constitute milestone payments and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments under the collaboration do not meet the definition of a milestone under ASC 605-28 because the achievement of these events solely depends on BMS’s performance. Any revenue from these contingent payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligations, if any, relating to the collaboration. If we have no remaining performance obligations under the immuno-oncology research collaboration at the time the contingent payment is triggered, we would recognize the contingent payment as revenue in full upon the triggering event.

In connection with the immuno-oncology research collaboration, BMS purchased 994,352 shares of our common stock at a price per share of $21.16, for an aggregate purchase price of $21.0 million. We determined that the purchase price of $21.16 per share exceeded the fair value of our common stock by $2.4 million and, therefore, recorded the $2.4 million as deferred revenue to be recognized in the same manner as the $20.0 million upfront payment.

For the years ended December 31, 2016, 2015, and 2014, we recognized $7.7 million, $7.0 million and $6.0 million, respectively, of revenue under the immuno-oncology research collaboration. As of December 31, 2016 and 2015, we had deferred revenue relating to the immuno-oncology research collaboration of $10.6 million and $16.8 million, respectively.

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

GlaxoSmithKline LLC

Respiratory Diseases Collaboration

In April 2012, we entered into research collaboration and license agreement, or the respiratory diseases collaboration, with GlaxoSmithKline LLC, or GSK, to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease, or COPD, function with a particular focus on identifying novel protein therapeutics and antibody targets. We conducted six customized cell-based screens of our protein library under this agreement. Under the terms of the agreement, GSK paid us an upfront technology access payment of $7.5 million at the inception of the respiratory diseases collaboration. In addition, GSK agreed to pay us $10.5 million of research funding over the research program term.

We applied ASC 605-25, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for this agreement. In accordance with this guidance, we concluded that the arrangement should be accounted for as a single unit of accounting and that the agreement consideration should be recognized in the same manner as the final deliverable, which is the research service. We recorded the $7.5 million upfront technology access payment as deferred revenue and we are recognizing such payment over the initial four-year research period under the agreement.

Pursuant to the respiratory diseases collaboration, GSK exercised its option to expand the research plan to include two additional screening assays. We received $2.0 million in additional research funding for the two additional screening assays as of December 31, 2015.

In January 2016, we amended our respiratory diseases collaboration to extend the research term by three months to July 2016 to allow additional validation of the protein targets we discovered and to increase the research funding by $0.7 million that GSK is obligated to pay us under our collaboration. Such funding was fully received as of December 31, 2016.

We are eligible to receive certain option and selection payments, payments for the achievement of certain development activities, and royalties on the sales of products related to targets GSK selects for exclusive development, if any.

We are eligible to receive up to $124.3 million in potential target evaluation and selection fees and contingent payments with respect to each protein target for which GSK will have sole responsibility for the further development and commercialization of products that incorporate or target such protein target, or a track 1 target. GSK is also obligated to pay us tiered low- to mid-single digit royalties on global net sales for each product that incorporates or targets each such track 1 target. We are eligible to receive up to $193.8 million in potential target evaluation and selection fees and contingent payments with respect to each protein target for which we will develop biologics that incorporate or target the protein targets through to clinical proof of mechanism in either a phase 1 clinical trial or a phase 2 clinical trial, or a track 2 target. GSK is also obligated to pay us tiered high-single to low-double digit royalties on global net sales for each product that incorporates or targets each such track 2 target.

In accordance with ASC 605-28, we determined that the remaining contingent payments under the respiratory diseases collaboration do not constitute milestone payments and we will not account for such payments under the milestone method of revenue recognition.

In connection with our entry into the respiratory diseases collaboration, GSK purchased 381,693 shares of our Series A-3 convertible preferred stock at a price of $26.20 per share, resulting in net cash proceeds to us of $10.0 million. We determined that the purchase price of $26.20 per share exceeded the estimated fair value of the Series A-3 convertible preferred stock by $3.1 million and, therefore, recorded the $3.1 million as deferred revenue to be recognized in the same manner as the upfront technology access payment.

In the years ended December 31, 2016, 2015 and 2014, we received $3.6 million, $3.9 million and $3.9 million, respectively, of research funding and milestones related to all research being performed under the respiratory diseases collaboration. Total revenue recognized under the respiratory diseases collaboration was $5.0 million, $7.3 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we fully recognized the deferred revenue related to the respiratory diseases collaboration as we completed our obligation to provide research service. As of December 31, 2015, we had deferred revenue related to this agreement of $1.7 million. Additionally, GSK is obligated to reimburse us for certain specialized research and development costs associated with the screens under the respiratory diseases collaboration.

The respiratory diseases collaboration will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, GSK may terminate this agreement at any time with advance written notice, and either party may terminate this agreement with written notice for the other party’s material breach if such party fails to cure the breach or immediately in the case of failure to comply with certain anti-bribery and anti-corruption policies or upon certain insolvency events.

FP-1039 License and Collaboration

In March 2011, we entered into a license and collaboration agreement, or the FP-1039 license, with Human Genome Sciences, Inc., or HGS, which was acquired by GSK in 2012. Pursuant to the FP-1039 license, we granted GSK an exclusive license to develop and commercialize our FP-1039 product and other FGFR1 fusion proteins in the United States, the European Union and Canada.

We received an upfront license fee of $50.0 million from GSK in March 2011 in connection with our entry into the FP-1039 license. We identified the initial license, associated technology transfer and services for the conduct of the then-concluding FP-1039 Phase 1 clinical trial as substantive deliverables under the FP-1039 license. As of December 31, 2011, all deliverables under the FP-1039 license were fully delivered and we recognized the related $50.0 million of upfront license fee fully as revenue.

In addition, GSK was obligated to pay us for the costs of all FP-1039 related research and development activities we elected to undertake on behalf of GSK. For the years ended December 31, 2016, 2015 and 2014, we recognized $21,000, $0.1 million and $0.1 million, respectively, in revenue from GSK related to development costs associated with FP-1039.

In March 2016, GSK delivered to us a written notice of termination of the FP-1039 license. Pursuant to the terms of the FP-1039 license, termination of the FP-1039 license became effective on September 5, 2016, 180 days after GSK’s notice of termination. Pursuant to the terms of the FP-1039 license, we elected to have GSK complete the conduct of the Phase 1b clinical trial of FP-1039 that GSK is currently conducting, at GSK’s expense.

Muscle Diseases Collaboration

In July 2010, we entered into a research collaboration and license agreement, or the muscle diseases collaboration, with GSK, to identify potential drug targets and drug candidates to treat skeletal muscle diseases. Under the terms of the muscle diseases collaboration, we received an upfront technology access payment of $7.0 million in August 2010. The $7.0 million upfront technology access payment was recorded as deferred revenue, which we initially began recognizing over the initial three-year research period under the agreement. We fully recognized the deferred revenue related to this agreement in 2014 as we completed our obligation to provide research services.

In May 2011, we amended the agreement to expand the research plan in scope and duration to include an additional cell-based screen and an in vivo screen using our RIPPS technology. Under the amendment, GSK agreed to provide an additional $6.3 million of research funding over a three-year research program term beginning on the date of the expansion. Due to the amendment, in May 2011 we revised our estimate of our substantive performance period under this collaboration to extend through the end of this additional research term and began recognizing the remaining unamortized portion of the upfront payment over this revised period into May 2014. We fully recognized the deferred revenue related to this agreement in 2014 following the completion of our obligation to provide research services in May 2014.

We were eligible to receive certain option and selection payments related to targets identified in the collaboration. We are also eligible to receive payments for the achievement of certain development activities and royalties on the sales of products related to targets GSK selected for exclusive development.

We were eligible to receive up to $1.8 million of option and selection payments per target when GSK claimed and selected a target for further development. In accordance with ASC 605-28, we concluded that these payments under the agreement with GSK were substantive and accounted for these milestones under the milestone method of revenue recognition.

In accordance with ASC 605-28, we determined that the remaining contingent payments under the agreement with GSK do not constitute milestone payments and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments under the muscle diseases collaboration do not meet the definition of a milestone under this standard because the achievement of these events is solely dependent on GSK’s performance.

In connection with our entry into the muscle diseases collaboration, GSK purchased 329,597 shares of our Series A-2 convertible preferred stock at a price of $22.76 per share, resulting in net cash proceeds to us of $7.5 million. We determined that the purchase price of $22.76 per share exceeded the estimated fair value of the Series A-2 convertible preferred stock by $3.0 million and, therefore, recorded the $3.0 million as revenue in the same manner as the upfront technology access payment.

In December 2012, GSK selected a protein therapeutic target for further evaluation. We received the related selection fee of $0.3 million in 2013. In September 2013, we entered into an agreement with GSK to extend the evaluation period for this protein therapeutic target by approximately eight months. In connection with the extension of the evaluation period, GSK paid a $0.2 million extension fee, which we have fully recognized in revenue over the eight-month extension period in 2014.

In October 2013, GSK exercised its right to reserve for further evaluation several protein therapeutic targets for muscle diseases that we discovered pursuant to the muscle diseases collaboration. In connection with reserving these targets for further evaluation, GSK paid us a selection fee of $0.3 million in 2013. In September, 2014, GSK exercised its option to license an undisclosed muscle disease target that we identified. We granted GSK an exclusive, worldwide license to products containing or directed to the target. We received a payment of $1.5 million in connection with the option exercise

Total revenue recognized under the muscle diseases collaboration was $3.4 million for the year ended December 31, 2014. As of December 31, 2014, the deferred revenue related to this agreement had been fully recognized as we completed our obligation to provide research services.

The muscle diseases collaboration will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, GSK may terminate this agreement at any time with advance written notice, and either party may terminate this agreement with written notice for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, or the fibrosis and CNS collaboration, with UCB Pharma, S.A., or UCB, to identify potential biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system disorders.

We applied ASC 605-25, Multiple-Deliverable Revenue Arrangements, to evaluate the appropriate accounting for this agreement. In accordance with this guidance, we concluded that we should account for the arrangement as a single unit of accounting and recognize the agreement consideration in the same manner as the final deliverable of the research services.

Under the terms of the fibrosis and CNS collaboration, UCB paid us an upfront payment of $6.0 million in March 2013. In addition, UCB agreed to pay us $6.6 million for a technology fee and $2.0 million for research funding. All of which was recorded as deferred revenue and being amortized over the initial five-year research period under the agreement. As of December 31, 2015, we fully collected on the technology fees and research funding under the fibrosis and CNS collaboration.

We are eligible to receive certain evaluation and selection fees and contingent payments with respect to each protein target that UCB elects to obtain an exclusive license, and royalties on the sales of products related to such targets, if any.

We are eligible to receive up to $0.4 million of target evaluation and selection fees with respect to each target we have offered to UCB in the collaboration. In accordance with ASC 605-28, we concluded that these fees under the agreement with UCB are substantive and should be accounted for under the milestone method of revenue recognition. During 2016 and 2015, we received $0.4 and $0.1 million in target evaluation and selection fees, respectively.

In accordance with ASC 605-28, we determined that the remaining contingent payments under the agreement do not constitute milestone payments and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments under the agreement with UCB do not meet the definition of a milestone under ASC 605-28 because the achievement of these events solely depends on UCB’s performance.

For the years ended December 31, 2016, 2015 and 2014, we recognized $3.5 million, $4.0 million and $3.2 million of revenue, respectively, under the fibrosis and CNS collaboration. As of December 31, 2016 and 2015, we have deferred revenue relating to this agreement of $3.7 million and $6.7 million, respectively. Additionally, UCB is obligated to reimburse us for certain specialized research and development costs associated with the screens under the agreement.

Our initial research activities under this agreement were completed in March 2016. Upon the completion of those research activities, UCB has up to a two-year evaluation period during which we may be obligated to perform additional services at the request of UCB.

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

bluebird bio, Inc. License Agreement

In May 2015, we entered into an exclusive license agreement, or the bluebird license agreement, with bluebird bio, Inc., or bluebird, under which we licensed to bluebird human antibodies to an undisclosed cancer target to research, develop and commercialize chimeric antigen receptor (CAR) T cell therapies using these antibodies.

Under the bluebird license agreement, bluebird paid us a $1.5 million upfront fee in 2015. There are no other deliverables under the agreement other than the license grant. We recognized the $1.5 million upfront fee as revenue upon delivery of the license grant, which was completed in 2015.

In January 2017, bluebird delivered to us written notice of termination of the license agreement. Pursuant to the terms of the license agreement, termination will become effective on May 17, 2017, which is 120 days after bluebird’s notice of termination. Following termination, bluebird will have no future payment obligations to us in connection with the license agreement.

10. Acquired Technologies

Galaxy Biotech, LLC

In December 2011, we entered into an exclusive license agreement with Galaxy Biotech, LLC, or Galaxy, for the development, manufacturing, and commercialization of certain anti-FGFR2b monoclonal antibodies. Under the terms of the agreement, we agreed to pay Galaxy an upfront license payment of $3.0 million. We paid the upfront payment in two equal installments in January 2012 and July 2012. As we had full access to the technology and materials upon execution of the agreement, the lead compound was in an early stage of development, and the underlying technology has no alternative future uses, we recorded the entire upfront payment to research and development expenses in our statement of operations for the year ended December 31, 2011. We are also required to make additional payments based upon the achievement of certain intellectual property, development, regulatory, and commercial milestones, as well as royalties on future net sales of products resulting from development of this purchased technology, if any. In May 2016, we amended the license agreement to revise certain milestone definitions, reduce certain milestone payments and add certain development-related milestone payments that were triggered by dosing of certain patients in the current Phase 1 clinical trial of FPA144. We made milestone payments to Galaxy totaling $2.5 million, $0 and $2.6 million in 2016, 2015 and 2014, respectively.

INBRX 110 LP

In July 2015, we entered into a research collaboration and license agreement with INBRX 110 LP, or Inhibrx, to obtain (a) an exclusive, worldwide license to antibodies to GITR for therapeutic and diagnostic uses, which we refer to respectively as licensed therapeutic products and  licensed diagnostic products, and (b) an exclusive option, or the option, to obtain exclusive, worldwide licenses to multi-specific antibodies developed by Inhibrx that bind to both GITR and other targets, each of which we refer to as a multi-specific product. We can exercise an option with respect to a multi-specific product within a limited period of time after (i) certain activities related to initiating clinical manufacturing of such multi-specific product or (ii) if not earlier exercised, the dosing of the first patient in a Phase 2 clinical trial of such multi-specific product.

Pursuant to the agreement, we paid Inhibrx an upfront fee of $10.0 million for the license and for services to be provided by Inhibrx related to a research cell bank in July 2015. Additionally, with respect to each licensed therapeutic product, we will be obligated to pay up to $62.5 million in specified development milestone payments and (i) if such licensed therapeutic product does not receive a Breakthrough Therapy Designation from the FDA up to $280.0 million in specified regulatory and commercial milestone payments, or (ii) if such licensed therapeutic product receives a Breakthrough Therapy Designation from the FDA, up to $380.0 million in specified regulatory and commercial milestone payments. Inhibrx is also eligible for low double-digit tiered royalties on future product sales. We may pay all or a portion of milestone payments for development and regulatory events in shares of our common stock, subject to certain limitations and conditions. We would be obligated to register for resale under the Securities Act any such shares of our common stock.

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

In accordance with the ASC 730, Research and Development Costs, we concluded that we should defer and capitalize the $2.0 million that we determined to be related to the prepayment for the research cell bank services over the performance period. During both 2016 and 2015, we recognized $1.0 million of expense related to the research cell bank services. As of December 31, 2016, we have fully recognized the deferred expense related to this agreement.

11. Income Taxes

For the year ended December 31, 2016, we recorded an income tax benefit of $31.0 million as compared to an income tax expense of $37.8 million for the year ended December 31, 2015. We recorded no income tax expense for the year ended December 31, 2014 due to the loss incurred in that year.

For the year ended December 31, 2015, the income tax expense was based on the taxable income generated in 2015 after utilization of our available federal and state net operating loss carryovers as well as any research credits including consideration of any applicable limitations on the use of these attributes as provided by the Internal Revenue Code and similar state statutes. For the year ended December 31, 2016, the federal tax benefit represents the reversal of the federal tax provided in 2015 due to our ability to carryback federal tax attributes generated this year but not in an amount that is lower than any minimum taxes as provided under federal law. The state tax benefit in the current year represents the reversal of prior state income tax also to an amount that is not lower than any minimum tax as provided under state law.

The components of our income tax (benefit) expense were as follows:

	Year Ended December 31,
	2016	2015	2014
Current tax (benefit) expense
Federal	$(40,740)	$47,369	$—
State	(5,340)	5,473	—
Total current (benefit) expense	(46,080)	52,842	—

Deferred tax (benefit) expense
Federal	15,032	(15,032)	—
State	—	—	—
Total deferred tax (benefit) expense	15,032	(15,032)	—

Total tax (benefit) expense	$(31,048)	$37,810	$—

The income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands)

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax	$(33,862)	$100,610	$(13,098)
State statutory income tax	(3,471)	3,558	—
Nondeductible stock compensation	715	437	(501)
Nontaxable equity premiums	(248)	(443)	(504)
Deferred tax assets (utilized) not benefitted	12,152	(62,705)	14,075
Research and orphan drug credits	(8,029)	(3,846)	—
Other permanent items	1,695	199	28
Income tax (benefit) expense	$(31,048)	$37,810	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	As of December 31,
	2016	2015
Net operating loss carryforwards	$5,615	$941
Research and orphan drug credits	18,182	819
Deferred revenue	10,939	16,697
Stock based compensation	6,908	4,542
Capitalized license and depreciation basis differences	3,574	3,685
Reserves and accruals	1,736	3,960
Total deferred tax assets	46,954	30,644
Less: valuation allowance	(46,954)	(15,573)
Net deferred tax assets	$—	$15,071

Based on all available objective evidence, we determined it is more likely than not that all net deferred tax assets will not be fully realizable. The available objective evidence considered was our inability to further recover any taxes previously paid and expectation of future taxable income. Accordingly, we recorded a valuation allowance against all of its net deferred tax assets for the years ended December 31, 2016. We will continue to maintain a full valuation allowance on its net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. Our valuation allowance increased by $31.4 million during 2016 and decreased by $74.1 million during 2015.

At December 31, 2016, we had approximately $145.1 million of state net operating losses available for future use that expire beginning in 2017 and state research credits of approximately $12.3 million that have no expiration date.

We also have federal research and Orphan Drug credits of approximately $17.2 million available for future use that expire beginning in the year 2023.

We had $9.4 million, $3.4 million and $2.2 million of unrecognized tax benefits as of December 31, 2016, 2015 and 2014, respectively. The unrecognized tax benefits are primarily tax credits for all years and state net operating loss carryover related for certain prior years. We currently have a full valuation allowance against our deferred tax assets, which would impact the timing of the effective tax rate benefit, should any of these uncertain positions be favorably settled in the future. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. As of December 31, 2016, no significant increases or decreases are expected to our uncertain tax positions within the next 12 months. As of December 31, 2016 and 2015, we had no accrued interest or penalties related to income taxes, and no such interest and penalties have been incurred through December 31, 2016. A reconciliation of our unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

Unrecognized
Income Tax
Benefits
Balance as of December 31, 2013	$1,781
Additions for prior year tax positions	11
Additions for current year tax positions	445
Balance as of December 31, 2014	2,237
Additions for prior year tax positions	615
Additions for current year tax positions	580
Balance as of December 31, 2015	3,432
Additions for prior year tax positions	4,394
Additions for current year tax positions	1,577
Balance as of December 31, 2016	$9,403

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from inception in 2001 forward remain open to examination due to the carryover of unused net operating losses and tax credits. We have no ongoing tax examinations by tax authorities at this time.

12. Commitments and Contingencies

Operating Leases

We lease our corporate office and laboratory facility under an operating lease. We entered into the initial lease in March 2010 and entered into an amendment in November 2014 to amend certain terms of the lease and to increase the amount of leased space, which we refer to collectively as the lease. The lease will expire on December 31, 2017.

The lease contains scheduled rent increases over the lease term. We recognize the related rent expense for the lease on a straight-line basis over the term of the lease with the difference between the rent paid and the straight-line rent expense recorded as deferred rent. As of December 31, 2016 and 2015, deferred rent totaled $0.9 million and $1.6 million, respectively.

We received lease incentives totaled $1.9 million from our landlord for a portion of the costs of leasehold improvements we made to the premises. We amortize the incentives on a straight-line basis over the term of the lease as a reduction of rent expense. As of December 31, 2016 and 2015, the unamortized leasehold improvement incentive totaled $0.3 million and $0.6 million, respectively.

We entered into a new corporate office and laboratory facility lease agreement in December 2016, which we refer to as the new lease. The new lease has an initial term of 10 years, beginning on the rent commencement date, with an option to extend the lease for an additional period of five years. We do not have to pay rent until the rent commencement date. The rent commencement date is the later to occur of (i) January 1, 2018 and (ii) 30 days after the facility is ready for occupancy. Rent is reduced by 50% for the first six months. Pursuant to the terms of the new lease, we are entitled to a tenant improvement allowance of up to $14.4 million. In addition, the new lease required us to deliver an irrevocable standby letter of credit in an amount of $1.5 million to landlord for the period commencing on the effective date of the agreement until at least 60 days after the expiration of the new lease, subject to 50% reduction on the first day of the sixth lease year if certain conditions are met.

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $2.3 million, and $1.9 million, respectively. The estimated future minimum commitments under our non-cancelable operating leases are as follows (in thousands):

Year ending December 31:
2017	3,461
2018	5,092
2019	7,025
2020	7,274
2021	7,524
Thereafter	51,017
Total estimated minimum payments	$81,393

Indemnifications

As permitted under Delaware law and in accordance with our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

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

13. Selected Quarterly Financial Information (Unaudited)

The following amounts are in thousands, except per share amounts:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2016	2016	2016	2016
	(Unaudited)

Revenue	$6,520	$9,229	$6,680	$8,262
Net loss	(13,040)	(13,137)	(19,414)	(20,106)
Basic and diluted net loss per share	(0.49)	(0.49)	(0.72)	(0.73)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2015	2015	2015	2015
	(Unaudited)

Revenue	$4,287	$6,315	$5,858	$363,341	(1)
Net income (loss)	(11,036)	(11,474)	(23,971)	296,128
Basic net income (loss) per share	(0.44)	(0.45)	(0.93)	11.37
Diluted net income (loss) per share	(0.44)	(0.45)	(0.93)	10.63

(1)	Includes the $350.0 million upfront license fee from the cabiralizumab collaboration agreement. See Note 9 for further discussion.

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
10.13+

Offer Letter Agreement by and between the company and Francis Sarena, dated as of December 2, 2010 (incorporated herein by reference to Exhibit 10.10 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.14+	Offer Letter Agreement by and between the company and Robert Sikorski, dated as of August 22, 2014.
10.15+	Offer Letter Agreement by and between the company and Kevin Baker, dated as of January 7, 2016.
10.16+

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

10.20+

Executive Severance Benefits Agreement by and between the company and Francis Sarena, dated as of February 18, 2011 (incorporated herein by reference to Exhibit 10.14 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.21+

Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Francis Sarena, effective May 8, 2013 (incorporated herein by reference to Exhibit 10.15 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.22+

Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Marc Belsky, effective January 16, 2014 (incorporated herein by reference to Exhibit 10.18 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.23+	Executive Severance Benefits Agreement by and between the company and Robert Sikorski, dated as of September 17, 2014.
10.24+	Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Robert Sikorski, dated as of January 21, 2016.
10.25+	Executive Severance Benefits Agreement by and between the company and Kevin P. Baker, dated as of February 1, 2016.
10.26+	Form of Retention Award Agreement (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on May 4, 2015).
10.27+	Form of Restricted Stock Agreement.
10.28+

Stock Option Grant Notice by and between the company and Aron M. Knickerbocker, dated as of December 16, 2009 (incorporated herein by reference to Exhibit 10.28 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.29+

Amendment to Stock Option by and between the company and Aron M. Knickerbocker, dated as of March 15, 2011 (incorporated herein by reference to Exhibit 10.29 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

Exhibit No.	Description
10.30+

Form of Indemnification Agreement by and between the company and each of its directors and officers (incorporated herein by reference to Exhibit 10.16 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.31

Lease by and between the company and Britannia Biotech Gateway Limited Partnership, dated as of March 22, 2010 (incorporated herein by reference to Exhibit 10.26 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.32

First Amendment to Lease by and between the company and Britannia Biotech Gateway Limited Partnership, dated as of November 13, 2014 (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on November 14, 2014).

10.33

Sublease by and between the company and AMGEN SF, LLC, dated as of March 22, 2010 (incorporated herein by reference to Exhibit 10.27 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.34	Lease by and between the company and HCP Oyster Point III LLC, dated as of December 12, 2016.
10.35†

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

10.37†*

Amendment No. 2 to the Research Collaboration and License Agreement by and between the company and UCB Pharma S.A., dated as of July 27, 2015 (incorporated herein by reference to Exhibit 10.32 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on March 11, 2016).

10.38†

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

10.41†

Amendment No. 2 to the Respiratory Diseases Research Collaboration and License Agreement by and between the company and Glaxo Group Limited, dated as of April 9, 2014 (incorporated herein by reference to Exhibit 10.1 to the company’s to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on August 7, 2014).

10.42*†

Amendment No. 3 to the Respiratory Diseases Research Collaboration and License Agreement by and between the company and Glaxo Group Limited, dated as of January 26, 2016 (incorporated herein by reference to Exhibit 10.37 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on March 11, 2016).

Exhibit No.	Description
10.43†

Research Collaboration and License Agreement by and between the company and GlaxoSmithKline LLC, dated as of July 29, 2010 (incorporated herein by reference to Exhibit 10.21 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.44†

Amendment No. 1 to the Research Collaboration and License Agreement by and between the company and GlaxoSmithKline LLC, dated as of May 17, 2011 (incorporated herein by reference to Exhibit 10.22 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.45†

Exclusive License Agreement by and between the company and Galaxy Biotech, LLC, dated as of December 22, 2011 (incorporated herein by reference to Exhibit 10.23 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.46†

Amendment to the Exclusive License Agreement by and between the company and Galaxy Biotech, LLC, dated as of May 16, 2016 (incorporated herein by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q (File No. 001-36070), filed with the SEC on August 5, 2016).

10.47†

Exclusive License Agreement by and between the company and the Regents of the University of California, dated as of September 7, 2006 (incorporated herein by reference to Exhibit 10.24 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.48†

Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of February 6, 2012 (incorporated herein by reference to Exhibit 10.30 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.49†

Research Collaboration and License Agreement, dated as of March 14, 2014, by and between the company and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on August 26, 2014).

10.50*†	Amendment No. 1 to the Research Collaboration and License Agreement, dated as of January 21, 2016, by and between the company and Bristol-Myers Squibb Company.
10.51*†	License and Collaboration Agreement, dated as of October 14, 2015, by and between the company and Bristol-Myers Squibb Company.
10.52†

Research Collaboration and License Agreement, dated July 13, 2015, by and between the company and INBRX 110 LP (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 5, 2015).

21.1	Subsidiaries of the company (incorporated herein by reference to Exhibit 21.1 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).
23.1*	Consent of Independent Registered Accounting Firm.
24.1	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been granted for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.
**	Filed electronically herewith.