Form 10-Q
period 2017-03-31
FIVE PRIME THERAPEUTICS INC
filed 2017-05-05
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes  ☐    No  ☒

As of May 1, 2017, the number of outstanding shares of the registrant’s common stock was 28,785,903.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$47,184	$7,653
Marketable securities	333,133	414,095
Receivables from collaborative partners	5,909	3,959
Income tax receivable	4,677	4,670
Prepaid and other current assets	8,290	9,748
Total current assets	399,193	440,125
Restricted Cash	1,543	1,543
Property and equipment, net	7,934	6,207
Other long-term assets	411	406
Total assets	$409,081	$448,281
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$807	$334
Accrued personnel-related expenses	3,678	7,957
Other accrued liabilities	17,018	15,435
Deferred revenue, current portion	14,193	14,150
Deferred rent, current portion	649	865
Total current liabilities	36,345	38,741
Deferred revenue, long-term portion	14,630	17,856
Other long-term liabilities	1,057	109
Commitments
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,771,794 issued and 27,897,564 outstanding at March 31, 2017. 28,550,006 issued and 27,509,077 outstanding at December 31, 2016	28	27
Additional paid-in capital	396,093	396,635
Accumulated other comprehensive loss	(244)	(39)
Accumulated deficit	(38,828)	(5,048)
Total stockholders' equity	357,049	391,575
Total liabilities and stockholders' equity	$409,081	$448,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Collaboration revenue	$10,135	$6,520
Operating expenses:
Research and development	33,760	18,856
General and administrative	10,486	8,057
Total operating expenses	44,246	26,913
Loss from operations	(34,111)	(20,393)
Interest and other income, net	668	536
Loss before income tax	(33,443)	(19,857)
Income tax benefit	—	6,817
Net loss	$(33,443)	$(13,040)
Basic and diluted net loss per common share	$(1.21)	$(0.49)
Weighted-average shares used to compute basic and diluted net loss per common share	27,657	26,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(33,443)	$(13,040)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(205)	184
Comprehensive loss	$(33,648)	$(12,856)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(33,443)	$(13,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	515	375
Stock-based compensation expense	9,887	7,401
Excess tax benefits from employee equity incentive plans	—	(1,233)
Deferred income taxes	—	1,769
Amortization of premium on marketable securities	708	1,119
Changes in operating assets and liabilities:
Receivables from collaborative partners	(1,950)	2,294
Income tax receivable	(7)	(822)
Prepaid, other current assets, and other long-term assets	1,453	756
Accounts payable	473	(874)
Accrued personnel-related expenses	(4,279)	(3,030)
Deferred revenue	(3,183)	(4,648)
Deferred rent	(216)	(192)
Income tax payable	—	(22,367)
Other accrued liabilities and other long-term liabilities	2,113	(1,616)
Net cash used in operating activities	(27,929)	(34,108)
Investing activities
Purchases of marketable securities	(125,701)	(100,665)
Maturities of marketable securities	205,750	118,250
Purchases of property and equipment	(1,824)	(823)
Net cash provided by investing activities	78,225	16,762
Financing activities
Proceeds from issuance of common stock under equity incentive plans	1,048	2,755
Repurchase of shares to satisfy tax withholding	(11,813)	(3,602)
Excess tax benefits from employee equity incentive plans	—	1,233
Net cash (used in) provided by financing activities	(10,765)	386
Net increase (decrease) in cash and cash equivalents	39,531	(16,960)
Cash and cash equivalents at beginning of period	7,653	149,971
Cash and cash equivalents at end of period	$47,184	$133,011

Supplemental cash flow information
Cash paid for income taxes	$—	$14,701

Supplemental schedule of noncash investing and financing activities
Unpaid property and equipment purchases included in accrued and other long-term liabilities	$1,548	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

March 31, 2017

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the Company) is a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of March 31, 2017 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission.

We have reclassified certain prior period expense amounts from general and administrative expense to research and development expense within our condensed statement of operations to conform to our current period presentation. These reclassifications did not affect total operating expense, loss from operations, or net loss reported in the three months ended March 31, 2016.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

We determine the fair value of Level 1 assets using quoted prices in active markets for identical assets. We review trading activity and pricing for Level 2 investments as of each measurement date. Level 2 inputs, which are obtained from various third-party data providers, represent quoted prices for similar assets in active markets and were derived from observable market data, or, if not directly observable, were derived from or corroborated by other observable market data. There were no transfers between Level 1 and Level 2 securities in the periods presented.

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of March 31, 2017.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	March 31, 2017
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$37,412	$37,412	$—	$—
U.S. Treasury securities	333,133	333,133	—	—
Certificate of deposit	1,543	—	1,543	—
Total cash equivalents and marketable securities	$372,088	$370,545	$1,543	$—

	December 31, 2016
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$432	$432	$—	$—
U.S. Treasury securities	414,095	414,095	—	—
Certificate of deposit	1,543	—	1,543	—
Total cash equivalents and marketable securities	$416,070	$414,527	$1,543	$—

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

We excluded the following securities from the calculation of diluted net loss per share as the effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Options to purchase common stock	3,711	2,918
Restricted Stock Awards (RSAs)	1,047	1,505
	4,758	4,423

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify certain aspects of the accounting for share-based payment transactions to employees. The new standard requires excess tax benefits and tax deficiencies to be recorded in the statements of income as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allowing us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement. We adopted ASU 2016-09 as of January 1, 2017. Starting in the first quarter of 2017, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in equity. Prior periods have not been adjusted. In addition, we adopted the aspects of the standard affecting the cash flow presentation prospectively. The cash flow related to excess tax benefits will be included within the operating activities. The presentation requirements for cash flows related to employee taxes paid for withheld shares has no impact on our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity. Finally, we elected to account for forfeitures as they occur, rather than estimate expected forfeitures, on a modified retrospective basis. Our adoption of ASU 2016-09 resulted in a $337,000 decrease to retained earnings as of January 1, 2017 to record the additional stock compensation expense due to the elimination of the estimated forfeiture rate and a $3.1 million increase to deferred tax assets which is fully offset by a valuation allowance because we determined that it is more likely than not that the deferred tax asset will not be fully realized.

Accounting Pronouncements Not Yet Adopted

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will become effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) modified retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09 and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. respectively. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We expect to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective method.

Our adoption of ASU 2014-09 may have a material effect on our financial statements. To date, we have derived our revenues from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process set forth in under the new standard. We have started our preliminary assessment of our active license and collaboration agreements. We expect that our evaluation of the accounting for license and collaboration agreements under the new revenue standard could identify material changes from the current accounting treatment. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under our current accounting policy, we recognize milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In addition, the current accounting standards include a presumption that revenue from up-front non-refundable fees would be recognized ratably over the performance period, unless another attribution method was determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standard does not have a presumption that entities would default to a ratable attribution approach and will require entities to determine an appropriate attribution method using either output or input methods. As such, the amount and timing of revenue recognition for our license and collaboration agreements may change under the new revenue standard.

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02, which amends existing guidance to require substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 will become effective for our interim and annual reporting periods during the year ending December 31, 2019 and will apply to all annual and interim reporting periods thereafter. Early adoption is permitted. Under the new standard, we expect to record a right-to-use lease asset and a lease liability on our balance sheet. Under the new standard, we expect to recognize expense on our statement of operations in a manner similar to the current accounting standard.

3.	Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	March 31, 2017
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$37,412	$—	$—	$37,412
U.S. Treasury securities	333,378	—	(245)	333,133
	370,790	—	(245)	370,545
Less: cash equivalents	(37,412)	—	—	(37,412)
Total marketable securities	$333,378	$—	$(245)	$333,133

	December 31, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$432	$—	$—	$432
U.S. Treasury securities	414,134	54	(93)	414,095
	414,566	54	(93)	414,527
Less: cash equivalents	(432)	—	—	(432)
Total marketable securities	$414,134	$54	$(93)	$414,095

As of March 31, 2017, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$317,381	$317,152
In one to two years	15,997	15,981
Total marketable securities	$333,378	$333,133

We determined that the gross unrealized losses on our marketable securities as of March 31, 2017 were temporary in nature.  We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at March 31, 2017. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2016	3,454,339	$26.80
Options granted	532,550	$45.17
Options exercised	(83,343)	$12.56
Options forfeited	(37,221)	$42.57
Options expired	(56)	$43.71
Balance at March 31, 2017	3,866,269	$29.49
Options exercisable	1,415,416	$15.76	6.70

We have granted RSAs to certain of our employees, some of which are subject to performance conditions. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are not forfeitable once fully vested. We based the fair value of RSAs on the closing sale price of our common stock on the grant date. For awards subject to performance conditions, we recognize stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved.

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2016	1,040,929	$28.84
RSAs granted	410,955	$45.23
RSAs vested	(567,154)	$19.25
RSAs forfeited	(10,500)	$44.83
Unvested balance at March 31, 2017	874,230	$42.57

As of March 31, 2017, there were 1,586,938 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$5,286	$4,275
General and administrative	4,601	3,126
Total	$9,887	$7,401

We estimated the fair value of stock options using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended
	March 31,
	2017	2016
Expected term (years)	6.0-6.3	6.3
Expected volatility	68%	74%
Risk-free interest rate	2.1%	1.5%
Expected dividend yield	0%	0%

As of March 31, 2017, we had $53.6 million of total unrecognized compensation expense related to unvested employee and director stock options that we expect to recognize over a weighted-average period of 2.9 years.  Additionally, we had $30.5 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 2.4 years.

5.	Income Taxes

We recorded no income tax benefit for the three months ended March 31, 2017. We realized an income tax benefit of $6.8 million for the three months ended March 31, 2016.  This income tax benefit represented our ability to recover taxes accrued in 2015 based on existing tax law that allows us to carryback our 2016 tax losses and/or credits to recover prior taxes.  The income tax benefit was based on the annual effective tax rate method and considered our forecasted 2016 pre-tax losses reduced by non-deductible stock based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

After the carryback of our full year 2016 net operating losses to 2015, we maximized our ability to obtain a refund of prior income taxes paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on February 24, 2017.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations and we expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our cabiralizumab collaboration agreement, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GlaxoSmithKline, or GSK, from our license and collaboration agreement for FP-1039. For the three months ended March 31, 2017 and 2016, we reported a net loss of $33.4 million and $13.0 million, respectively.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with GAAP for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

First Quarter 2017 and Other Recent Highlights

Cabiralizumab

In April 2017, we completed enrollment in the initially-planned 30-patient cohort of the Phase 2 portion of our clinical trial evaluating cabiralizumab as a monotherapy to potentially treat patients with PVNS.

Clinical Pipeline

The following table shows the stage of development of our most advanced product candidates:

Cabiralizumab (FPA008)

Cabiralizumab in Immuno-Oncology

We are conducting a Phase 1a/1b clinical trial with BMS to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers. We currently expect to enroll approximately 280 patients in the overall trial. In October 2016, we initiated the Phase 1b portion of the trial to evaluate the safety, tolerability and preliminary efficacy of the selected dose of cabiralizumab in combination with Opdivo in the following tumor settings:

•	non-small cell lung cancer, or NSCLC (anti PD-1 therapy naïve);
•	anti PD-1 therapy resistant NSCLC (either de novo or acquired resistance);
•	squamous cell carcinoma of the head and neck;
•	pancreatic cancer;
•	renal cancer;
•	ovarian cancer; and
•	glioblastoma multiforme, or GBM.

We expect to complete enrollment in the Phase 1b portion of the trial in the second half of 2017.

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

Cabiralizumab in PVNS

We are conducting a Phase 2 clinical trial of cabiralizumab as a potential treatment for diffuse PVNS. During the Phase 2 expansion portion of the trial, we are evaluating tumor response rate and duration and measures of pain and joint function in PVNS patients. We completed patient enrollment in the Phase 2 portion of the trial in April 2017. We plan to seek guidance from regulatory authorities to advance cabiralizumab to a pivotal trial in diffuse PVNS patients in 2018.

FPA144

We are conducting a Phase 1 clinical trial of FPA144 as a treatment for gastric cancer patients. We are currently enrolling patients in the expansion portion of the trial in which we are evaluating the safety, pharmacokinetics, or PK, and efficacy of FPA144 in metastatic gastric cancer patients, with the aim of exploring the correlation between efficacy and FGFR2b overexpression. We are conducting tumor testing for FGFR2b overexpression centrally using an immunohistochemistry, or IHC, assay to identify gastric cancer patients that have tumors that overexpress FGFR2b protein.

We also have opened for enrollment a cohort in this Phase 1 clinical trial to test FPA144 as a treatment for bladder cancer patients whose tumors overexpress the FGFR2b protein.

Because the observed incidence of gastric cancer is higher in Asian populations than in other populations, we plan to initiate a Phase 1 clinical trial in Japan in the third quarter of 2017.

During 2017, we plan to seek guidance from regulatory authorities on our plans to advance FPA144 in combination with standard of care chemotherapy to a pivotal trial in front-line gastric cancer patients whose tumors overexpress FGFR2b. We also plan to continue evaluating whether FPA144 may have use as a treatment for other types of cancer.

In conjunction with developing FPA144 as a therapeutic for gastric cancer, we are developing an IHC assay in collaboration with a diagnostic development company to use as a companion diagnostic to identify gastric cancer patients whose tumors overexpress FGFR2b. We plan to develop the companion diagnostic in parallel with our clinical development of FPA144 and to pursue regulatory approval of the companion diagnostic concurrently with regulatory approval of FPA144. In addition, we are investigating whether FGFR2b overexpression due to FGFR2 gene amplification can be detected in circulating tumor DNA, which is DNA shed from tumors that circulates in blood plasma outside of cells, to determine whether we can consider developing a blood-based (liquid biopsy) assay as a companion diagnostic to identify gastric cancer patients whose tumors overexpress FGFR2b.

FP-1039

In March 2011, we licensed to Human Genome Sciences, Inc., or HGS, rights to develop and commercialize FP-1039 in the United States, the European Union and Canada. In August 2012, GSK acquired HGS and HGS is now a wholly owned subsidiary of GSK. HGS/GSK terminated its license to FP-1039 for convenience effective September 5, 2016.

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

Together with GSK, we plan to present updated response rate, duration of response and progression-free survival data from the Phase 1b clinical trial at a scientific or medical conference in the second half of 2017.

We will make decisions regarding any future development of FP-1039 in mesothelioma based on overall safety as well as the quantity and durability of responses in the ongoing Phase 1b clinical trial and other business considerations, such as drug supply and manufacturing.

Preclinical Programs

We are currently conducting IND-enabling activities in each of our FPA150, FPA154 and FPT155 programs. We plan to file INDs for each of FPA150 and FPA154 in the fourth quarter of 2017 and for FPT155 in 2018.

Immuno-Oncology Drug Discovery

We are currently focusing our internal research efforts in the area of immuno-oncology. Cancers grow and spread because tumor cells have developed ways to evade elimination by the immune system. For example, cancer cells make proteins that apply the “brakes” to immune cells and prevent the immune cells from killing the tumor cells. One of the most exciting recent discoveries in cancer therapy has been the identification of ways to release these “brakes” and allow the immune cells to once again kill tumor cells. This new approach has the potential to not only reduce tumor growth like traditional therapies, but potentially to eliminate the cancer entirely in some patients. In addition to releasing the “brakes” on immune cells, other recent discoveries in cancer therapy have focused on identifying ways to “press on the gas” to amplify the anti-tumor immune response. This second approach targets stimulatory pathways on immune cells. Agents that agonize stimulatory pathways can help immune cells overcome inhibitory signals in the tumor microenvironment, resulting in killing of tumor cells.

While checkpoint inhibitor therapies have been validated in the clinic with agents targeting the PD-1/PD-L1 and CTLA-4 pathways to release the “brakes,” a significant proportion of patients do not respond to these treatments. New targets for immuno-oncology are needed to address those patients who do not respond to or cannot tolerate traditional therapies or agents currently in development. We are applying all aspects of our biologics discovery platform to identify protein partners for molecules known to be involved in the anti-tumor immune response.  We believe we have identified promising new antibody targets and ligand traps and are actively screening for and validating additional targets.

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

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016
R&D Funding
Cabiralizumab Collaboration - BMS	$5.7	$1.1
Immuno-oncology Research Collaboration - BMS	0.8	0.6
Respiratory Diseases Collaboration - GSK	—	0.9
Fibrosis and CNS Collaboration - UCB	—	0.1
Ratable Revenue Recognition
Cabiralizumab Collaboration - BMS	1.5	1.4
Immuno-oncology Research Collaboration - BMS	1.1	1.1
Respiratory Diseases Collaboration - GSK	—	0.3
Fibrosis and CNS Collaboration - UCB	0.8	0.8
Milestone and Contingent Payments
Fibrosis and CNS Collaboration - UCB	0.2	0.2
Total	$10.1	$6.5

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations and licenses or entry into any new collaborations and licenses.

Research and Development

Research and development expenses consist of costs we incur for our own and for sponsored and collaborative research and development activities. Expenses we incur related to collaborative research and development agreements approximate the revenue we recognize under these agreements. We expense research and development costs as we incur them. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees we pay to other entities that conduct certain research and development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations, or CROs, and clinical manufacturing organizations, or CMOs, that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity contemplated by the applicable agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

We expense payments for the acquisition and development of technology as research and development costs if, at the time of payment, the technology: is under development; is not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use.

The following is a comparison of research and development expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Development programs:
Cabiralizumab	$10.1	$3.5
FPA144	7.4	3.5
FP-1039	0.1	—
Subtotal development programs	17.6	7.0
Preclinical programs	7.4	2.3
Discovery collaborations	1.4	4.0
Early research and discovery	7.4	5.6
Total research and development expenses	$33.8	$18.9

We expect that most of the research and development expenses we incur will continue to relate to activities to support our cabiralizumab and FPA144 development programs and our immuno-oncology preclinical, research and discovery efforts. We expect our research and development expenses to increase as we advance our development programs further and advance additional drug candidates into preclinical and clinical development, in particular as we increase the number and size of our clinical trials and as we expand our internal immuno-oncology preclinical, research and discovery efforts. We expect that our cabiralizumab and FPA144 development-related expenses will increase at a faster rate than our other internal program research and development expenses as we advance cabiralizumab through the Phase 2 clinical trial in PVNS and the Phase 1a/1b clinical trial in multiple cancers and prepare for a pivotal trial of cabiralizumab in PVNS, and as we advance FPA144 in the ongoing Phase 1 trial, initiate our Phase 1 clinical trial in gastric cancer patients in Japan and prepare for a pivotal trial to evaluate FPA144 in combination with standard of care chemotherapy as a potential treatment for front-line gastric cancer patients whose tumors overexpress FGFR2b. We expect our preclinical program expenses to continue to increase as we initiate additional therapeutic molecule campaigns and advance our preclinical programs toward and into IND-enabling studies.

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

The successful development of our drug candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each drug candidate and are difficult to predict for each product. Given the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the outcome of research, nonclinical and clinical activities of each drug candidate, as well as ongoing assessments as to each drug candidate’s commercial potential. We will need to raise additional capital or may seek additional product collaborations in the future to complete the development and commercialization of our drug candidates.

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, human resource and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property-related legal services.

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

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 1 to our audited financial statements contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on February 24, 2017. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2017 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
(in millions)	2017	2016
Collaboration and license revenue	$10.1	$6.5
Operating expenses:
Research and development	33.8	18.9
General and administrative	10.5	8.0
Total operating expenses	44.3	26.9
Interest and other income, net	0.7	0.5
Loss before income tax	(33.4)	(19.9)
Income tax benefit	—	6.8
Net loss	$(33.4)	$(13.0)

Collaboration and License Revenue

Collaboration and license revenue increased by $3.6 million, or 55.4%, to $10.1 million for the three months ended March 31, 2017 from $6.5 million for the three months ended March 31, 2016. This increase was primarily due to an increase of $4.7 million of revenue from our cabiralizumab collaboration agreement with BMS that we entered into in October 2015, which was offset by a decrease of $1.2 million of revenue recognized under the respiratory diseases collaboration with GSK, the research term of which ended in July 2016.

Research and Development

Our research and development expenses increased by $14.9 million, or 78.8%, to $33.8 million for the three months ended March 31, 2017 from $18.9 million for the three months ended March 31, 2016. This increase was primarily due to an increase of $6.6 million to advance cabiralizumab in our Phase 2 clinical trial in PVNS and our Phase 1a/1b clinical trial in immuno-oncology, a $5.1 million increase to further advance our preclinical programs and a $3.9 million increase to advance our FPA144 Phase 1 clinical trial.

General and Administrative

Our general and administrative expenses increased by $2.5 million, or 31.3%, to $10.5 million for the three months ended March 31, 2017 from $8.0 million for the three months ended March 31, 2016, primarily due to a $2.2 million increase in payroll and stock-based compensation costs.

Income Tax Benefit

After the carryback of our full year 2016 net operating losses to 2015, we maximized our ability to obtain a refund of prior income taxes paid. Accordingly, we did not record an income tax benefit for the three months ended March 31, 2017. We realized an income tax benefit of $6.8 million for the three months ended March 31, 2016. The income tax benefit represented our ability to recover taxes accrued in 2015 based on existing tax law that allowed us to carry back our 2016 tax losses and/or credits to recover prior taxes.  The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock-based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

Liquidity and Capital Resources

As of March 31, 2017, we had $380.3 million in cash and cash equivalents and marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 13 months or less.

In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events and royalty payments under our collaboration and license agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ and licensees’ research and development activities and remain uncertain. Our rights to payment under our collaboration and license agreements are our only committed external sources of funds.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of March 31, 2017 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net cash used in operating activities	$(27.9)	$(34.1)
Net cash provided by investing activities	78.2	16.8
Net cash (used in) provided by financing activities	(10.8)	0.4

Net Cash Used in Operating Activities

Net cash used in operating activities was $27.9 million during the three months ended March 31, 2017 and consisted of our net loss of $33.4 million, which was offset by $11.1 million in net non-cash charges, and $5.6 million from changes in operating assets and liabilities.  Net non-cash charges included $0.5 million of depreciation and amortization expenses, $9.9 million for stock-based compensation expense and $0.7 million for amortization of premium on marketable securities.

Net cash used in operating activities was $34.1 million during the three months ended March 31, 2016 and consisted of our net loss of $13.0 million, which was offset by $9.4 million in net non-cash charges, and $30.5 million from changes in operating assets and liabilities.  Net non-cash charges included $0.4 million of depreciation and amortization expenses, $7.4 million for stock-based compensation expense, and $1.1 million for amortization of premium on marketable securities.  The decrease in operating assets and liabilities was primarily due to a $22.4 million reduction in income tax payable which resulted primarily from a $14.7 million income tax payment during the quarter and the $6.8 million tax benefit from the carryback of the first quarter of 2016 net operating loss.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $78.2 million and $16.8 million during the three months ended March 31, 2017 and 2016, respectively.  Net cash provided by investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Payments for the purchases of property and equipment were $1.8 million and $0.8 million during the three months ended March 31, 2017 and 2016, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $10.8 million during the three months ended March 31, 2017, primarily related to $11.8 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards offset by $1.0 million received from employee stock option exercises.

Net cash provided by financing activities was $0.4 million during the three months ended March 31, 2016, primarily related to $2.8 million received from employee stock option exercises and $1.2 million from excess tax benefits from employee equity incentive plans offset by $3.6 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

Contractual Obligations and Contingent Liabilities

During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of March 31, 2017, we had cash and cash equivalents and marketable securities of $380.3 million, consisting of bank deposits, interest-bearing money market accounts and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately five months and the longest maturity is thirteen months.  Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the fiscal quarter ended March 31, 2017, we reported a net loss of $33.4 million.

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

To date, we have not generated any revenue from commercialization of our product candidates. Our ability to generate product revenue and ultimately become profitable depends upon our ability, alone or with our partners, to successfully commercialize products, including any of our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on additional factors, including our or our partners’ ability to:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the  FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our products.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. Although we have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may have adverse results requiring us to acquire or develop new product candidates, or our product collaboration partners may not elect to pursue the development and commercialization of any of our product candidates that are subject to our respective agreements with them. Any of these events may increase our development costs more than we expect. We may need to raise additional funds or otherwise obtain funding through product collaborations if we choose to initiate additional clinical trials for product candidates beyond the programs we have currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

Our forecast of the time through which our financial resources will adequately support our operations could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. Our future funding requirements, both short and long-term, will depend on many factors, including:

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

•

the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, maintaining, defending and enforcing any of our patents or other intellectual property rights;

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

Until we generate sufficient product revenue, if ever, we expect to finance our future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. Raising additional funds through the issuance of additional debt or equity securities could dilute our existing stockholders or increase fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets. We have three clinical-stage product candidates, cabiralizumab, FPA144 and FP-1039, and three pre-clinical programs in IND-enabling studies, FPA150, FPA154 and FPT155. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to identify and validate new targets and identify and advance preclinical product candidates into and through clinical development. The outcome of preclinical studies of our product candidates may not predict the success of clinical trials. Moreover, preclinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed in clinical development. Our inability to successfully complete preclinical development of our product candidates could result in additional costs to us or impair our ability to generate product revenues or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

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

We do not know whether any of our clinical trials will begin as planned, will need to be amended or restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development include:

•	delays in reaching an agreement with or failure in obtaining authorization from the FDA or other regulatory authorities and institutional review boards, or IRBs;
•

imposition of a clinical hold following an inspection of our manufacturing or clinical trial operations or trial sites by the FDA or other regulatory authorities, or a decision by the FDA, other regulatory authorities, IRBs or us, or recommendation by a data safety monitoring board, to suspend or terminate a clinical trial at any time for safety issues or for any other reason;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	deviations from the trial protocol by clinical trial sites or investigators or failure to conduct a clinical trial in accordance with regulatory requirements;
•	failure of third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;
•	delays in the testing, validation, and manufacturing of product candidates and in the delivery of these product candidates to clinical trial sites;
•

for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories or the transfer and validation of assays or tests used to identify selected patients;

•	delays in having patients complete participation in a clinical trial or return for post-treatment follow-up;
•	delays caused by patients dropping out of a clinical trial due to side effects, disease progression or other reasons;
•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a clinical trial site to participate in our clinical trials; or
•	changes in government regulations or administrative actions or lack of adequate funding to continue the clinical trials.

Any of our or our partners’ inabilities to timely complete clinical development could result in additional costs to us or impair our ability to generate product revenue or to achieve development, regulatory, commercialization or sales milestones.

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

For example, we are conducting a Phase 2 clinical trial of cabiralizumab in patients with diffuse PVNS. Very little data regarding the incidence and prevalence of diffuse PVNS exist, but data we have gathered suggest that the prevalence of diffuse PVNS in the United States may be approximately 25,000 patients. We expect that the limited size of the diffuse PVNS patient population will limit patient enrollment rates. Also, we know that Daiichi Sankyo Co., Ltd./Plexxikon Inc. has recently conducted a Phase 3 clinical trial (ENLIVEN) of pexidartinib (PLX3397) in PVNS, Novartis AG is enrolling patients in its Phase 2 clinical trial of its MCS110 CSF1 monoclonal antibody in PVNS, and F. Hoffmann-La Roche AG, or Roche, has clinically tested its RG7155 antibody in PVNS patients. If Novartis AG or Roche continue the clinical development of their products in PVNS, we would potentially compete with them for the enrollment in this rare patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our Phase 2 clinical trial of cabiralizumab in PVNS. If Daiichi Sankyo should gain approval in any region where we are conducting clinical trials of cabiralizumab in PVNS, it may impact our ability to enroll and timely complete those trials.

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

The success of our business depends primarily upon our ability to identify and validate new protein therapeutic targets, including through the use of our discovery platform, and identify, test, develop and commercialize protein therapeutics, which we may develop ourselves or in-license from others. Our research efforts may initially show promise in discovering potential new protein therapeutic targets or candidates, yet fail to yield product candidates for clinical development for numerous reasons, including:

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

•	we may need to rely on third parties to generate antibody candidates for our product candidate programs;
•	we may encounter product manufacturing difficulties that limit yield or produce undesirable characteristics that increase the cost of goods, cause delays or make our product candidates unmarketable;
•	our product candidates may cause adverse effects in patients or subjects, even after successful initial toxicology studies, which may make our product candidates unmarketable;

•	our product candidates may not demonstrate a meaningful benefit to patients or subjects; or
•	our collaboration partners may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product.

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

The process of manufacturing our products is complex and subject to several risks, including the following:

•

The process of manufacturing biologics is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended time to investigate and remedy the contamination.

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

We have process development and small-scale manufacturing capabilities. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. In the past we have and we expect in the future to engage third-party manufacturers for the manufacture of bulk drug substance and drug product for our products for our clinical trials and additional third parties for our supply chain.  Any problems we experience with any of these third parties could delay the manufacturing of our product candidates, which could harm our results of operations.

For example, BMS has the exclusive right to manufacture cabiralizumab. Under our cabiralizumab collaboration agreement with BMS, BMS will supply us with cabiralizumab, at its cost and expense, for our use in the conduct of our clinical trial evaluating cabiralizumab in combination with Opdivo in multiple tumor types and our Phase 2 clinical trial of cabiralizumab in patients with PVNS and will supply us with cabiralizumab, in exchange for a service fee, for our conduct of our independent development activities with respect to cabiralizumab.

We have not contracted with alternate suppliers in the event the current organizations we utilize are unable to scale production or if we otherwise experience any problems with them. If we are unable to arrange for alternative third-party manufacturing sources, or are unable to do so on commercially reasonable terms or in a timely manner, we may be delayed in the development of our product candidates.

Our reliance on third-party manufacturers subjects us to risks to which we would not be subject if we manufactured product candidates or products internally, including failure of the third party to abide by regulatory and quality assurance requirements, the possibility of breach of the manufacturing agreement by the third party due to factors beyond our control (including the third party’s failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to our business.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would substantially harm our business.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	the FDA’s or such comparable regulatory authority’s disagreement with the design or implementation of our clinical trials;
•	our failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	the failure of our clinical trials to meet the level of statistical significance required for approval;
•	our failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA’s or such comparable regulatory authority’s disagreement with our interpretation of data from preclinical studies or clinical trials;
•

the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a Biologic License Application or other submission or to obtain regulatory approval;

•	our failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or
•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority or otherwise limit the commercial potential of any such products. Results of our clinical trials could reveal a high and unacceptable severity or prevalence of side effects or unexpected characteristics. In such an event, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or could result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by any such product candidate, numerous potentially significant negative consequences could result, including:

•	we may suspend marketing of, or withdraw or recall, such product;
•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label for such product;
•	the FDA or other regulatory bodies may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;

•

the FDA may require the establishment or modification of a risk evaluation and mitigation strategy, or REMS, or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of such product and impose burdensome implementation requirements on us;

•	regulatory authorities may require that we conduct post-marketing studies;
•	we could be sued and held liable for harm caused to subjects or patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market approval or acceptance for a product candidate or otherwise materially harm the commercial prospects for such product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we are unable to successfully develop a companion diagnostic for FPA144, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of FPA144.

We plan to develop a companion diagnostic for FPA144. We expect that the FDA and comparable foreign regulatory authorities may require the development and regulatory approval of a companion diagnostic as a condition to approving FPA144 for use in patients that overexpress the FGFR2b protein. We are initially seeking to develop FPA144 to treat a subset of gastric (stomach) cancer patients whose tumors overexpress the FGFR2b protein, as determined by an IHC diagnostic test. We plan to develop a companion diagnostic with a third-party collaborator to help us more accurately identify these gastric cancer patients, both during our clinical trials and commercialization of FPA144.

We do not have experience or capabilities in developing or commercializing diagnostics and will be dependent in large part on the sustained cooperation and effort of our third-party collaborator to perform these functions.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization.

If we or our third-party collaborator are unable to successfully develop a companion diagnostic for FPA144 or experience delays in doing so:

•	the development of FPA144 may be adversely affected because we may be unable to appropriately select patients for enrollment in our clinical trials;
•	FPA144 may not receive marketing approval if its safe and effective use depends on use of a companion diagnostic; or
•	we may not realize the full commercial potential of FPA144 if, among other reasons, we are unable to appropriately identify patients with FGFR2b protein overexpression.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, regulations and standards. If we or a regulatory agency discover previously unknown problems with one of our product candidates, such as adverse events of unanticipated severity or frequency, or problems with the facility where such product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of such product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or other court action to impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, may be subject to enforcement letters, inquiries and investigations and civil and criminal sanctions by the government. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

In the United States, engaging in the impermissible promotion of products for off-label uses can also subject a company to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which such company promotes or distributes drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or that such company caused another entity or individual to present such false or fraudulent claims for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will receive a portion of any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label drug uses involving fines exceeding $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claims action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, such actions may have a material adverse effect on our business, financial condition and results of operations.

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

In order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve a product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We may not obtain foreign regulatory approvals on a timely basis, if at all. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country or by one regulatory authority outside the United States does not ensure approval by regulatory authorities in any other country or jurisdiction or by the FDA, while a failure or delay in obtaining regulatory approval for any of our product candidates in one country may have a negative effect on the regulatory approval process in other countries and may significantly diminish the commercial prospects of that product candidate, and our business prospects could decline. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market for our product candidates will be reduced, our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. We face competition with respect to our current product candidates and will face competition with respect to any of our future product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and enrolling patients for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Although there are no approved therapies that specifically target the signaling pathways our product candidates are designed to modulate or inhibit, there are numerous currently-approved therapies for treating the same diseases or indications for which our product candidates may be useful and many of these currently-approved therapies act through mechanisms similar to those of our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. This may make it difficult for us to differentiate our products from currently-approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

If cabiralizumab were approved for the treatment of cancer or PVNS, it could face competition from products currently in development as single agents or in combination with anti-PD1/PD-L1 agents, including Roche’s emactuzumab (RO5509554, RG7155) anti-CSF1R antibody, Lilly’s IMC-CS4/LY3022855 anti-CSF1R antibody, Amgen’s AMG 820 anti-CSF1R antibody, Syndax Pharmaceuticals Inc.’s SNDX6352 anti-CSF1R monoclonal antibody, Novartis Pharmaceutical’s BLZ945 CSF1R-directed small molecule, Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s pexidartinib (PLX3397) and PLX73086 small molecule tyrosine kinase inhibitors, or TKIs, Array Biopharma Inc.’s ARRY-382 CSF1R small molecule TKI or Deciphera Pharmaceuticals’ DCC-3014 CSF1R small molecule TKI, with respect to immuno-oncology, and Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s pexidartinib (PLX3397) and PLX73086 small molecule TKIs or Novartis AG’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as cabiralizumab.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently-approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan, docetaxel and CyramzaTM (ramucirumab), and from products currently in early development, including AstraZeneca plc’s AZD-4547 and erdafitinib (JNJ-42756493) pan-FGFR small molecules and Daiichi Sankyo’s DS-1123 FGFR2 non isoform specific antibody, as well as antibodies that bind to PD-1/PD-L1, including BMS’s Opdivo monotherapy and Opdivo in combination with BMS’s Yervoy® (ipilimumab) anti-CTLA-4 antibody, Merck’s Keytruda® (pembrolizumab), Merck Serono/Pfizer’s avelumab, Roche’s Tecentriq® (atezolizumab), AstraZeneca/MedImmune’s durvalumab (MEDI4736) anti-PD-L1 antibody, Astellas’ IMAB362 anti-Claudin 18.2 antibody and AstraZeneca/MedImmune’s tremelimumab anti-CTLA4 antibody.

If FP-1039 were approved for the treatment of mesothelioma, it could face competition from currently-approved and marketed products, such as cisplatin and pemetrexed, or products in development, such as Boehringer Ingelheim’s FGF/PDGF/VEGF receptor kinase inhibitor nintedanib (BIBF 1120), Genentech/Roche’s Avastin® (bevacizumab), AstraZeneca/MedImmune’s tremelimumab anti-CTLA4 antibody or durvalumab (MEDI4736) anti-PD-L1 antibody, Merck’s Keytruda® (pembrolizumab)  anti-PD1 antibody or BMS’s Opdivo anti-PD1 antibody used in combination with BMS’s Yervoy® (ipilimumab) anti-CTLA-4 antibody.

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety profile of our product candidates, including relative to marketed products and product candidates in development by third parties;
•	the time it takes for our product candidates to complete clinical development and receive marketing approval;
•	our or our partners’ ability to commercialize any of our product candidates that receive regulatory approval;
•	the price of our products, including in comparison to branded or generic competitors;
•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•	our ability to establish, maintain and protect intellectual property rights related to our product candidates;
•	our and our partners’ ability to manufacture commercial quantities of any of our product candidates that receive regulatory approval; and
•	acceptance of any of our product candidates that receive regulatory approval by physicians and other healthcare providers.

Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, generally, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. The degree of market acceptance of any of our approved product candidates will depend on numerous factors, including:

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

Even if we commercialize any of our product candidates, our product candidates may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if those product candidates obtain marketing approval.

Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and reimbursement of medications. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary depending on the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act.  In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the Affordable Care Act. However, consensus over the scope of the American Health Care Act could not be reached by its proponents in the U.S. House of Representatives.  Thus, the proposed legislation has been withdrawn and the prospects for legislative action on this bill are uncertain.  Congress could consider other legislation to repeal or replace certain elements of the Affordable Care Act. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or any products that we may develop;
•	termination of clinical trials at particular sites or entire trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards payable to clinical trial subjects or patients;
•	loss of revenue;

•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize any products that we may develop.

We currently hold $10 million in clinical trial liability insurance coverage, which may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain product liability insurance on commercially reasonable terms for any of our products that have been approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

•

the federal false claims laws, including the civil False Claims Act (which can be enforced by private citizens through whistleblower or qui tam actions), impose civil and criminal penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, or collectively HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;

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

•

the federal Open Payments program requires manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and the curtailment or restructuring of our operations. If any physician or other healthcare provider or entity with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

We must attract and retain highly skilled employees in order to succeed.

We are experiencing significant growth in our operations as we expand the scope of our research and clinical activities, including our conduct of a Phase 2 clinical trial of cabiralizumab in PVNS, a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo in multiple cancers, a Phase 1 clinical trial of FPA144 in gastric cancer and our preclinical development and immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not successfully attract and retain qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other pharmaceutical companies against which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may appeal more to high-quality candidates than what we offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates and our business will be limited.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity, political and economic instability in the countries in which we operate and other events beyond our control, which could harm our business.

Our computer and other systems, or those of our partners, third-party CROs or other service providers, may fail or be interrupted, including due to fire, earthquake or other natural disasters, hardware, software, telecommunication or electrical failures or terrorism, or suffer security breaches, including due to computer viruses or unauthorized access, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research or pre-clinical or clinical data important to our discovery, research or development programs, interrupt the conduct of ongoing experiments or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our protein libraries, most of which we maintain at our headquarters. We maintain one copy of each of our protein libraries offsite in Central California. If both facilities were impacted by the same event, we could lose all our protein libraries, which would have a material adverse effect on our ability to perform our obligations under our discovery collaborations and discover new targets.

Risks Related to Our Dependence on Third Parties

BMS has exclusive global rights for the development and commercialization of cabiralizumab. BMS’s failure to timely develop and/or commercialize cabiralizumab would result in a material adverse effect on our business and operating results.

We granted BMS an exclusive global license to develop and commercialize cabiralizumab, subject to certain rights that we retained. Our development collaboration with BMS on cabiralizumab may not be successful due to a number of factors, including the following:

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

A part of our strategy is to enter into additional product development collaborations, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate development partners and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish a development collaboration or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative efforts or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new development collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new development collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

Moreover, if we fail to establish and maintain additional development collaborations related to our product candidates:

•	the development of certain of our current or future product candidates may be terminated or delayed;
•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;
•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and
•	we will bear all the risk related to the development of any such product candidates.

We rely on third-party CROs to conduct our clinical trials, and if those third-party CROs perform in an unsatisfactory manner, it may harm our business.

We rely on third-party CROs to perform most of the activities related to the conduct of our clinical trials, including site identification, screening, preparation, training, initiation and monitoring, document preparation and coordination, program management and data management. However, we do not directly control the conduct, timing, expense or quality of the performance of these activities. The performance of our CROs will impact the quality and validity of the results of our clinical trials, which we rely on for business planning purposes and include in submissions to regulatory authorities. Although we contract with CROs to conduct most clinical trial-related activities, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal and regulatory requirements. Our reliance on CROs does not relieve us of our legal and regulatory responsibilities.

We and our CROs are required to comply with current Good Clinical Practices, or GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, we must conduct our clinical trials with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees. Except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

The patent prosecution process is expensive and time-consuming. We and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor files a patent application covering a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain patent protection.

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are uncertain. Our and our licensors’, licensees’ or collaborators’ pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively exclude others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our pending and future patent applications, which may limit the scope of protection if patents issue from such applications. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover such technology.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes numerous significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents, all of which could have a material adverse effect on our business and financial condition.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for our non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are required to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.

Third parties may infringe our or our licensors’ or collaborators’ patents or misappropriate or otherwise violate our or our licensors’ or collaborators’ intellectual property rights. In the future, we or our licensors or collaborators may initiate legal proceedings to enforce or defend our or our licensors’ or collaborators’ intellectual property rights or to protect our or our licensors’ or collaborators’ trade secrets. The outcome of such proceedings may determine or alter the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us or our licensors or collaborators to challenge the validity or scope of intellectual property rights we own or control. These proceedings can be expensive and time-consuming and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can. Accordingly, despite our or our licensors’ or collaborators’ efforts, we or our licensors or collaborators may not prevent third parties from infringing or misappropriating intellectual property rights we own or control, particularly in countries where the laws may not protect those rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in a patent infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to impose monetary damages or enjoin the other party from using the technology at issue on the grounds that our or our licensors’ or collaborators’ patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our or our licensors’ or collaborators’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Derivation or interference proceedings in the United States or equivalent proceedings in other jurisdictions may be necessary to determine the priority of inventions with respect to our or our licensors’ or collaborators’ patents or patent applications. An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology and commercializing our product candidates or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license or offers a license on terms that are not on commercially reasonable. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, if the breadth or strength of protection provided by our or our licensors’ or collaborators’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we prevail in such a proceeding, we may incur substantial costs and it may distract our management and other employees.

If we breach the agreements under which third parties have licensed intellectual property rights to us, we could lose the ability to use certain of our technologies or continue the development and commercialization of our product candidates.

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and to identify, test, develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development or commercialization of our products. As a result, we are a party to a number of licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into a non-exclusive license with BioWa, Inc. and Lonza Sales AG to use their Potelligent® CHOK1SV technology, which is necessary to produce our FPA144 antibody; an exclusive license with INBRX 110 LP, or Inhibrx, to antibodies to GITR, which we are preclinically developing in our FPA154 program; and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology or developing or commercializing our product candidates, or to attempt to license any necessary rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license, or otherwise offers a license on terms that are not commercially reasonable. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

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

In May 2011, the European Patent Office, or the EPO, granted European Patent No. 2092069, or the ’069 patent, to Aventis Pharma S.A., or Aventis. The ’069 patent included claims regarding soluble fibroblast growth factor receptor Fc fusion proteins having certain levels of glycosylation, some of which claims could have been relevant to our FP-1039 product candidate. In February 2012, we filed an opposition to the ’069 patent. In March 2013, we attended oral proceedings before the Opposition Division of the EPO and presented our arguments regarding our opposition to the ’069 patent. In April 2013, the Opposition Division of the EPO published an Interlocutory Decision regarding the outcome of the oral proceedings. In the Interlocutory Decision, the EPO maintained certain claims of the ’069 patent covering FGFR2 fusion proteins, but not FGFR1 fusion proteins such as FP-1039. Although this proceeding has concluded, Aventis has pursued claims in other countries that are similar to those originally granted by the EPO in the ’069 patent and we may need to initiate similar opposition or other legal proceedings in other jurisdictions with respect to patents that may issue with similar scope of claims as those originally granted in the ’069 patent. If we unsuccessfully oppose Aventis’ similar patents in a country, we could be required to obtain a license from Aventis to continue developing and commercializing FP-1039 in that country.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention, including patent, assignment agreements with our employees and consultants. Despite these efforts, any of these parties, including their current or former employees or consultants, may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. For example, in January 2016, GSK informed us that the U.S. Attorney’s Office had arrested and charged certain individuals, including two former GSK employees, with theft of trade secrets from GSK, which theft included information related to FP-1039. However, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Risks Related to the Ownership of Our Common Stock

The market price of our stock may be volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $60.98 through May 4, 2017. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our or our partners’ growth rates relative to our competitors;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our product candidates or those of our competitors;
•	failure of our partners’ to effectively execute or changes in our partners’ strategies with respect to our products or collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	our dependence on third parties, including contract manufacturers, CROs, and any partners we may engage to develop and provide us with companion diagnostic products;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry, political and market conditions.

In addition, the stock market in general, and The NASDAQ Global Select Market and biotechnology companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

As of March 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: May 5, 2017	Lewis T. Williams
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: May 5, 2017	Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36070), as filed with the SEC on September 23, 2013).

v
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).
v
10.1	Confidential Resignation Agreement and General Release of Claims by and between the Company and Robert Sikorski, dated as of April 30, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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