Form 10-Q
period 2017-06-30
FIVE PRIME THERAPEUTICS INC
filed 2017-08-08
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

or

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

As of August 1, 2017, the number of outstanding shares of the registrant’s common stock was 28,902,102.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$59,709	$7,653
Marketable securities	291,009	414,095
Receivables from collaborative partners	3,832	3,959
Income tax receivable	—	4,670
Prepaid and other current assets	8,754	9,748
Total current assets	363,304	440,125
Restricted cash	1,543	1,543
Property and equipment, net	15,227	6,207
Other long-term assets	37	406
Total assets	$380,111	$448,281
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,321	$334
Accrued personnel-related expenses	5,377	7,957
Other accrued liabilities	15,113	15,435
Deferred revenue, current portion	13,325	14,150
Deferred rent, current portion	433	865
Total current liabilities	35,569	38,741
Deferred revenue, long-term portion	12,033	17,856
Deferred rent, long-term portion	1,812	—
Other long-term liabilities	7,423	109
Commitments
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,804,182 issued and 27,985,692 outstanding at June 30, 2017. 28,550,006 issued and 27,509,077 outstanding at December 31, 2016	28	27
Additional paid-in capital	406,664	396,635
Accumulated other comprehensive loss	(304)	(39)
Accumulated deficit	(83,114)	(5,048)
Total stockholders' equity	323,274	391,575
Total liabilities and stockholders' equity	$380,111	$448,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaboration revenue	$7,822	$9,229	$17,957	$15,749
Operating expenses:
Research and development	41,744	22,177	75,504	41,033
General and administrative	9,363	8,106	19,849	16,163
Total operating expenses	51,107	30,283	95,353	57,196
Loss from operations	(43,285)	(21,054)	(77,396)	(41,447)
Interest and other income, net	702	646	1,370	1,182
Loss before income tax	(42,583)	(20,408)	(76,026)	(40,265)
Income tax (provision) benefit	(1,703)	7,271	(1,703)	14,088
Net loss	$(44,286)	$(13,137)	$(77,729)	$(26,177)
Basic and diluted net loss per common share	$(1.58)	$(0.49)	$(2.79)	$(0.98)
Weighted-average shares used to compute basic and diluted net loss per common share	27,946	26,924	27,813	26,619

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(44,286)	$(13,137)	$(77,729)	$(26,177)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	(60)	109	(265)	293
Comprehensive loss	$(44,346)	$(13,028)	$(77,994)	$(25,884)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(77,729)	$(26,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,112	782
Stock-based compensation expense	19,648	14,527
Excess tax benefits from employee equity incentive plans	—	(2,533)
Deferred income taxes	—	3,451
Amortization of premiums and discounts on marketable securities	1,223	2,346
Loss (gain) on disposal of property and equipment	2	(9)
Changes in operating assets and liabilities:
Receivables from collaborative partners	127	655
Income tax receivable	4,670	(1,504)
Prepaid, other current assets, and other long-term assets	1,363	770
Accounts payable	987	(1,240)
Accrued personnel-related expenses	(2,580)	(2,863)
Deferred revenue	(6,648)	(8,618)
Deferred rent	1,185	(383)
Income tax payable	—	(30,580)
Other accrued liabilities and other long-term liabilities	(377)	2,210
Net cash used in operating activities	(57,017)	(49,166)
Investing activities
Purchases of marketable securities	(220,652)	(339,880)
Maturities of marketable securities	342,250	274,250
Purchases of property and equipment	(2,581)	(1,868)
Proceeds from disposal of property and equipment	12	—
Net cash provided by (used in) investing activities	119,029	(67,498)
Financing activities
Proceeds from issuance of common stock under equity incentive plans	2,230	5,916
Repurchase of shares to satisfy tax withholding obligations	(12,186)	(3,602)
Excess tax benefits from employee equity incentive plans	—	2,533
Net cash (used in) provided by financing activities	(9,956)	4,847
Net increase (decrease) in cash and cash equivalents	52,056	(111,817)
Cash and cash equivalents at beginning of period	7,653	149,971
Cash and cash equivalents at end of period	$59,709	$38,154

Supplemental cash flow information
Cash paid for income taxes	$—	$14,701

Non-cash investing activities
Unpaid property and equipment purchases included in accrued liabilities	$403	$—
Tenant improvements provided by the landlord	$8,291	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

June 30, 2017

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the Company) is a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of June 30, 2017 is unaudited. The condensed financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of June 30, 2017.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	June 30, 2017
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$44,600	$44,600	$—	$—
U.S. Treasury securities	291,009	291,009	—	—
Certificate of deposit	1,543	—	1,543	—
Total cash equivalents and marketable securities	$337,152	$335,609	$1,543	$—

	December 31, 2016
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$432	$432	$—	$—
U.S. Treasury securities	414,095	414,095	—	—
Certificate of deposit	1,543	—	1,543	—
Total cash equivalents and marketable securities	$416,070	$414,527	$1,543	$—

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

We excluded the following securities from the calculation of diluted net loss per share as the effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options to purchase common stock	3,879	2,561	3,796	2,739
Restricted stock awards (RSAs)	834	1,319	940	1,412
	4,713	3,880	4,736	4,151

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify certain aspects of the accounting for share-based payment transactions to employees. The new standard requires excess tax benefits and tax deficiencies to be recorded as a component of the provision for income taxes in a company’s statements of income when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, allowing a company to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on a company’s cash flows statement. We adopted ASU 2016-09 as of January 1, 2017. Starting in the first quarter of 2017, we reflected excess tax benefits or deficiencies from share-based award activity in the consolidated statements of income as a component of the provision for income taxes, whereas we previously recognized them in equity. We have not adjusted prior periods. In addition, we adopted the aspects of the standard affecting the cash flow presentation prospectively. We will include the cash flow related to excess tax benefits within the operating activities. The presentation requirements for cash flows related to employee taxes paid for withheld shares has no impact on our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity. Finally, we elected to account for forfeitures as they occur, rather than estimate expected forfeitures, on a modified retrospective basis. Our adoption of ASU 2016-09 resulted in a $337,000 decrease to retained earnings as of January 1, 2017 to record the additional stock compensation expense due to the elimination of the estimated forfeiture rate and a $3.1 million increase to deferred tax assets which is fully offset by a valuation allowance because we determined that it is more likely than not that the deferred tax asset will not be fully realized.

Accounting Pronouncements Not Yet Adopted

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will become effective for us in our first quarter of 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) modified retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09 and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We expect to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective method.

Our adoption of ASU 2014-09 may have a material effect on our financial statements. To date, we have derived our revenues from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process set forth in under the new standard. We are currently assessing our active license and collaboration agreements. We expect that our evaluation of the accounting for license and collaboration agreements under the new revenue standard could identify material changes from the current accounting treatment. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under our current accounting policy, we recognize milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In addition, the current accounting standards include a presumption that revenue from up-front non-refundable fees would be recognized ratably over the performance period, unless another attribution method was determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standard does not have a presumption that entities would default to a ratable attribution approach and will require entities to determine an appropriate attribution method using either output or input methods. As such, the amount and timing of revenue recognition for our license and collaboration agreements may change under the new revenue standard.

In February 2016, FASB issued ASU 2016-02, Leases, which amends existing guidance to require substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 will become effective for our interim and annual reporting periods during the year ending December 31, 2019 and will apply to all annual and interim reporting periods thereafter. Early adoption is permitted. Under the new standard, we expect to record a right-to-use lease asset and a lease liability on our balance sheet. Under the new standard, we expect to recognize expense on our statement of operations in a manner similar to the current accounting standard.

In May 2017, FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We will adopt the standard effective January 1, 2018. The adoption is not expected to have a material impact on our consolidated financial statements.

3.	Cash Equivalents and Marketable Securities

The following table summarizes our cash equivalents and marketable securities (in thousands):

	June 30, 2017
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$44,600	$—	$—	$44,600
U.S. Treasury securities	291,313	—	(304)	291,009
	335,913	—	(304)	335,609
Less: cash equivalents	(44,600)	—	—	(44,600)
Total marketable securities	$291,313	$—	$(304)	$291,009

	December 31, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$432	$—	$—	$432
U.S. Treasury securities	414,134	54	(93)	414,095
	414,566	54	(93)	414,527
Less: cash equivalents	(432)	—	—	(432)
Total marketable securities	$414,134	$54	$(93)	$414,095

As of June 30, 2017, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$286,339	$286,042
In one to two years	4,974	4,967
Total marketable securities	$291,313	$291,009

We determined that the gross unrealized losses on our marketable securities as of June 30, 2017 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at June 30, 2017. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2016	3,454,339	$26.80
Options granted	699,050	$41.91
Options exercised	(115,944)	$12.37
Options forfeited	(160,002)	$37.87
Options expired	(552)	$43.93
Balance at June 30, 2017	3,876,891	$29.50
Options exercisable as of June 30, 2017	1,748,719	$19.87	6.00

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

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2016	1,040,929	$28.84
RSAs granted	452,555	$43.96
RSAs vested	(602,467)	$20.24
RSAs forfeited	(72,527)	$42.50
Unvested balance at June 30, 2017	818,490	$42.32

As of June 30, 2017, there were 1,564,142 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$5,930	$3,868	$11,216	$8,143
General and administrative	3,831	3,258	8,432	6,384
Total	$9,761	$7,126	$19,648	$14,527

We estimated the fair value of stock options using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expected term (years)	5.5-6.3	5.5-6.3	5.5-6.3	5.5-6.3
Expected volatility	66%	72%	66-68%	72-74%
Risk-free interest rate	1.9%	1.4%	1.9-2.1	1.4-1.5%
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2017, we had $46.4 million of total unrecognized compensation expense related to unvested employee and director stock options that we expect to recognize over a weighted-average period of 2.8 years. Additionally, we had $26.2 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 2.2 years.

5.	Income Taxes

We recorded a provision for income taxes of $1.7 million for the three and six months ended June 30, 2017 based on our ongoing discussions with the Internal Revenue Service as to our tentative net operating loss carryback refund claim filed in March 2017. We realized an income tax benefit of $7.3 million and $14.1 million for the three and six months ended June 30, 2016, respectively. This income tax benefit represented our ability to recover taxes accrued in 2015 based on existing tax law that allowed us to carryback our 2016 tax losses and/or credits to recover prior taxes. The income tax benefit was based on the annual effective tax rate method and considered our forecasted 2016 pre-tax losses reduced by non-deductible stock based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

After the carryback of our full year 2016 net operating losses to 2015, we maximized our ability to obtain a refund of prior income taxes paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission, or the SEC, on February 24, 2017, or our Annual Report.

Overview

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are still needed. We have an emphasis in immuno-oncology, an area in which we have clinical, preclinical and discovery programs and product and discovery collaborations. In addition, we plan to use companion diagnostics where appropriate to allow us to select patients most likely to benefit from treatment. Our most advanced product candidates are identified below.

•

Cabiralizumab (FPA008) is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we are studying in clinical trials as a monotherapy in tenosynovial giant cell tumor, also known as diffuse pigmented villonodular synovitis, or PVNS, and in multiple cancers in combination with Bristol-Myers Squibb Company’s PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab). In October 2015, we entered into a license and collaboration agreement, or the cabiralizumab collaboration agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which we granted BMS an exclusive worldwide license for the development and commercialization of cabiralizumab.

•

FPA144 is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, that we are initially developing in Phase 1 clinical trials to treat patients with gastric (stomach) or gastroesophageal junction, or GEJ, cancer and bladder cancer.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations and we expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our cabiralizumab collaboration agreement, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GlaxoSmithKline, or GSK, from our license and collaboration agreement for FP-1039. For the six months ended June 30, 2017 and 2016, we reported a net loss of $77.7 million and $26.2 million, respectively.

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

The following table shows the stage of development of our most advanced product candidates:

Cabiralizumab (FPA008)

Cabiralizumab in Immuno-Oncology

We are conducting a Phase 1a/1b clinical trial with BMS to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers. We currently expect to enroll approximately 280 patients in the overall trial. In October 2016, we initiated the Phase 1b portion of the trial to evaluate the safety, tolerability and preliminary efficacy of the selected dose of cabiralizumab in combination with Opdivo in the following tumor settings:

•	non-small cell lung cancer, or NSCLC (anti PD-1 therapy naïve);
•	anti PD-1 therapy resistant NSCLC (either de novo or acquired resistance);
•	squamous cell carcinoma of the head and neck;
•	pancreatic cancer;
•	renal cancer;
•	ovarian cancer; and
•	glioblastoma multiforme.

We have completed enrollment in some of the Phase 1b cohorts and expect to complete enrollment in the Phase 1b portion of the trial in the second half of 2017.

We continue to enroll patients in the expansion of the Phase 1a portion of the trial to enable us to study the highest dose of cabiralizumab as monotherapy and as combination therapy with Opdivo. We are conducting these additional Phase 1a activities in parallel with our conduct of the Phase 1b portion of the trial.

We and BMS plan to announce certain initial clinical data for the Phase 1a/1b trial at Society of Immunotherapy of Cancer’s 2017 Annual Meeting.

Cabiralizumab in PVNS

We are conducting a Phase 2 clinical trial of cabiralizumab as a potential treatment for diffuse PVNS. During the Phase 2 expansion portion of the trial, we are evaluating tumor response rate and duration and measures of pain and joint function in PVNS patients.

We completed patient enrollment in the initially-planned 30-patient cohort of the Phase 2 portion of the trial in April 2017. We are in the process of amending the protocol for the Phase 2 portion of this study to enroll additional patients with diffuse PVNS to refine the dosing schedule of and optimize the therapeutic index of cabiralizumab in PVNS. Data from these additional patients are intended to support the design of our planned pivotal trial of cabiralizumab in PVNS.

In June 2017, we presented in a clinical poster presentation at the 2017 American Society of Clinical Oncology, or ASCO, Annual Meeting updated pharmacokinetics, or PK, pharmacodynamics, or PD, and safety data from the 21 patients enrolled and treated with cabiralizumab in our ongoing Phase 1/2 clinical trial following our August 2016 protocol amendment and efficacy data from the 11 patients treated with cabiralizumab prior to the protocol amendment.

Based on the data, we concluded that the PK and PD of cabiralizumab support dosing of up to 4 mg/kg. We did not observe any dose-limiting toxicities at doses up to 4 mg/kg. The most common treatment-related adverse events were periorbital and eyelid edema, rash and pruritis, which are all class effects for compounds targeting the CSF1R pathway.

We observed clinical benefit in patients with diffuse PVNS in doses up to 4mg/kg. Based on radiographic assessments by RECIST 1.1 of anti-tumor activity of the 11 patients treated with cabiralizumab at the 4mg/kg dose, we observed, as of the March 7, 2017 data cut-off date:

•	four confirmed radiographic responses and one unconfirmed radiographic response; and
•	improvements in median Ogilvie-Harris composite score of pain and function in both responders and non-responders.

FPA144

We are conducting a Phase 1 clinical trial of FPA144 as a potential treatment for gastric and GEJ cancer and bladder cancer. We are currently enrolling patients in the expansion portion of the trial in which we are evaluating the safety, PK, and efficacy of FPA144 in metastatic gastric and GEJ cancer patients, with the aim of exploring the correlation between efficacy and FGFR2b overexpression. We are conducting tumor testing for FGFR2b overexpression centrally using an immunohistochemistry, or IHC, assay to identify gastric and GEJ cancer patients that have tumors that overexpress FGFR2b protein.

We also have opened for enrollment a cohort in this Phase 1 clinical trial to test FPA144 as a treatment for bladder cancer patients whose tumors overexpress the FGFR2b protein.

In June 2017, we presented in a clinical poster presentation at the 2017 ASCO Annual Meeting updated safety and efficacy data from 64 patients from this Phase 1 clinical trial. In the trial, we tested FPA144 in advanced solid tumors up to 15mg/kg, including in patients with gastric or GEJ cancer and one patient with bladder cancer. As of the March 20, 2017 data cut-off date, we did not observe any dose-limiting toxicities or a maximum-tolerated dose. In addition, unlike small molecule FGF receptor kinase inhibitors, which block signaling through a broad number of FGF receptors and can lead to hyperphosphatemia, we did not observe any treatment-related hyperphosphatemia in patients treated with FPA144. All treatment-related adverse events were Grades 1, 2 or 3. All treatment-related ocular adverse events were Grades 1 or 2, and no retinal toxicity was reported.

We observed preliminary anti-tumor activity with FPA144 monotherapy in late-line gastric and GEJ cancer patients who had had a median of three prior therapies and whose tumors overexpress the FGFR2b protein. Based on radiographic assessments by RECIST 1.1 of anti-tumor activity in the 21 patients who had high FGFR2b+ overexpressing gastric or GEJ cancer, we observed, as of the March 20, 2017 data cut-off date:

•	four confirmed partial responses (one each at the 3 mg/kg, 6 mg/kg, 10 mg/kg and 15 mg/kg dose levels); one unconfirmed partial response (at the 6 mg/kg dose level);
•	an objective response rate of 19.0%;
•	a median duration of response of 15.4 weeks; and
•	a disease control rate at 6 weeks of 57.1%.

In addition, we observed anti-tumor activity with FPA144 monotherapy in a urothelial bladder cancer patient with FGFR2b overexpression, as determined by an IHC assay, who enrolled in the dose escalation portion of the Phase 1 clinical trial. Based on radiographic assessments by RECIST 1.1 of anti-tumor activity in the urothelial bladder cancer patient, we observed that the patient had a complete response at a dose of 3 mg/kg. To better understand the potential utility of FPA144 for the treatment of urothelial bladder cancer patients that overexpress FGFR2b, we analyzed 387 archival primary urothelial bladder cancer samples with an immunohistochemistry (IHC) assay for FGFR2b overexpression and determined that 11.6% of the primary tumor samples (n=342) overexpressed FGFR2b at a level of at least 1+ in at least 10% of the primary tumor sample and that 14.2% of the metastatic tumor samples (n=30) overexpressed FGFR2b at a level of at least 1+ in at least 10% of the metastatic tumor sample.

We have begun discussions with regulatory authorities regarding our plans to advance FPA144 in combination with standard of care chemotherapy to a global Phase 3 clinical trial in front-line gastric and GEJ cancer patients whose tumors overexpress FGFR2b. We also plan to continue evaluating whether FPA144 may be a potential treatment for bladder cancer and potentially other types of cancer.

Because the observed incidence of gastric and GEJ cancer is higher in Asian populations than in other populations, in July 2017, we initiated dosing in a Phase 1 clinical trial in Japan evaluating FPA144 as a monotherapy to treat patients with gastric or GEJ cancer. This trial is intended to enable the inclusion of Japanese patients in the global Phase 3 clinical trial that we are planning. In addition, we are actively evaluating the initiation of clinical development of FPA144 to potentially treat patients with gastric cancer in China.

In conjunction with developing FPA144 as a therapeutic for gastric and GEJ cancer, we are developing both an IHC assay and a blood-based (liquid biopsy) assay, in collaboration with diagnostic development partners, to use as companion diagnostics to identify gastric and GEJ cancer patients whose tumors overexpress FGFR2b or amplify the FGFR2 gene. Because the IHC-based companion diagnostic will allow us to determine FGFR2b overexpression in tumor tissue samples from gastric and GEJ cancer patients and the blood-based companion diagnostic will allow us to detect FGFR2 gene amplification by circulating tumor DNA, which is DNA shed from tumors that circulates in blood plasma outside of cells, from gastric and GEJ cancer patients, we plan to use both companion diagnostics concurrently to more effectively identify gastric and GEJ cancer patients whose tumors overexpress FGFR2b. We plan to develop both companion diagnostics in parallel with our clinical development of FPA144 and to pursue regulatory approval of each companion diagnostic concurrently with regulatory approval of FPA144.

FP-1039

In March 2011, we licensed to Human Genome Sciences, Inc., or HGS, rights to develop and commercialize FP-1039 in the United States, the European Union and Canada. In August 2012, GSK acquired HGS and HGS is now a wholly-owned subsidiary of GSK. HGS/GSK terminated its license to FP-1039 for convenience effective September 5, 2016.

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

Together with GSK, we plan to present updated response rate, duration of response and progression-free survival data from the Phase 1b clinical trial at the European Society for Medical Oncology’s 2017 Congress.

We will make decisions regarding any future development of FP-1039 in mesothelioma based on overall safety as well as the quantity and durability of responses in the Phase 1b clinical trial and other business considerations, such as drug supply and manufacturing.

Preclinical Programs

We are currently conducting IND-enabling activities in each of our FPA150 (B7H4 antibody), FPA154 (GITR antibody) and FPT155 (CD80 fusion protein) programs. We plan to file IND applications for the FPA150 in the fourth quarter of 2017 and for the FPA154 and FPT155 in 2018.

Immuno-Oncology Drug Discovery

We are currently focusing our internal research efforts in immuno-oncology. Cancers grow and spread because tumor cells have developed ways to evade elimination by the immune system. For example, cancer cells make proteins that apply the “brakes” to immune cells and prevent the immune cells from killing the tumor cells. One of the most exciting recent discoveries in cancer therapy has been the identification of ways to release these “brakes” and allow the immune cells to once again kill tumor cells. This new approach has the potential to not only reduce tumor growth like traditional therapies, but potentially to eliminate the cancer entirely in some patients. In addition to releasing the “brakes” on immune cells, other recent discoveries in cancer therapy have focused on identifying ways to “press on the gas” to amplify the anti-tumor immune response. This second approach targets stimulatory pathways on immune cells. Agents that agonize stimulatory pathways can help immune cells overcome inhibitory signals in the tumor microenvironment and kill tumor cells.

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

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
R&D Funding
Cabiralizumab Collaboration - BMS	$3.9	$1.7	$9.6	$2.8
Immuno-oncology Research Collaboration - BMS	0.7	0.8	1.5	1.4
Respiratory Diseases Collaboration - GSK	—	1.4	—	2.3
Fibrosis and CNS Collaboration - UCB	—	—	—	0.1
Ratable Revenue Recognition
Cabiralizumab Collaboration - BMS	1.5	1.5	3.0	2.9
Immuno-oncology Research Collaboration - BMS	1.1	1.1	2.2	2.2
Respiratory Diseases Collaboration - GSK	—	0.4	—	0.7
Fibrosis and CNS Collaboration - UCB	0.7	0.7	1.5	1.5
Milestone and Contingent Payments
Respiratory Diseases Collaboration - GSK	—	1.5	—	1.5
Fibrosis and CNS Collaboration - UCB	—	—	0.2	0.2
Other License Revenue
bluebird bio License Agreement	—	0.1	—	0.1
Total	$7.8	$9.2	$18.0	$15.7

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations and licenses or entry into any new collaborations and license agreements.

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

The following is a comparison of research and development expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Development programs:
Cabiralizumab	$6.4	$3.9	$16.5	$7.4
FPA144	6.1	5.6	13.5	9.0
FP-1039	0.6	0.1	0.7	0.1
Subtotal development programs	13.1	9.6	30.7	16.5
Preclinical programs	19.2	4.9	26.6	7.2
Discovery collaborations	1.1	1.7	2.5	5.7
Early research and discovery	8.3	6.0	15.7	11.6
Total research and development expenses	$41.7	$22.2	$75.5	$41.0

We expect our research and development expenses to continue to increase as we advance our development programs further and advance additional drug candidates into preclinical and clinical development, in particular as we increase the number and size of our clinical trials and as we expand our internal immuno-oncology preclinical, research and discovery efforts. We expect that by the end of 2017 and for the foreseeable future thereafter a majority of the research and development expenses we incur will relate to activities to support our clinical development programs, in particular our cabiralizumab and FPA144 programs. We expect the growth of our preclinical program-related expenses to taper as we complete preclinical activities for our FPA150, FPA154 and FPT155 programs and these programs enter clinical development. We expect that increases in our cabiralizumab and FPA144 development-related expenses will increase by a greater amount than our other development program-, preclinical program- and early research and discovery-related expenses as the cabiralizumab and FPA144 programs advance towards and into pivotal trials.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, human resource, and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property-related legal services.

We expect our general and administrative expenses to increase due to expanded operations to support our increased research and development activities, increased stock-based compensation, and increased facility costs as a result of relocating to a larger facility. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing and prosecuting patent applications, maintaining patents and opposing or otherwise challenging the intellectual property rights of others, to increase as the number of our preclinical and clinical programs increases and these programs advance.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 2 of our audited financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the six months ended June 30, 2017 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30,
(in millions)	2017	2016
Collaboration and license revenue	$7.8	$9.2
Operating expenses:
Research and development	41.7	22.2
General and administrative	9.4	8.1
Total operating expenses	51.1	30.3
Interest and other income, net	0.7	0.6
Loss before income tax	(42.6)	(20.5)
Income tax (provision) benefit	(1.7)	7.3
Net loss	$(44.3)	$(13.1)

Collaboration and License Revenue

Collaboration and license revenue decreased by $1.4 million, or 15%, to $7.8 million for the three months ended June 30, 2017 from $9.2 million for the three months ended June 30, 2016. This decrease was primarily due to a $3.3 million reduction in revenue recognized under the respiratory disease collaboration with GSK as the research term ended in July 2016. The decrease was partially offset by a $2.1 million increase in revenue from our cabiralizumab collaboration agreement with BMS.

Research and Development

Our research and development expenses increased by $19.5 million, or 88%, to $41.7 million for the three months ended June 30, 2017 from $22.2 million for the three months ended June 30, 2016. This increase was primarily due to an increase of $14.3 million to further advance our preclinical programs towards filing IND applications, including a $5 million milestone payment to Inhibrx for initiating manufacturing for FPA154. There was also an increase of $2.5 million to advance cabiralizumab in our Phase 2 clinical trial in PVNS and our Phase 1a/1b clinical trial in immuno-oncology and $2.3 million to advance our early research and discovery to discover and validate immuno-oncology targets and generate potential therapeutic candidates.

General and Administrative

Our general and administrative expenses increased by $1.3 million, or 16%, to $9.4 million for the three months ended June 30, 2017 from $8.1 million for the three months ended June 30, 2016, primarily due to a $0.7 million increase in payroll and stock-based compensation costs and $0.3 million of rent expense related to the new corporate office and laboratory facility lease agreement executed in December 2016.

Income Tax Benefit

After the carryback of our full 2016 net operating losses to 2015, we maximized our ability to obtain a refund of prior income taxes paid. We did, however, record a provision for income tax of $1.7 million for the three months ended June 30, 2017 based on our ongoing discussions with the Internal Revenue Service as to our tentative net operating loss carryback refund claim filed in March 2017. We realized an income tax benefit of $7.3 million for the three months ended June 30, 2016. The income tax benefit represented our ability to recover taxes accrued in 2015 based on existing tax law that allowed us to carry back our 2016 tax losses and/or credits to recover prior taxes. The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock-based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

Comparison for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30,
(in millions)	2017	2016
Collaboration and license revenue	$18.0	$15.7
Operating expenses:
Research and development	75.5	41.0
General and administrative	19.8	16.2
Total operating expenses	95.3	57.2
Interest income and other expense, net	1.4	1.2
Loss before income tax	(75.9)	(40.3)
Income tax (provision) benefit	(1.7)	14.1
Net loss	$(77.7)	$(26.2)

Collaboration and License Revenue

Collaboration and license revenue increased by $2.3 million, or 15%, to $18.0 million for the six months ended June 30, 2017 from $15.7 million for the six months ended June 30, 2016. This increase was primarily due to a $6.9 million increase in revenue from our cabiralizumab collaboration agreement with BMS, offset by a $4.5 million decrease in revenue recognized under the respiratory diseases collaboration with GSK, as the research term ended in July 2016.

Research and Development

Our research and development expenses increased by $34.5 million, or 84%, to $75.5 million for the six months ended June 30, 2017 from $41.0 million for the six months ended June 30, 2016. This increase was primarily due to an increase of $19.4 million to further advance our preclinical programs toward filing IND applications, including a $5 million milestone payment to Inhibrx for initiating manufacturing for FPA154. There was also an increase of $9.1 million to advance cabiralizumab in our Phase 2 clinical trial in PVNS and our Phase 1a/1b clinical trial in immuno-oncology and $4.5 million to advance our FPA144 development program.

General and Administrative

Our general and administrative expenses increased by $3.6 million, or 22%, to $19.8 million for the six months ended June 30, 2017 from $16.2 million for the six months ended June 30, 2016, primarily due to a $2.7 million increase in payroll and stock-based compensation costs and a $0.3 million increase due to additional rent expense related to the new corporate office and laboratory facility lease agreement executed in December 2016.

Income Tax Benefit

After the carryback of our full 2016 net operating losses to 2015, we maximized our ability to obtain a refund of prior income taxes paid. We did, however, record a provision for income tax of $1.7 million for the six months ended June 30, 2017 based on our ongoing discussions with the Internal Revenue Service as to our tentative net operating loss carryback refund claim filed in March 2017. We realized an income tax benefit of $14.1 million for the six months ended June 30, 2016. The income tax benefit represented our ability to recover taxes accrued in 2015 based on existing tax law that allowed us to carry back our 2016 tax losses and/or credits to recover prior taxes. The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock-based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

Liquidity and Capital Resources

As of June 30, 2017, we had $350.7 million in cash and cash equivalents and marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 14 months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of June 30, 2017 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(in millions)	2017	2016
Net cash used in operating activities	$(57.0)	$(49.2)
Net cash provided by (used in) investing activities	119.0	(67.5)
Net cash (used in) provided by financing activities	(10.0)	4.8

Net Cash Used in Operating Activities

Net cash used in operating activities was $57.0 million for the six months ended June 30, 2017 and consisted of our net loss of $77.7 million, offset by $22.0 million in net non-cash charges, and $1.3 million from changes in operating assets and liabilities. Net non-cash charges included $1.1 million of depreciation and amortization expenses, $19.6 million for stock-based compensation expense and $1.2 million for amortization of premiums and discounts on marketable securities.

Net cash used in operating activities was $49.2 million for the six months ended June 30, 2016 and consisted of our net loss of $26.2 million offset by $18.6 million in net non-cash charges, and $41.6 million from changes in operating assets and liabilities. Net non-cash charges included $0.8 million of depreciation and amortization expenses, $14.5 million for stock-based compensation expense, and $2.3 million for amortization of premiums and discounts on marketable securities. The change in operating assets and liabilities was primarily due to a $30.6 million reduction in income tax payable due to a $14.7 million income tax payment during the period and tax benefits from the carryback of the first half of 2016 net operating loss, and an $8.6 million reduction in deferred revenue from the recognition of revenue in the current period for cash received from collaboration partners in prior periods.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities was $119.0 million and $(67.5) million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Payments for the purchases of property and equipment were $2.6 million and $1.9 million during the six months ended June 30, 2017 and 2016, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $10.0 million for the six months ended June 30, 2017, and consisted primarily of $12.2 million paid to satisfy tax withholding obligations from the net share issuance of RSAs offset by $2.2 million received from employee stock option exercises.

Net cash provided by financing activities was $4.8 million for the six months ended June 30, 2016, and consisted primarily of $5.9 million received from employee stock option exercises and $2.5 million from excess tax benefits from employee equity incentive plans offset by $3.6 million paid to satisfy tax withholding obligations from the net share issuance of RSAs.

Non-Cash Investing Activities

During the six months ended June 30, 2017, we recorded leasehold improvements totaling $8.3 million that were paid for by our landlord under the terms of our new corporate office and laboratory lease agreement executed in December 2016.

Contractual Obligations and Contingent Liabilities

During the three months ended June 30, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2017, we had cash and cash equivalents and marketable securities of $350.7 million, consisting of bank deposits, interest-bearing money market accounts and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately six months and the longest maturity is fourteen months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the six months ended June 30, 2017, we reported a net loss of $77.7 million.

Although we may from time to time report profitable results, we generally expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We expect our operating expenses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown circumstances that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

•

launch and commercialize future product candidates for which we obtain marketing approval, if any, and if launched independently or with certain partners, successfully establish a sales force, marketing and distribution infrastructure;

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations if we decide to or are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our products.

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

Our forecast of the time through which our financial resources will adequately support our operations could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. Our future funding requirements, both short- and long-term, will depend on many factors, including:

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

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets. We have three clinical-stage product candidates, cabiralizumab, FPA144 and FP-1039, and three pre-clinical programs in IND-enabling studies, FPA150, FPA154 and FPT155. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to identify and validate new targets and identify and advance preclinical product candidates into and through clinical development. The outcome of preclinical studies of our product candidates may not predict the success of clinical trials. Moreover, preclinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed in clinical development. Our inability to successfully complete preclinical development of our product candidates could result in additional costs to us or impair our ability to generate product revenues or receive development, regulatory, commercialization and sales milestone payments and royalties on product sales.

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

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	deviations from the trial protocol by clinical trial sites or investigators or failure to conduct a clinical trial in accordance with regulatory requirements;
•	failure of third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;
•	delays in the testing, validation and manufacturing of product candidates and in the delivery of these product candidates to clinical trial sites;
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

Our or any of our partners’ inability to timely complete clinical development could result in additional costs to us or impair our ability to generate product revenue or to receive development, regulatory, commercialization or sales milestone payments and royalties on our product sales.

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

For example, we are conducting a Phase 2 clinical trial of cabiralizumab in patients with diffuse PVNS. Very little data regarding the incidence and prevalence of diffuse PVNS exist, but data we have gathered suggest that the prevalence of diffuse PVNS in the United States may be approximately 25,000 patients. We expect that the limited size of the diffuse PVNS patient population will limit patient enrollment rates. Also, Daiichi Sankyo Co., Ltd./Plexxikon Inc. has recently conducted a Phase 3 clinical trial (ENLIVEN) of pexidartinib (PLX3397) in PVNS, Novartis AG is enrolling patients in its Phase 2 clinical trial of its MCS110 CSF1 monoclonal antibody in PVNS, and F. Hoffmann-La Roche AG, or Roche, has clinically tested its emactuzumab (RO5509554, RG7155) antibody in PVNS patients. If Novartis AG or Roche continue the clinical development of their products in PVNS, we would potentially compete with them for the enrollment in this rare patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our Phase 2 clinical trial of cabiralizumab in PVNS. If Daiichi Sankyo Co., Ltd. should gain approval in any region where we are conducting clinical trials of cabiralizumab in PVNS, it may impact our ability to enroll and timely complete those trials.

Additionally, although we believe selecting gastric cancer patients whose tumors overexpress FGFR2b or amplify the FGFR2 gene using an IHC-based or a blood-based companion diagnostic should increase the percentage of patients eligible for and the probability of success in our clinical trial of FPA144 in gastric cancer, these selection criteria limit the number of patients eligible for enrollment.

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
•

we tend to identify and select from our discovery platform novel, untested targets that may be challenging to validate because of the novelty of the target or that we may fail to validate at all after further research;

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

•

Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, or because we must undertake costly remediation efforts or seek more expensive manufacturing alternatives.

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

We have process development and small-scale manufacturing capabilities. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. In the past we have engaged, and we expect in the future to engage, third-party manufacturers for the manufacture of bulk drug substance and drug product for our products for our clinical trials and additional third parties for our supply chain. Any problems we experience with any of these third parties could delay the manufacturing of our product candidates, which could harm our results of operations.

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

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	the FDA’s or such comparable foreign regulatory authority’s disagreement with the design or implementation of our clinical trials;
•	our failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	the failure of our clinical trials to meet the level of statistical significance required for approval;
•	our failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA’s or such comparable foreign regulatory authority’s disagreement with our interpretation of data from preclinical studies or clinical trials;
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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority or otherwise limit the commercial potential of any such product candidates. Results of our clinical trials could reveal a high and unacceptable severity or prevalence of side effects or unexpected characteristics. In such an event, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or could result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our products receives marketing approval, and we or others later identify undesirable side effects caused by any such product, numerous potentially significant negative consequences could result, including:

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

If we are unable to successfully develop companion diagnostics for FPA144, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of FPA144.

We are developing in parallel both an IHC assay and a blood-based (liquid biopsy) assay in collaboration with third-party diagnostic development partners to use as companion diagnostics for FPA144 to identify gastric cancer patients whose tumors overexpress FGFR2b or amplify the FGFR2 gene. We expect that the FDA and comparable foreign regulatory authorities may require the development and regulatory approval of at least one companion diagnostic as a condition to approving FPA144 for use in patients that overexpress the FGFR2b protein. We are initially seeking to develop FPA144 to treat a subset of gastric (stomach) cancer patients whose tumors overexpress the FGFR2b protein. Because the IHC-based companion diagnostic will allow us to determine FGFR2 amplification in tumor tissue samples from gastric cancer patients and the blood-based companion diagnostic will allow us to detect FGFR2 amplification by circulating tumor DNA, which is DNA shed from tumors that circulates in blood plasma outside of cells, from gastric cancer patients, we plan to use both companion diagnostics concurrently to more effectively identify these gastric cancer patients, both during our clinical trials and commercialization of FPA144.

We do not have experience or capabilities in developing or commercializing diagnostics and will depend in large part on the sustained cooperation and effort of our third-party collaborators to perform these functions.

If we or our third-party collaborators are unable to successfully develop companion diagnostics for FPA144 or experience delays in doing so:

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

Companion diagnostics are also subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization, which may cause delays in developing the companion diagnostics and harm our business.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties, which may inhibit our ability to commercialize our products and generate revenue.

Even if we obtain regulatory approval for a product candidate, the product would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on the product’s indicated uses or marketing, or impose ongoing requirements for post-approval studies or post-market surveillance, which may be costly.

In addition, drug product manufacturers and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, regulations and standards. If we or a regulatory agency discover previously unknown problems with one of our product candidates, such as adverse events of unanticipated severity or frequency, or problems with the facility where such product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of such product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•

require us to enter into a consent decree, which can include imposition of various monetary fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, may be subject to enforcement letters, inquiries, investigations and civil and criminal sanctions by the government. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

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

The policies of the FDA or any comparable foreign regulatory agency may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates outside the United States.

In order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve a product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We may not obtain foreign regulatory approvals on a timely basis, if at all. Further, results and data from clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country or by one regulatory authority outside the United States does not ensure approval by regulatory authorities in any other country or jurisdiction or by the FDA, while a failure or delay in obtaining regulatory approval for any of our product candidates in one country may have a negative effect on the regulatory approval process in other countries and may significantly diminish the commercial prospects of that product candidate, and our business prospects could decline. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, our target market for our product candidates will be reduced, our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected.

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

Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and enrolling patients for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Although there are no approved therapies that specifically target the signaling pathways that our product candidates are designed to modulate or inhibit, there are numerous currently-approved therapies for treating the same diseases or indications for which our product candidates may be useful and many of these currently-approved therapies act through mechanisms similar to those of our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. This may make it difficult for us to differentiate our products from currently-approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

If cabiralizumab were approved for the treatment of cancer or PVNS, it could face competition from products currently in development as single agents or in combination with anti-PD1/PD-L1 agents, including Roche’s emactuzumab (RO5509554, RG7155) anti-CSF1R antibody, Eli Lilly and Company’s IMC-CS4/LY3022855 anti-CSF1R antibody, Amgen Inc.’s AMG 820 anti-CSF1R antibody, Syndax Pharmaceuticals Inc.’s SNDX6352 anti-CSF1R monoclonal antibody, Pfizer Inc.’s PD-0360324 CSF1 monoclonal antibody, Novartis Pharmaceuticals Corporation’s BLZ945 CSF1R-directed small molecule and MCS110 CSF1 monoclonal antibody, Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s pexidartinib (PLX3397) and PLX73086 small molecule tyrosine kinase inhibitors, or TKIs, Array Biopharma Inc.’s ARRY-382 CSF1R small molecule TKI or Deciphera Pharmaceuticals LLC’s DCC-3014 CSF1R small molecule TKI, with respect to immuno-oncology, and Daiichi Sankyo Co., Ltd./Plexxikon Inc.’s pexidartinib (PLX3397) and PLX73086 small molecule TKIs or Novartis Pharmaceuticals Corporation’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as cabiralizumab.

If FPA144 were approved for the treatment of gastric cancer, it could face competition from currently-approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan, docetaxel and CyramzaTM (ramucirumab), and from products currently in early development, including AstraZeneca plc’s AZD-4547 and erdafitinib (JNJ-42756493) pan-FGFR small molecules and Daiichi Sankyo Co., Ltd.’s DS-1123 FGFR2 non isoform specific antibody, as well as antibodies that bind to PD-1/PD-L1, including BMS’s Opdivo monotherapy and Opdivo in combination with BMS’s Yervoy® (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda® (pembrolizumab), Merck KGaA, Darmstadt, Germany/Pfizer Inc.’s Bavencio® (avelumab), Roche’s Tecentriq® (atezolizumab), AstraZeneca UK Limited/MedImmune, LLC’s ImfinziTM (durvalumab) anti-PD-L1 antibody, Astellas Pharma Inc.’s claudiximab (IMAB362) anti-Claudin 18.2 antibody and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody.

If FP-1039 were approved for the treatment of mesothelioma, it could face competition from currently-approved and marketed products, such as cisplatin and pemetrexed, or products in development, such as Boehringer Ingelheim GmbH’s FGF/PDGF/VEGF receptor kinase inhibitor OFEV® (nintedanib), Genentech, Inc./Roche’s Avastin® (bevacizumab), AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody or Imfinzi anti-PD-L1 antibody, Merck & Co., Inc.’s Keytruda  anti-PD1 antibody, BMS’s Opdivo anti-PD1 antibody used in combination with BMS’s Yervoy anti-CTLA-4 antibody, Morphotek, Inc.’s amatuximab (MORAb-009) IgG1 antibody, or Polaris Pharmaceuticals, Inc.’s ADI-PEG20 arginine degrading enzyme.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans introduced and then updated a bill to replace the Affordable Care Act known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the Affordable Care Act without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. Congress will likely consider other legislation to replace elements of the Affordable Care Act.. .  We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, or collectively HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing any money or other assets of a health care benefit program, willfully obstructing a criminal investigation of a health care fraud offense or knowingly and willfully making false statements relating to healthcare matters;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any physician or other healthcare provider or entity with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

We must attract and retain highly skilled employees in order to succeed.

We are experiencing significant growth in our operations as we expand the scope of our research and clinical activities, including our conduct of a Phase 2 clinical trial of cabiralizumab in PVNS, a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo in multiple cancers, Phase 1 clinical trials of FPA144 in gastric cancer and bladder cancer and our preclinical development and immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not successfully attract and retain qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our computer and other systems, or those of our partners, CROs or other service providers, may fail or be interrupted, including due to fire, earthquake or other natural disasters, hardware, software, telecommunication or electrical failures or terrorism, or suffer security breaches, including due to computer viruses or unauthorized access, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research or pre-clinical or clinical data important to our discovery, research or development programs, interrupt the conduct of ongoing experiments or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is in a seismically active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disaster and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our protein libraries, most of which we maintain at our headquarters. We maintain one copy of each of our protein libraries offsite in Central California. If both facilities were impacted by the same event, we could lose all our protein libraries, which would have a material adverse effect on our ability to perform our obligations under our discovery collaborations and discover new targets.

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

We rely on third-party CROs to conduct our clinical trials, and if those CROs perform in an unsatisfactory manner, it may harm our business.

We rely on CROs to perform most of the activities related to the conduct of our clinical trials, including site identification, screening, preparation, training, initiation and monitoring, document preparation and coordination, program management and data management. However, we do not directly control the conduct, timing, expense or quality of the performance of these activities. The performance of our CROs will impact the quality and validity of the results of our clinical trials, which we rely on for business planning purposes and include in submissions to regulatory authorities. Although we contract with CROs to conduct most clinical trial-related activities, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal and regulatory requirements. Our reliance on CROs does not relieve us of our legal and regulatory responsibilities.

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

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolios may not provide us with adequate protection against third parties seeking to commercialize products similar or identical to ours. We expect to request extensions of patent terms to the extent available in countries where we obtain issued patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the expiration of the patent. However, there are no assurances that the FDA or any comparable foreign regulatory authority will grant such extensions, in whole or in part. In such case, our competitors may launch their products earlier than might otherwise be anticipated.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors or collaborators may not be able to prevent third parties from practicing our and our licensors’ or collaborators’ inventions in certain countries outside the United States. Competitors may use our and our licensors’ or collaborators’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we and our licensors or collaborators have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our and our licensors’ or collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us and our licensors or collaborators to stop the infringement of our and our licensors’ or collaborators’ patents or marketing of competing products in violation of our and our licensors’ or collaborators’ proprietary rights generally. Proceedings to enforce our and our licensors’ or collaborators’ patent rights in foreign jurisdictions could result in substantial costs and divert our and our licensors’ or collaborators’ efforts and attention from other aspects of our business, could put our and our licensors’ or collaborators’ patents at risk of being invalidated or interpreted narrowly or not issuing and could provoke third parties to assert counterclaims against us or our licensors or collaborators. We or our licensors or collaborators may not prevail in any lawsuits that we or our licensors or collaborators initiate and, even if we prevail, the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Obtaining and enforcing patents in the biopharmaceutical industry is inherently uncertain, due in part to ongoing changes in the patent laws. Depending on decisions by Congress, the federal courts, and the U.S. Patent and Trademark Office, or USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents. For example, the Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and to identify, test, develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development or commercialization of our products. As a result, we are a party to a number of licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into a non-exclusive license with BioWa, Inc. and Lonza Sales AG to use their Potelligent® CHOK1SV technology, which is necessary to produce our FPA144 antibody; an exclusive license with INBRX 110 LP to antibodies to GITR, which we are preclinically developing in our FPA154 program; and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

If we fail in defending against any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be determined to be owned by a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available or may not be available on commercially reasonable terms. Even if we successfully defend against such claims, litigation could result in substantial costs and distract management.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $60.98 through August 7, 2017. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our or our partners’ growth rates relative to our competitors;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our product candidates or those of our competitors;
•	failure of our partners to effectively execute or changes in our partners’ strategies with respect to our products or collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	our dependence on third parties, including contract manufacturers, CROs and any partners we may engage to develop and provide us with companion diagnostic products;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry, political and market conditions.

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

As of June 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: August 8, 2017	Lewis T. Williams
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: August 8, 2017	Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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