Form 10-Q
period 2017-09-30
FIVE PRIME THERAPEUTICS INC
filed 2017-11-06
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

or

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

As of October 30, 2017, the number of outstanding shares of the registrant’s common stock was 28,930,241.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our potential receipt of future milestone payments or royalties, and the timing of such payments;
•	our or our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	the ability to negotiate adequate reimbursement and pricing for our drug candidates by third parties and government authorities;
•	developments relating to our competitors and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$36,448	$7,653
Marketable securities	284,310	414,095
Receivables from collaborative partners	4,356	3,959
Income tax receivable	—	4,670
Prepaid and other current assets	8,240	9,748
Total current assets	333,354	440,125
Restricted cash	1,543	1,543
Property and equipment, net	22,497	6,207
Other long-term assets	23	406
Total assets	$357,417	$448,281
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,889	$334
Accrued personnel-related expenses	6,202	7,957
Other accrued liabilities	22,414	15,435
Deferred revenue, current portion	12,572	14,150
Deferred rent, current portion	1,646	865
Total current liabilities	45,723	38,741
Deferred revenue, long-term portion	9,437	17,856
Deferred rent, long-term portion	16,168	—
Other long-term liabilities	—	109
Commitments
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,882,490 issued and 28,072,486 outstanding at September 30, 2017. 28,550,006 issued and 27,509,077 outstanding at December 31, 2016	28	27
Additional paid-in capital	412,678	396,635
Accumulated other comprehensive loss	(221)	(39)
Accumulated deficit	(126,396)	(5,048)
Total stockholders' equity	286,089	391,575
Total liabilities and stockholders' equity	$357,417	$448,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaboration revenue	$8,333	$6,680	$26,290	$22,429
Operating expenses:
Research and development	42,733	23,890	118,237	64,923
General and administrative	9,674	9,146	29,523	25,309
Total operating expenses	52,407	33,036	147,760	90,232
Loss from operations	(44,074)	(26,356)	(121,470)	(67,803)
Interest and other income, net	792	639	2,162	1,821
Loss before income tax	(43,282)	(25,717)	(119,308)	(65,982)
Income tax (provision) benefit	—	6,303	(1,703)	20,391
Net loss	$(43,282)	$(19,414)	$(121,011)	$(45,591)
Basic and diluted net loss per common share	$(1.54)	$(0.72)	$(4.34)	$(1.70)
Weighted-average shares used to compute basic and diluted net loss per common share	28,020	27,139	27,883	26,794

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(43,282)	$(19,414)	$(121,011)	$(45,591)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	83	(81)	(182)	212
Comprehensive loss	$(43,199)	$(19,495)	$(121,193)	$(45,379)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(121,011)	$(45,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,731	1,233
Stock-based compensation expense	26,712	22,838
Excess tax benefits from employee equity incentive plans	—	(662)
Deferred income taxes	—	9,744
Amortization of premiums and discounts on marketable securities	1,467	3,339
Loss on disposal of property and equipment	2	9
Changes in operating assets and liabilities:
Receivables from collaborative partners	(397)	1,747
Income tax receivable	4,670	(3,193)
Prepaid, other current assets, and other long-term assets	1,891	(1,028)
Accounts payable	2,555	(1,366)
Accrued personnel-related expenses	(1,755)	(947)
Deferred revenue	(9,997)	(12,554)
Deferred rent	2,516	(576)
Income tax payable	—	(41,530)
Other accrued liabilities and other long-term liabilities	6,895	3,707
Net cash used in operating activities	(84,721)	(64,830)
Investing activities
Purchases of marketable securities	(318,864)	(410,955)
Maturities of marketable securities	447,000	391,000
Purchases of property and equipment	(3,627)	(2,121)
Proceeds from disposal of property and equipment	12	—
Net cash provided by (used in) investing activities	124,521	(22,076)
Financing activities
Proceeds from issuance of common stock under equity incentive plans	2,579	6,702
Repurchase of shares to satisfy tax withholding obligations	(13,584)	(14,054)
Excess tax benefits from employee equity incentive plans	—	662
Net cash used in financing activities	(11,005)	(6,690)
Net increase (decrease) in cash and cash equivalents	28,795	(93,596)
Cash and cash equivalents at beginning of period	7,653	149,971
Cash and cash equivalents at end of period	$36,448	$56,375

Supplemental cash flow information
Cash paid for income taxes	$—	$14,701

Non-cash investing activities
Unpaid property and equipment purchases included in accrued liabilities	$1,213	$—
Tenant improvements provided by the landlord	$14,324	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

September 30, 2017

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the Company) is a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of September 30, 2017 is unaudited. The condensed financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of September 30, 2017.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	September 30, 2017
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$15,697	$15,697	$—	$—
U.S. Treasury securities	284,310	284,310	—	—
Certificate of deposit	1,543	—	1,543	—
Total cash equivalents and marketable securities	$301,550	$300,007	$1,543	$—

	December 31, 2016
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$432	$432	$—	$—
U.S. Treasury securities	414,095	414,095	—	—
Certificate of deposit	1,543	—	1,543	—
Total cash equivalents and marketable securities	$416,070	$414,527	$1,543	$—

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

We excluded the following securities from the calculation of diluted net loss per share as the effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options to purchase common stock	3,848	3,100	3,813	2,815
Restricted stock awards (RSAs)	850	1,250	909	1,358
	4,698	4,350	4,722	4,173

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

Accounting Pronouncements Not Yet Adopted

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606, that supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will become effective for us in our first quarter of 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) modified retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. In March, April, May and December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients to provide supplemental adoption guidance and clarification to ASU 2014-09 and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The effective date for these new standards is the same as the effective date and transition requirements for ASU 2014-09. We expect to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective method.

Our adoption of ASU 2014-09 may have a material effect on our financial statements. To date, we have derived our revenues from license and collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments and royalties. Each license and collaboration agreement is unique and will need to be assessed separately under the five-step process set forth under the new standard. We are currently assessing our active license and collaboration agreements. We expect that our evaluation of the accounting for license and collaboration agreements under the new revenue standard could identify material changes from the current accounting treatment. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under our current accounting policy, we recognize milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In addition, the current accounting standards include a presumption that revenue from up-front non-refundable fees would be recognized ratably over the performance period, unless another attribution method was determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standard does not have a presumption that entities would default to a ratable attribution approach and will require entities to determine an appropriate attribution method using either output or input methods. As such, the amount and timing of revenue recognition for our license and collaboration agreements may change under the new revenue standard.

In February 2016, FASB issued ASU 2016-02, Leases, which amends existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 will become effective for our interim and annual reporting periods during the year ending December 31, 2019 and will apply to all annual and interim reporting periods thereafter. Early adoption is permitted. Under the new standard, we expect to record a right-to-use lease asset and a lease liability on our balance sheet. Under the new standard, we expect to recognize expense on our statement of operations in a manner similar to the current accounting standard.

In May 2017, FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We will adopt the standard effective January 1, 2018. We do not expect the adoption to have a material impact on our consolidated financial statements.

3.	Cash Equivalents and Marketable Securities

The following table summarizes our cash equivalents and marketable securities (in thousands):

	September 30, 2017
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$15,697	$—	$—	$15,697
U.S. Treasury securities	284,532	—	(222)	284,310
	300,229	—	(222)	300,007
Less: cash equivalents	(15,697)	—	—	(15,697)
Total marketable securities	$284,532	$—	$(222)	$284,310

	December 31, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$432	$—	$—	$432
U.S. Treasury securities	414,134	54	(93)	414,095
	414,566	54	(93)	414,527
Less: cash equivalents	(432)	—	—	(432)
Total marketable securities	$414,134	$54	$(93)	$414,095

As of September 30, 2017, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$243,173	$242,995
In one to two years	41,359	41,315
Total marketable securities	$284,532	$284,310

We determined that the gross unrealized losses on our marketable securities as of September 30, 2017 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at September 30, 2017. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2016	3,454,339	$26.80
Options granted	803,050	$40.87
Options exercised	(149,079)	$12.14
Options forfeited	(245,829)	$38.44
Options expired	(4,160)	$34.67
Balance at September 30, 2017	3,858,321	$29.55
Options exercisable as of September 30, 2017	1,901,281	$21.41	5.86

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

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2016	1,040,929	$28.84
RSAs granted	581,505	$41.05
RSAs vested	(697,719)	$23.13
RSAs forfeited	(113,111)	$43.13
Unvested balance at September 30, 2017	811,604	$40.51

As of September 30, 2017, there were 1,461,211 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$3,411	$4,500	$14,627	$12,643
General and administrative	3,653	3,811	12,085	10,195
Total	$7,064	$8,311	$26,712	$22,838

We estimated the fair value of stock options using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected term (years)	6.3	6.0-6.3	5.5-6.3	5.5-6.3
Expected volatility	66%	70%	66-68%	70-74%
Risk-free interest rate	1.9%	1.3%	1.9-2.1	1.3-1.5%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2017, we had $42.3 million of total unrecognized compensation expense related to unvested employee and director stock options that we expect to recognize over a weighted-average period of 2.6 years. Additionally, we had $25.5 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 2.1 years.

5.	Income Taxes

We recorded a provision for income taxes of $0 and $1.7 million for the three and nine months ended September 30, 2017, respectively. In the three months ended June 30, 2017, we recorded a $1.7 million provision for income taxes based on our ongoing discussions with the Internal Revenue Service as to our tentative net operating loss carryback refund claim filed in March 2017. We realized an income tax benefit of $6.3 million and $20.4 million for the three and nine months ended September 30, 2016, respectively. This income tax benefit represented our ability to recover taxes accrued in 2015 based on existing tax law that allowed us to carryback our 2016 tax losses and/or credits to recover prior taxes. The income tax benefit was based on the annual effective tax rate method and considered our forecasted 2016 pre-tax losses reduced by non-deductible stock based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

After the carryback of our full year 2016 net operating losses to 2015, we maximized our ability to obtain a refund of prior income taxes paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on February 24, 2017, or our Annual Report.

Overview

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are still needed. We have an emphasis in immuno-oncology, an area in which we have clinical, preclinical and discovery programs and product and discovery collaborations. In addition, we plan to use companion diagnostics where appropriate to allow us to select patients most likely to benefit from treatment with our product candidates. Our most advanced product candidates are identified below.

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

•

FP-1039 is a fusion protein that “traps” and neutralizes cancer-promoting fibroblast growth factors, or FGFs, involved in cancer cell proliferation and new blood vessel formation that may have use as a treatment for patients with malignant pleural mesothelioma.

We have a differentiated target discovery platform and library of more than 5,700 human transmembrane and extracellular soluble proteins that we believe encompasses substantially all the body’s medically important targets for protein therapeutics. We have identified approximately 700 of these proteins, which we refer to as the immunome, that we believe modulate immune cell interactions and may be important in understanding and treating cancer in patients using immuno-oncology therapeutics. Our target discovery platform and capabilities uniquely position us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and the focus of our research activities. We are applying all aspects of our biologics discovery platform, including cell-based screening, immunome-by-immunome screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, in our immuno-oncology research programs. We have identified several targets that we believe could be useful in immuno-oncology that we are actively validating, and we are also conducting research to discover additional targets. We generate and preclinically test therapeutic proteins, including antibodies and fusion proteins containing or directed to the targets we identify. We plan to advance selected therapeutic candidates into clinical development.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS  under our cabiralizumab collaboration agreement, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GlaxoSmithKline, or GSK, from our license and collaboration agreement for FP-1039. For the nine months ended September 30, 2017 and 2016, we reported a net loss of $121.0 million and $45.6 million, respectively.

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

Clinical Pipeline

The following table shows the stage of development of our most advanced product candidates:

Cabiralizumab (FPA008)

Cabiralizumab in Immuno-Oncology

We are conducting a Phase 1a/1b clinical trial with BMS to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers. We expect to enroll approximately 280 patients in the overall trial. In October 2016, we initiated the Phase 1b portion of the trial to evaluate the safety, tolerability and preliminary efficacy of the selected dose of cabiralizumab in combination with Opdivo in the following tumor settings:

•	non-small cell lung cancer, or NSCLC (anti PD-1 therapy naïve);
•	anti PD-1 therapy resistant NSCLC (either de novo or acquired resistance);
•	squamous cell carcinoma of the head and neck;
•	pancreatic cancer;
•	renal cancer;
•	ovarian cancer; and
•	glioblastoma multiforme.

We have completed enrollment in most of the Phase 1b cohorts and expect to complete enrollment in the Phase 1b portion of the trial in the fourth quarter of 2017.

We continue to enroll patients in the expansion of the Phase 1a portion of the trial to enable us to study the highest dose of cabiralizumab as monotherapy and as combination therapy with Opdivo. We are conducting these additional Phase 1a activities in parallel with our conduct of the Phase 1b portion of the trial.

Our and BMS’s abstract featuring data from the Phase 1a/1b clinical trial evaluating the immunotherapy combination of cabiralizumab with Opdivo has been selected for a late-breaking oral presentation at the Society for Immunotherapy of Cancer, or SITC, 32nd Annual Meeting. The presentation, titled “First in Human Phase I Dose Escalation and Expansion of a novel combination, anti-CSF1-receptor (cabiralizumab) plus anti-PD-1 (nivolumab) in patients with advanced solid tumors,” will be presented in the Clinical Trials and Novel Combinations session on Saturday, November 11, 2017.

Cabiralizumab in PVNS

We are conducting a Phase 1/2 clinical trial of cabiralizumab as a potential treatment for diffuse PVNS. During the Phase 2 expansion portion of the trial, we are evaluating tumor response rate and duration and measures of pain and joint function in PVNS patients.

We completed patient enrollment in the initially-planned 30-patient cohort of the Phase 2 portion of the trial in April 2017. We amended the study to enroll up to 30 additional patients with diffuse PVNS in the Phase 2 portion of the trial to refine the dosing schedule and optimize the therapeutic index of cabiralizumab in PVNS. Data from these additional patients are intended to support the design of our planned pivotal trial of cabiralizumab in PVNS. We expect to complete enrollment of these additional patients in 2018.

In June 2017, we presented a clinical poster at the 2017 American Society of Clinical Oncology, or ASCO, Annual Meeting with updated pharmacokinetics, or PK, pharmacodynamics, or PD, and safety data from 21 patients treated with cabiralizumab and efficacy data from 11 patients treated with cabiralizumab in our ongoing Phase 1/2 clinical trial.

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

FPA144

We are conducting a Phase 1 clinical trial of FPA144 to evaluate the safety, PK, and efficacy of FPA144 in patients with metastatic gastric and GEJ cancer and bladder cancer whose tumors overexpress the FGFR2b protein. In September 2017, we closed enrollment in the expansion cohorts of metastatic gastric and GEJ cancer in this trial to focus efforts on preparing for our registration-enabling pivotal trial testing FPA144 in combination with chemotherapy. We continue to enroll patients in the bladder cancer expansion cohort in our Phase 1 trial.

In June 2017, we presented a clinical poster at the 2017 ASCO Annual Meeting presenting updated safety and efficacy data from 64 patients from this Phase 1 clinical trial. In the trial, we tested FPA144 in advanced solid tumors up to 15 mg/kg, including in patients with gastric or GEJ cancer and one patient with bladder cancer. As of the March 20, 2017 data cut-off date, we did not observe any dose-limiting toxicities or a maximum-tolerated dose. In addition, unlike small molecule FGF receptor kinase inhibitors, which block signaling through a broad number of FGF receptors and can lead to hyperphosphatemia, we did not observe any treatment-related hyperphosphatemia in patients treated with FPA144. All treatment-related adverse events were Grades 1, 2 or 3. All treatment-related ocular adverse events were Grades 1 or 2, and no retinal toxicity was reported.

We observed preliminary anti-tumor activity with FPA144 monotherapy in late-line patients with gastric or GEJ cancer who had had a median of three prior therapies and whose tumors overexpress the FGFR2b protein. Based on radiographic assessments by RECIST 1.1 of anti-tumor activity in the 21 patients who had high FGFR2b+ overexpressing gastric or GEJ cancer, we observed, as of the March 20, 2017 data cut-off date:

•	four confirmed partial responses (one each at the 3 mg/kg, 6 mg/kg, 10 mg/kg and 15 mg/kg dose levels); one unconfirmed partial response (at the 6 mg/kg dose level);
•	an objective response rate of 19.0%;
•	a median duration of response of 15.4 weeks; and
•	a disease control rate at 6 weeks of 57.1%.

In addition, we observed anti-tumor activity with FPA144 monotherapy in a patient with urothelial bladder cancer with FGFR2b overexpression, as determined by an IHC assay, who enrolled in the dose escalation portion of the Phase 1 clinical trial. Based on radiographic assessments by RECIST 1.1 of anti-tumor activity in the patient with urothelial bladder cancer, we observed that the patient had a complete response at a dose of 3 mg/kg. To better understand the potential utility of FPA144 for the treatment of patients with urothelial bladder cancer that overexpress FGFR2b, we analyzed 387 archival primary urothelial bladder cancer samples with an immunohistochemistry, or IHC, assay for FGFR2b overexpression and determined that 11.6% of the primary tumor samples (n=342) overexpressed FGFR2b at a level of at least 1+ in at least 10% of the primary tumor sample and that 14.2% of the metastatic tumor samples (n=30) overexpressed FGFR2b at a level of at least 1+ in at least 10% of the metastatic tumor sample.

We continue to discuss with regulatory authorities in multiple jurisdictions our plans to advance FPA144 in combination with chemotherapy to a Phase 1/3 clinical trial in front-line gastric and GEJ cancer patients whose tumors overexpress FGFR2b. Study start-up activities for this trial are underway. We plan to begin dosing patients by the end of 2017 in the Phase 1 safety run-in portion of the trial, which we plan to follow with the global (including China and Japan) randomized, controlled Phase 3 portion of the trial in mid-2018.

We estimate that approximately 10% of patients with gastric or GEJ cancer have tumors that either have FGFR2 gene amplification or overexpress the FGFR2b protein. Accordingly, in the Phase 3 portion of the trial, we will select for enrollment those patients whose tumors have FGFR2 gene amplification or FGFR2b protein overexpression. We plan to identify FGFR2 gene amplification using a circulating tumor DNA, or ctDNA, blood-based test, which will allow us to detect DNA shed from tumors that circulates in blood plasma outside of cells. We plan to identify FGFR2b overexpression using an IHC test, which will allow us to determine FGFR2b overexpression in tumor tissue samples. We are developing these IHC and ctDNA tests in parallel with our clinical development of FPA144 in collaboration with diagnostic development partners and plan to use both companion diagnostics concurrently to more effectively identify eligible patients.

We plan to pursue regulatory approval of each companion diagnostic contemporaneously with regulatory approval of FPA144.

Because the observed incidence of gastric and GEJ cancer is higher in Asian populations than in other populations, in July 2017, we initiated dosing in a Phase 1 clinical trial in Japan evaluating FPA144 as a monotherapy to treat patients with gastric or GEJ cancer. We expect to complete enrollment in this trial in 2018.  This trial is intended to enable the inclusion of Japanese patients in the global Phase 3 clinical trial that we are planning. In addition, we are actively evaluating the initiation of clinical development of FPA144 to potentially treat patients with gastric cancer in China.  As part of this effort, our business development team is exploring a potential China-focused development collaboration for FPA144.  We believe that working with a China-based development partner would allow us to expedite our efforts to initiate the Phase 3 trial at clinical sites in China and enhance our ability to enroll patients at clinical sites in China, which should reduce the overall time to fully enroll the Phase 3 portion of the trial.  In addition, we expect that such a development collaboration would reduce our overall spend on the Phase 3 portion of the trial as we plan to negotiate that the development partner share in the costs of the Phase 3 trial.

FP-1039

In March 2011, we licensed to Human Genome Sciences, Inc., or HGS, rights to develop and commercialize FP-1039 in the United States, the European Union and Canada. In August 2012, GSK acquired HGS and HGS is now a wholly-owned subsidiary of GSK. HGS/GSK terminated its license to FP-1039 for convenience effective September 5, 2016.

Prior to GSK’s termination of the FP-1039 license, GSK had initiated a Phase 1b clinical trial of FP-1039 to evaluate the safety, tolerability, dosage, response rate and duration of response of FP-1039 in combination with front-line pemetrexed and cisplatin in malignant pleural mesothelioma, or MPM, patients. In October 2016, GSK completed treatment of MPM patients in this trial.

GSK presented updated response rate, duration of response and progression-free survival data from the Phase 1b clinical trial at the European Society for Medical Oncology’s 2017 Congress in September 2017.

We currently plan to seek a partner to support the potential future development of FP-1039 in mesothelioma.

Preclinical Programs

We are currently conducting IND-enabling activities in each of our FPA150 (B7-H4 antibody) and FPT155 (CD80 fusion protein) programs. We plan to file an IND application for the FPA150 program in the fourth quarter of 2017 and begin a Phase 1 trial of FPA150 in the first half of 2018.  We plan to file an IND application for the FPT155 program in mid-2018 and begin a Phase 1 trial of FPT155 in the second half of 2018.

Immuno-Oncology Drug Discovery

We are currently focusing our internal research efforts in immuno-oncology. Cancers grow and spread because tumor cells have developed ways to evade elimination by the immune system. For example, cancer cells make proteins that apply the “brakes” to immune cells and prevent the immune cells from killing the tumor cells. One of the more meaningful recent discoveries in cancer therapy has been the identification of ways to release these “brakes” and allow the immune cells to once again kill tumor cells. This new approach has the potential to not only reduce tumor growth like traditional therapies, but potentially to eliminate the cancer entirely in some patients. In addition to releasing the “brakes” on immune cells, other recent discoveries in cancer therapy have focused on identifying ways to “press on the gas” to amplify the anti-tumor immune response. This second approach targets stimulatory pathways on immune cells. Agents that agonize stimulatory pathways can help immune cells overcome inhibitory signals in the tumor microenvironment and kill tumor cells.

While checkpoint inhibitor therapies have been validated in the clinic with agents targeting the PD-1/PD-L1 and CTLA-4 pathways to release the “brakes,” a significant proportion of patients do not respond to these treatments. New targets and combinations for immuno-oncology are needed to address those patients who do not respond to or cannot tolerate traditional therapies or agents currently in development. We are applying all aspects of our biologics discovery platform to identify protein partners for molecules known to be involved in the anti-tumor immune response. We believe we have identified promising new antibody targets and fusion proteins and are actively screening for and validating additional targets.

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

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
R&D Funding
Cabiralizumab Collaboration - BMS	$3.8	$1.8	$13.4	$4.6
Immuno-oncology Research Collaboration - BMS	0.5	1.0	2.0	2.4
Respiratory Diseases Collaboration - GSK	—	0.1	—	2.4
Fibrosis and CNS Collaboration - UCB	—	—	—	0.1
Ratable Revenue Recognition
Cabiralizumab Collaboration - BMS	1.4	1.5	4.4	4.4
Immuno-oncology Research Collaboration - BMS	1.2	1.1	3.4	3.3
Respiratory Diseases Collaboration - GSK	—	0.1	—	0.8
Fibrosis and CNS Collaboration - UCB	0.8	0.8	2.3	2.3
Milestone and Contingent Payments
Respiratory Diseases Collaboration - GSK	0.5	0.3	0.5	1.8
Fibrosis and CNS Collaboration - UCB	0.1	—	0.3	0.2
Other License Revenue
bluebird bio License Agreement	—	—	—	0.1
Total	$8.3	$6.7	$26.3	$22.4

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments from our existing collaborations and licenses or entry into any new collaborations and license agreements.

Research and Development

Research and development expenses consist of costs we incur for our own and for sponsored and collaborative research and development activities. Expenses we incur related to our discovery and product collaboration agreements approximate the revenue we recognize under these agreements. We expense research and development costs as we incur them. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees we pay to other entities that conduct certain research and development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations, or CROs, and clinical manufacturing organizations, or CMOs, that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity contemplated by the applicable agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

We expense payments for the acquisition and development of technology as research and development costs if, at the time of payment, the technology: is under development; is not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use.

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Development programs:
Cabiralizumab	$6.4	$5.6	$22.9	$13.0
FPA144	12.2	4.0	25.7	13.0
FP-1039	0.7	0.1	1.4	0.2
Subtotal development programs	19.3	9.7	50.0	26.2
Preclinical programs	15.9	5.4	42.5	12.6
Early research and discovery	6.8	7.1	22.5	18.7
Discovery collaborations	0.7	1.7	3.2	7.4
Total research and development expenses	$42.7	$23.9	$118.2	$64.9

We expect our research and development expenses to continue to increase as we advance our development programs further and advance additional drug candidates into preclinical and clinical development, in particular as we increase the number and size of our clinical trials and as we expand our internal immuno-oncology preclinical, research and discovery efforts. We expect that by the end of 2017, and for the foreseeable future thereafter, a majority of the research and development expenses we incur will relate to activities to support our clinical development programs, in particular our cabiralizumab and FPA144 programs. We expect the growth of our preclinical program-related expenses to taper over the medium term as we complete preclinical activities for our FPA150 and FPT155 programs and that our clinical development program expenses would correspondingly increase as FPA150 and FPT155 enter clinical development. We expect that increases in our cabiralizumab and FPA144 development-related expenses will increase by a greater amount than our other development program-, preclinical program- and early research and discovery-related expenses as our cabiralizumab and FPA144 programs advance towards and into pivotal trials.

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

We expect our general and administrative expenses to increase due to expanded operations to support our increased research and development activities, increased stock-based compensation, and increased facility costs resulting from our relocation to a larger facility. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing and prosecuting patent applications, maintaining patents and opposing or otherwise challenging the intellectual property rights of others, to increase as the number of our preclinical and clinical programs increases and these programs advance.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 2 of our audited financial statements contained in our Annual Report. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2017 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report.

Results of Operations

Comparison for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended
	September 30,
(in millions)	2017	2016
Collaboration and license revenue	$8.3	$6.7
Operating expenses:
Research and development	42.7	23.9
General and administrative	9.7	9.1
Total operating expenses	52.4	33.0
Interest and other income, net	0.8	0.6
Loss before income tax	(43.3)	(25.7)
Income tax (provision) benefit	—	6.3
Net loss	$(43.3)	$(19.4)

Collaboration and License Revenue

Collaboration and license revenue increased by $1.6 million, or 24%, to $8.3 million for the three months ended September 30, 2017 from $6.7 million for the three months ended September 30, 2016. This increase was primarily due to a $1.9 million increase in revenue recognized under our cabiralizumab collaboration with BMS.

Research and Development

Our research and development expenses increased by $18.8 million, or 79%, to $42.7 million for the three months ended September 30, 2017 from $23.9 million for the three months ended September 30, 2016. This increase was primarily due to an increase of $10.5 million to advance our preclinical programs towards filing IND applications. There was also an increase of $8.2 million to advance our FPA144 development program through clinical trials.

General and Administrative

Our general and administrative expenses increased by $0.6 million, or 7%, to $9.7 million for the three months ended September 30, 2017 from $9.1 million for the three months ended September 30, 2016, primarily due to a $0.3 million increase in rent related to our new corporate office and laboratory facility lease agreement executed in December 2016.

Income Tax Benefit

After the carryback of our full 2016 net operating losses to 2015, we maximized our ability to obtain a refund of prior income taxes paid. Accordingly, we did not record an income tax benefit for the three months ended September 30, 2017. We realized an income tax benefit of $6.3 million for the three months ended September 30, 2016. The income tax benefit represented our ability to recover taxes accrued in 2015 based on existing tax law that allowed us to carry back our 2016 tax losses and/or credits to recover prior taxes. The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock-based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

Comparison for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Collaboration and license revenue	$26.3	$22.4
Operating expenses:
Research and development	118.2	64.9
General and administrative	29.5	25.3
Total operating expenses	147.7	90.2
Interest income and other expense, net	2.2	1.8
Loss before income tax	(119.2)	(66.0)
Income tax (provision) benefit	(1.7)	20.4
Net loss	$(121.0)	$(45.6)

Collaboration and License Revenue

Collaboration and license revenue increased by $3.9 million, or 17%, to $26.3 million for the nine months ended September 30, 2017 from $22.4 million for the nine months ended September 30, 2016. This increase was primarily due to a $8.8 million increase in revenue from our cabiralizumab collaboration agreement with BMS, offset by a $4.5 million decrease in revenue recognized under the respiratory diseases collaboration with GSK, as the research term ended in July 2016.

Research and Development

Our research and development expenses increased by $53.3 million, or 82%, to $118.2 million for the nine months ended September 30, 2017 from $64.9 million for the nine months ended September 30, 2016. This increase was primarily due to an increase of $29.9 million to further advance our preclinical programs toward filing IND applications. There was also an increase of $12.7 million to advance our FPA144 development program and a $9.9 million increase to advance cabiralizumab in our Phase 2 clinical trial in PVNS and our Phase 1a/1b clinical trial in immuno-oncology.

General and Administrative

Our general and administrative expenses increased by $4.2 million, or 17%, to $29.5 million for the nine months ended September 30, 2017 from $25.3 million for the nine months ended September 30, 2016, primarily due to a $2.2 million increase in payroll and stock-based compensation costs, a $0.8 million increase due to spending associated with the development of our commercialization strategy and a $0.6 million increase in rent related to our new corporate office and laboratory facility lease agreement executed in December 2016.

Income Tax Benefit

After the carryback of our full 2016 net operating losses to 2015, we maximized our ability to obtain a refund of prior income taxes paid. We did, however, record a provision for income tax of $1.7 million for the nine months ended September 30, 2017 based on our ongoing discussions with the Internal Revenue Service as to our tentative net operating loss carryback refund claim filed in March 2017. We realized an income tax benefit of $20.4 million for the nine months ended September 30, 2016. The income tax benefit represented our ability to recover taxes accrued in 2015 based on existing tax law that allowed us to carry back our 2016 tax losses and/or credits to recover prior taxes. The income tax benefit is based on the annual effective tax rate method and considers our forecasted 2016 pre-tax losses reduced by non-deductible stock-based compensation expenses and other immaterial non-deductible permanent items. In addition, as a result of the forecasted loss, the income tax benefit was decreased by a valuation allowance recorded against certain deferred tax assets due to the uncertainty surrounding the realization of such assets in the future.

Liquidity and Capital Resources

As of September 30, 2017, we had $320.8 million in cash and cash equivalents and marketable securities invested in a U.S. Treasury money market fund and U.S. Treasury securities with maturities of 15 months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of September 30, 2017 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Net cash used in operating activities	$(84.7)	$(64.8)
Net cash provided by (used in) investing activities	124.5	(22.1)
Net cash used in financing activities	(11.0)	(6.7)

Net Cash Used in Operating Activities

Net cash used in operating activities was $84.7 million for the nine months ended September 30, 2017 and consisted of our net loss of $121.0 million, offset by $29.9 million in net non-cash charges and $6.4 million from changes in operating assets and liabilities. Net non-cash charges included $1.7 million of depreciation and amortization expenses, $26.7 million for stock-based compensation expense and $1.5 million for amortization of premiums and discounts on marketable securities.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities was $124.5 million and $(22.1) million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by investing activities for the periods presented primarily relates to the purchases and maturities of marketable securities. Payments for the purchases of property and equipment were $3.6 million and $2.1 million during the nine months ended September 30, 2017 and 2016, respectively. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $11.0 million for the nine months ended September 30, 2017, and consisted primarily of $13.6 million paid to satisfy tax withholding obligations from the net share issuance of RSAs offset by $2.6 million received from employee stock option exercises.

Net cash used in financing activities was $6.7 million during the nine months ended September 30, 2016, primarily related to $14.1 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards offset by $6.7 million received from employee stock option exercises and $0.7 million from excess tax benefits from employee equity incentive plans.

Non-Cash Investing Activities

During the nine months ended September 30, 2017, we recorded leasehold improvements totaling $14.3 million that were paid for by our landlord under the terms of our new corporate office and laboratory lease agreement executed in December 2016.

Contractual Obligations and Contingent Liabilities

During the three months ended September 30, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2017, we had cash and cash equivalents and marketable securities of $320.8 million, consisting of bank deposits, interest-bearing money market accounts and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately seven months and the longest maturity is fifteen months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly-available filings with the SEC.

Risks Related to Our Financial Position and Capital Needs

We expect to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the nine months ended September 30, 2017, we reported a net loss of $121.0 million.

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

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets. We have two product candidates, cabiralizumab and FPA144, that we are clinically developing and two pre-clinical programs in IND-enabling studies, FPA150 and FPT155. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on our ability to identify and validate new targets and identify and advance preclinical product candidates into and through clinical development. The outcome of preclinical studies of our product candidates may not predict the success of clinical trials. Moreover, preclinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed in clinical development. Our inability to successfully complete preclinical development of our product candidates could result in additional costs to us, impair our ability to generate product revenues or receive development, regulatory, commercialization and sales milestone payments and royalties on product sales from our partners and collaborators.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce meaningfully positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we or our partners must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. Despite the results reported from our clinical trials and preclinical studies for our product candidates, we do not know whether the clinical trials we or our partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates in any particular jurisdiction or jurisdictions. If later-stage clinical trials do not produce favorable results, our or our partners’ ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

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
•

imposition of a clinical hold following an inspection of our manufacturing or clinical trial operations or clinical trial sites by the FDA or other regulatory authorities, or a decision by the FDA, other regulatory authorities, IRBs or us, or recommendation by a data safety monitoring board, to suspend or terminate a clinical trial at any time for safety issues or for any other reason;

•	delays in reaching agreement on acceptable terms with prospective CROs or clinical trial sites;
•	deviations from the trial protocol by clinical trial sites or investigators or failure to conduct a clinical trial in accordance with regulatory requirements;
•	failure of third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;
•	delays in the testing, validation and manufacturing of product candidates and in the delivery of these product candidates to clinical trial sites;
•

for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories or the transfer and validation of assays or tests used to identify selected patients;

•	delays in completion of patients’ participation in a clinical trial or return for post-treatment follow-up;
•	delays caused by patients dropping out of a clinical trial due to side effects, disease progression or other reasons;
•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a clinical trial site to participate in our clinical trials; or
•	changes in government regulations or administrative actions or lack of adequate funding to continue the clinical trials.

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

For example, we are conducting a Phase 2 clinical trial of cabiralizumab in patients with diffuse PVNS. Very little data regarding the incidence and prevalence of diffuse PVNS exist, but data we have gathered suggest that the prevalence of diffuse PVNS in the United States may be approximately 28,000 patients. We expect that the limited size of the diffuse PVNS patient population will limit patient enrollment rates. Also, Daiichi Sankyo Co., Ltd./Plexxikon Inc., or Daiichi Sankyo, has recently conducted a Phase 3 clinical trial (ENLIVEN) of pexidartinib (PLX3397) in PVNS, Novartis AG is enrolling patients in its Phase 2 clinical trial of its MCS110 CSF1 monoclonal antibody in PVNS, and F. Hoffmann-La Roche AG, or Roche, has clinically tested its emactuzumab (RO5509554, RG7155) antibody in PVNS patients. If Novartis AG or Roche continue the clinical development of their products in PVNS, we would potentially compete with them for patient enrollment in this rare patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our Phase 2 clinical trial of cabiralizumab in PVNS. If Daiichi Sankyo should gain approval in any region where we are conducting clinical trials of cabiralizumab in PVNS, it may impact our ability to enroll and timely complete those trials.

Additionally, although we believe selecting patients with gastric cancer whose tumors overexpress FGFR2b or amplify the FGFR2 gene using an IHC- or ctDNA blood-based companion diagnostic should increase the percentage of patients eligible for and the probability of success in our clinical trial of FPA144 in gastric cancer, these selection criteria limit the number of patients eligible for enrollment.

There is significant competition for recruiting patients in the clinical trials we and our partners are conducting and plan to conduct, and we or our partners may be unable to timely enroll the patients necessary to complete clinical trials on a timely basis or at all.

We may not successfully identify, test, develop or commercialize potential product candidates, which may force us to abandon our development efforts for one or more programs.

The success of our business depends primarily upon our ability to identify and validate new protein therapeutic targets, including through the use of our discovery platform, and discover, test, develop and commercialize protein therapeutics, which we may develop ourselves or in-license from others. Our research efforts may initially show promise in discovering potential new protein therapeutic targets or candidates, yet fail to yield product candidates for clinical development for numerous reasons, including:

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
•

our product candidates may cause adverse effects in patients or subjects, even after successful initial toxicology studies or early-stage clinical trials, which may make our product candidates unmarketable;

•	our product candidates may not demonstrate a meaningful benefit to patients or subjects; or
•	our collaboration partners may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product.

The occurrence of any of these events may force us to abandon our development efforts for one or more programs, which would have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. Research programs to identify new product targets and candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential discovery efforts, programs or product candidates that ultimately prove to be unsuccessful.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

The process of manufacturing our products is complex and subject to several risks, including the following:

•

The process of manufacturing biologics is susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended time to investigate and remedy the contamination.

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

We have process development and small-scale pre-clinical manufacturing capabilities. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. In the past we have engaged, and we expect in the future to engage, third-party CMOs for the manufacture of bulk drug substance and drug product for our products for our clinical trials and additional third parties for our supply chain. Any problems we experience with any of these third parties could delay the manufacturing of our product candidates, which could harm our results of operations.

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

Our reliance on third-party manufacturers subjects us to risks to which we would not be subject if we manufactured product candidates internally, including failure of the third party to abide by regulatory and quality assurance requirements, the possibility of breach of the manufacturing agreement by the third party due to factors beyond our control (including the third party’s failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to our business.

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

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	the FDA’s or such comparable foreign regulatory authority’s disagreement with the design or implementation of our clinical trials;
•	our failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	the failure of the data collected from our clinical trials to meet the level of statistical significance required for approval;
•	our failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA’s or such comparable foreign regulatory authority’s disagreement with our interpretation of data from preclinical studies or clinical trials;

•

the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a Biologic License Application or other submission or to obtain regulatory approval;

•

our failure to obtain approval from the FDA or such comparable foreign regulatory authority for the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or

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

Additionally, if one or more of our products receives marketing approval, and we or others later identify undesirable side effects caused by any such product, numerous potentially significant negative consequences could result, including:

•	we may suspend marketing of, or withdraw or recall, such product;
•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label for such product;
•	the FDA or other regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
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

We have collaborated with third-party diagnostic development partners to develop both an IHC- and a ctDNA blood-based assay to use as companion diagnostics for FPA144 to identify patients with gastric cancer whose tumors overexpress FGFR2b or amplify the FGFR2 gene. We expect that the FDA and comparable foreign regulatory authorities may require the development and regulatory approval of at least one companion diagnostic as a condition to approving FPA144 for use in patients that overexpress the FGFR2b protein. We are initially seeking to develop FPA144 to treat a subset of patients with gastric (stomach) cancer whose tumors overexpress the FGFR2b protein. Because the IHC-based companion diagnostic will allow us to determine FGFR2b overexpression in tumor tissue samples from patients with gastric cancer and the blood-based companion diagnostic will allow us to detect FGFR2 amplification by ctDNA from patients with gastric cancer, we plan to use both companion diagnostics concurrently to more effectively identify patients with gastric cancer whose tumors overexpress the FGFR2b protein, both during our clinical trials and commercialization of FPA144.

We do not have experience or capabilities in developing or commercializing diagnostics and will depend on the sustained cooperation and effort of our third-party collaborators to perform these functions.

If we or our third-party collaborators are unable to successfully develop companion diagnostics for FPA144 or experience delays in doing so, we may suffer significant negative consequences, including:

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

In addition, drug product manufacturers and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, regulations and standards. If we or a regulatory authority discover previously unknown problems with one of our product candidates, such as adverse events of unanticipated severity or frequency, or problems with the facility where such product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of such product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory authority may:

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

In the United States, engaging in the impermissible promotion of products for off-label uses can also subject a company to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which such company promotes or distributes drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or that such company caused another entity or individual to present such false or fraudulent claims for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will receive a portion of any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements involving fines exceeding $1.0 billion based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claims action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, such actions may have a material adverse effect on our business, financial condition and results of operations.

The policies of the FDA or any comparable foreign regulatory authority may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. We face competition with respect to our current product candidates and will face competition with respect to any of our future product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical and human resources than we do. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

If cabiralizumab were approved for the treatment of cancer or PVNS, it could face competition from products currently in development as single agents or in combination with anti-PD1/PD-L1 agents or other immuno-oncology agents, including Roche’s emactuzumab (RO5509554, RG7155) anti-CSF1R antibody, Eli Lilly and Company’s IMC-CS4/LY3022855 anti-CSF1R antibody, Amgen Inc.’s AMG 820 anti-CSF1R antibody, Syndax Pharmaceuticals Inc.’s SNDX6352 anti-CSF1R monoclonal antibody, Pfizer Inc.’s PD-0360324 CSF1 monoclonal antibody, Novartis Pharmaceuticals Corporation’s BLZ945 CSF1R-directed small molecule and MCS110 CSF1 monoclonal antibody, Daiichi Sankyo’s pexidartinib (PLX3397), PLX73086 and PLX7486 small molecule tyrosine kinase inhibitors, or TKIs, Array Biopharma Inc.’s ARRY-382 CSF1R small molecule TKI or Deciphera Pharmaceuticals LLC’s DCC-3014 CSF1R small molecule TKI, with respect to immuno-oncology, and Daiichi Sankyo’s pexidartinib (PLX3397) and PLX73086 small molecule TKIs or Novartis Pharmaceuticals Corporation’s MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which act in the same pathway as cabiralizumab.

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

Enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may charge for such product candidates.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans introduced and then updated a bill to replace the Affordable Care Act known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the Affordable Care Act without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. Congress will likely consider other legislation to replace elements of the Affordable Care Act. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, or collectively, HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing any money or other assets of a health care benefit program, willfully obstructing a criminal investigation of a health care fraud offense or knowingly and willfully making false statements relating to healthcare matters;

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

We must attract and retain highly skilled employees to succeed.

We are experiencing significant growth in our operations as we expand the scope of our research and clinical activities, including our conduct of a Phase 2 clinical trial of cabiralizumab in PVNS, a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo in multiple cancers, clinical trials, including planning for a pivotal trial, of FPA144 in gastric cancer and bladder cancer and our preclinical development and immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, develop, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not successfully attract and retain qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our computer and other systems, or those of our partners, CROs or other service providers, may fail or be interrupted, including due to fire, earthquake or other natural disasters, hardware, software, telecommunication or electrical failures or terrorism, or suffer security breaches, including due to computer viruses or unauthorized access, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research or preclinical or clinical data important to our discovery, research or development programs, interrupt the conduct of ongoing experiments or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is in a seismically-active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disaster and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our protein libraries, most of which we maintain at our headquarters. We maintain one copy of each of our protein libraries offsite in Central California. If both facilities were impacted by the same event, we could lose all our protein libraries, which would have a material adverse effect on our ability to discover new targets.

Risks Related to Our Dependence on Third Parties

BMS has exclusive global rights for the development and commercialization of cabiralizumab. BMS’s failure to timely develop or commercialize cabiralizumab would result in a material adverse effect on our business and operating results.

We granted BMS an exclusive global license to develop and commercialize cabiralizumab, subject to certain rights that we retained. Our development collaboration with BMS on cabiralizumab may not be successful due to several factors, including the following:

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

A part of our strategy is to enter into additional product development collaborations, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate development partners and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish a development collaboration or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be too early in development for collaborative efforts or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new development collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into new development collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

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

We and our CROs are required to comply with current Good Clinical Practices, or GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all our products in clinical development. Regulatory authorities enforce GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, we must conduct our clinical trials with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees. Except for remedies available to us under our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

The patent prosecution process is expensive and time-consuming. We and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering or publishes information disclosing a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to biopharmaceuticals, which could make it difficult for us and our licensors or collaborators to stop the infringement of our and our licensors’ or collaborators’ patents or marketing of competing products in violation of our and our licensors’ or collaborators’ proprietary rights generally. Proceedings to enforce our and our licensors’ or collaborators’ patent rights in foreign jurisdictions could result in substantial costs and divert our and our licensors’ or collaborators’ efforts and attention from other aspects of our business, could put our and our licensors’ or collaborators’ patents at risk of being invalidated or interpreted narrowly or not issuing and could provoke third parties to assert counterclaims against us or our licensors or collaborators. We or our licensors or collaborators may not prevail in any lawsuits that we or our licensors or collaborators initiate and, even if we prevail, the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes numerous significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents, all of which could have a material adverse effect on our business and financial condition.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements.

Periodic maintenance and annuity fees on any issued patent are required to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and to identify, test, develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development or commercialization of our products. As a result, we are a party to a number of licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into a non-exclusive license with BioWa, Inc. and Lonza Sales AG to use their Potelligent® CHOK1SV technology, which is necessary to produce our FPA144 antibody and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

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

Furthermore, because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our IPO in September 2013, our closing stock price as reported on The NASDAQ Global Market and The NASDAQ Global Select Market has ranged from $8.49 to $60.98 through November 3, 2017. The following factors, in addition to other risk factors described in this section and elsewhere in this report, may have a significant impact on the market price of our common stock:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our or our partners’ growth rates relative to our competitors;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	results or status of or plans for clinical trials of our product candidates or those of our competitors;
•	failure of our partners to effectively execute or changes in our partners’ strategies with respect to our products or collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	our dependence on third parties, including contract manufacturers, CROs and any partners we may engage to develop and provide us with companion diagnostic products;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry, political and market conditions.

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

As of September 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).

10.1	Annual Bonus Plan.

10.2	Offer Letter by and between the Company and Aron Knickerbocker, dated as of October 18, 2017.

10.3	Amendment No. 2 to the Executive Severance Benefits Agreement by and between the Company and Aron Knickerbocker, dated as of October 18, 2017.

10.4	Amendment No. 1 to the 2013 Omnibus Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Lewis T. Williams
Date: November 6, 2017	Lewis T. Williams
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Marc L. Belsky
Date: November 6, 2017	Marc L. Belsky
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)