Form 10-K/A
period 2017-12-31
FIVE PRIME THERAPEUTICS INC
filed 2018-03-12
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Five Prime Therapeutics, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018, is to correct an error on the Section 906 certification filed as Exhibit 32.1, which inadvertently listed Lewis T. Williams, the Company’s former chief executive officer, as the certifying officer instead of Aron M. Knickerbocker, who became the Company’s chief executive officer on January 1, 2018.

No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K, and does not modify or update in any way disclosures made in the Form 10-K.

Item 15. Exhibits and Financial Statement Schedules.

The financial statements schedules and exhibits filed as part of this Annual Report on Form 10-K/A are as follows:

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 of Part II of the Form 10-K.

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on September 23, 2013).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.1 to the company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on September 4, 2013).

10.1+	2002 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.2+	Form of Option Agreement under 2002 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.3+	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

Exhibit No.	Description

10.4+	Form of Option Agreement under 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.5+	2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the company’s Registration Statement on Form S-8 (File No. 333-191700), filed with the SEC on October 11, 2013).

10.6+	Amendment No. 1 to Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2017)

10.7+	Form of Incentive Stock Option Agreement under 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.8+	Form of Non-Qualified Option Agreement under 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.9+	Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.10+	2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.11 to the company’s Registration Statement on Form S-8 (File No. 333-191700), filed with the SEC on October 11, 2013).

10.11+	Offer Letter Agreement by and between the company and Aron M. Knickerbocker, dated as of October 18, 2017 (incorporated herein by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2017).

10.12+	Offer Letter Agreement by and between the company and Marc L. Belsky, dated as of September 3, 2009 (incorporated herein by reference to Exhibit 10.12 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.13+	Offer Letter Agreement by and between the company and Francis Sarena, dated as of December 2, 2010 (incorporated herein by reference to Exhibit 10.10 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.14+	Offer Letter Agreement by and between the company and Robert Sikorski, dated as of August 22, 2014 (incorporated herein by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).

10.15+	Confidential Resignation Agreement and General Release of Claims by and between the Company and Robert Sikorski, dated as of April 30, 2017 (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on May 5, 2017).

10.16+	Offer Letter Agreement by and between the company and Kevin Baker, dated as of January 7, 2016 (incorporated herein by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).

10.17+*	Offer Letter Agreement by and between the company and Lewis T. Williams, dated as of November 17, 2017.

10.18+*	Offer Letter by and between the company and Helen Collins, dated as of May 12, 2016.

10.19+	Executive Severance Benefits Agreement by and between the company and Lewis T. Williams, dated as of April 19, 2007 (incorporated herein by reference to Exhibit 10.11 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

Exhibit No.	Description

10.20+	Executive Severance Benefits Agreement by and between the company and Aron M. Knickerbocker, dated as of December 30, 2009 (incorporated herein by reference to Exhibit 10.12 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.21+	Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Aron M. Knickerbocker, effective December 5, 2012 (incorporated herein by reference to Exhibit 10.13 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.22+	Amendment No. 2 to the Executive Severance Benefits Agreement by and between the company and Aron M. Knickerbocker, effective October 18, 2017 (incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2017).

10.23+	Executive Severance Benefits Agreement by and between the company and Marc L. Belsky, dated as of December 30, 2009 (incorporated herein by reference to Exhibit 10.17 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.24+	Executive Severance Benefits Agreement by and between the company and Francis Sarena, dated as of February 18, 2011 (incorporated herein by reference to Exhibit 10.14 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.25+	Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Francis Sarena, effective May 8, 2013 (incorporated herein by reference to Exhibit 10.15 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.26+	Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Marc Belsky, effective January 16, 2014 (incorporated herein by reference to Exhibit 10.18 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

10.27+	Executive Severance Benefits Agreement by and between the company and Robert Sikorski, dated as of September 17, 2014 (incorporated herein by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).

10.28+	Amendment No. 1 to the Executive Severance Benefits Agreement by and between the company and Robert Sikorski, dated as of January 21, 2016 (incorporated herein by reference to Exhibit 10.24 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).

10.29+	Executive Severance Benefits Agreement by and between the company and Kevin P. Baker, dated as of February 1, 2016 (incorporated herein by reference to Exhibit 10.25 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).

10.30+*	Executive Severance Benefits Agreement by and between the company and Helen Collins, dated as of March 20, 2017.

10.31+	Form of Retention Award Agreement (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on May 4, 2015).

10.32+	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).

10.33+	Annual Bonus Plan, effective August 21, 2017 (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2017).

10.34+*	Annual Bonus Plan, effective January 1, 2018.

Exhibit No.	Description

10.35+	Form of Indemnification Agreement by and between the company and each of its directors and officers (incorporated herein by reference to Exhibit 10.16 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.36	Lease by and between the company and HCP Oyster Point III LLC, dated as of December 12, 2016 (incorporated herein by reference to Exhibit 10.34 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).

10.37†	Exclusive License Agreement by and between the company and Galaxy Biotech, LLC, dated as of December 22, 2011 (incorporated herein by reference to Exhibit 10.23 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.38†	Amendment to the Exclusive License Agreement by and between the company and Galaxy Biotech, LLC, dated as of May 16, 2016 (incorporated herein by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q (File No. 001-36070), filed with the SEC on August 5, 2016).

10.39††*	Amendment No. 2 to the Exclusive License Agreement by and between the company and Galaxy Biotech, LLC, dated as of May 30, 2017.

10.40†	Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of February 6, 2012 (incorporated herein by reference to Exhibit 10.30 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.41†	Research Collaboration and License Agreement, dated as of March 14, 2014, by and between the company and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on August 26, 2014).

10.42†	Amendment No. 1 to the Research Collaboration and License Agreement, dated as of January 21, 2016, by and between the company and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on March 11, 2016).

10.43†	License and Collaboration Agreement, dated as of October 14, 2015, by and between the company and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.49 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on March 11, 2016).

10.44††*	License and Collaboration Agreement, dated as of December 19, 2017, by and between the company and Zai Lab (Shanghai) Co., Ltd.

21.1	Subsidiaries of the company (incorporated herein by reference to Exhibit 21.1 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

23.1*	Consent of Independent Registered Accounting Firm.

24.1*	Power of Attorney (included on the signature page to the Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed with the Form 10-K.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been granted for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.
††	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Five Prime Therapeutics, Inc.

By:	/s/ Marc Belsky
Senior Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

Dated: March 12, 2018