Form 10-Q
period 2018-06-30
FIVE PRIME THERAPEUTICS INC
filed 2018-08-08
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes  ☐    No  ☒

As of August 1, 2018, the number of outstanding shares of the registrant’s common stock was 35,579,111.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments or royalties, and the timing of such payments;
•	the ability of us or our partners to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals for products we or our partners develop;
•	the ability to negotiate adequate reimbursement and pricing for our drug candidates by third parties and government authorities;
•	developments relating to our competitors and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

These forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by such statements. We discuss many of these risks in greater detail under the heading “Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events.

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

We obtained the industry, market and competitive position data in this Quarterly Report on Form 10-Q from our own internal estimates and research as well as from industry and general publications and research surveys and studies conducted by third parties. While we believe that the information in each of these publications, surveys and studies is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal estimates and research are reliable and the market definitions we use are appropriate, such estimates, research and definitions have not been verified by any independent source.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$52,785	$59,790
Marketable securities	299,981	232,900
Receivables from collaborative partners	2,711	13,133
Prepaid and other current assets	7,544	5,367
Total current assets	363,021	311,190
Restricted cash	1,543	1,543
Property and equipment, net	30,026	30,762
Other long-term assets	2,188	552
Total assets	$396,778	$344,047
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,466	$2,237
Accrued personnel-related expenses	5,119	7,156
Other accrued liabilities	17,932	27,519
Deferred revenue, current portion	3,350	12,713
Deferred rent, current portion	1,356	1,356
Total current liabilities	30,223	50,981
Deferred revenue, long-term portion	10,806	10,223
Deferred rent, long-term portion	18,891	17,641
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,566,516 issued and 34,450,453 outstanding at June 30, 2018. 28,982,056 issued and 28,178,639 outstanding at December 31, 2017	34	28
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	545,885	421,257
Accumulated other comprehensive loss	(378)	(476)
Accumulated deficit	(208,683)	(155,607)
Total stockholders' equity	336,858	265,202
Total liabilities and stockholders' equity	$396,778	$344,047

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaboration revenue	$7,580	$7,822	$40,066	$17,957
Operating expenses:
Research and development	33,380	41,744	76,932	75,504
General and administrative	9,782	9,363	20,260	19,849
Total operating expenses	43,162	51,107	97,192	95,353
Loss from operations	(35,582)	(43,285)	(57,126)	(77,396)
Interest income	1,522	702	2,681	1,370
Other loss, net	—	—	(5)	—
Loss before income tax	(34,060)	(42,583)	(54,450)	(76,026)
Income tax provision	—	(1,703)	—	(1,703)
Net loss	$(34,060)	$(44,286)	$(54,450)	$(77,729)
Basic and diluted net loss per common share	$(0.99)	$(1.58)	$(1.63)	$(2.79)
Weighted-average shares used to compute basic and diluted net loss per common share	34,401	27,946	33,363	27,813

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(34,060)	$(44,286)	$(54,450)	$(77,729)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	208	(60)	98	(265)
Comprehensive loss	$(33,852)	$(44,346)	$(54,352)	$(77,994)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

 (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net loss	$(54,450)	$(77,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,456	1,112
Stock-based compensation expense	15,255	19,648
Amortization of premiums and discounts on marketable securities	(336)	1,223
Loss on disposal of property and equipment	5	2
Changes in operating assets and liabilities:
Receivables from collaborative partners	10,422	127
Income tax receivable	—	4,670
Prepaid, other current assets and other long-term assets	(3,813)	1,363
Accounts payable	229	987
Accrued personnel-related expenses	(2,037)	(2,580)
Deferred revenue	(7,406)	(6,648)
Deferred rent	1,250	1,185
Other accrued liabilities	(578)	(377)
Net cash used in operating activities	(39,003)	(57,017)
Investing activities
Purchases of marketable securities	(212,147)	(220,652)
Maturities of marketable securities	145,500	342,250
Purchases of property and equipment	(10,733)	(2,581)
Proceeds from disposal of property and equipment	—	12
Net cash provided by (used in) investing activities	(77,380)	119,029
Financing activities
Proceeds from public offering of common stock, net	107,613	—
Proceeds from exercise of stock options	2,863	2,230
Repurchase of shares to satisfy tax withholding obligations	(1,098)	(12,186)
Net cash provided by (used in) financing activities	109,378	(9,956)
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,005)	52,056
Cash, cash equivalents and restricted cash at beginning of period	61,333	9,196
Cash, cash equivalents and restricted cash at end of period	$54,328	$61,252

Supplemental schedule of noncash investing activities
Unpaid property and equipment included in accrued liabilities	$24	$403

Supplemental cash flow information
Cash and cash equivalents at beginning of period	$59,790	$7,653
Restricted cash at beginning of period	1,543	1,543
Cash, cash equivalents and restricted cash at beginning of period	$61,333	$9,196

Cash and cash equivalents at end of period	$52,785	$59,709
Restricted cash at end of period	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	$54,328	$61,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

June 30, 2018

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the company) is a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of June 30, 2018 is unaudited. The condensed financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 27, 2018, as amended by our Annual Report on Form 10-K/A, as filed with the SEC on March 12, 2018, or, collectively, our Annual Report.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Restricted Cash

Restricted cash consists of a certificate of deposit held by our bank as collateral for a standby letter of credit in the same notional amount by our landlord to secure our obligations under our corporate office and laboratory facility lease that we entered into in December 2016. We are required to maintain this restricted cash balance, the amount of which is subject to reduction starting on January 1, 2023, if certain conditions are met, for the duration of this lease.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of June 30, 2018.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	June 30, 2018
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$30,233	$30,233	$—	$—
U.S. Treasury securities	221,458	221,458	—	—
Agency bonds	3,974	3,974	—	—
Corporate bonds	19,917	—	19,917	—
Commercial paper	59,626	—	59,626	—
Certificate of deposit	1,543	—	1,543	—
Total	$336,751	$255,665	$81,086	$—

	December 31, 2017
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$31,802	$31,802	$—	$—
U.S. Treasury securities	232,900	232,900	—	—
Certificate of deposit	1,543	—	1,543	—
Total	$266,245	$264,702	$1,543	$—

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

The terms of our collaborative research and development agreements include upfront and license fees, research funding, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. We record research funding payable to us as accounts receivable when our right to consideration is unconditional. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainty around occurrence of these events, we determine the milestone and other contingent amounts to be fully constrained and do not recognize revenue until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting in Topic 606. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the applicable performance obligation is satisfied. Under Topic 606, we elected to use the practical expedients permitted related to adoption, which do not require us to disclose certain information regarding our remaining performance obligations as of the end of the reporting period. Topic 606 applies to revenue recognized in accordance with the practical expedient for measuring progress toward satisfaction of a performance obligation, and variable consideration classified as a sales-based or usage-based royalty promised in exchange for a license.

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

We excluded the following securities from the calculation of diluted net loss per share as the effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options to purchase common stock	3,904	3,879	3,967	3,796
Restricted stock awards (RSAs)	1,015	834	923	940
	4,919	4,713	4,890	4,736

Accounting Pronouncements Adopted in 2018

In May 2014, the Financial Accounting Standards Board, or FASB, issued Topic 606, which supersedes nearly all existing revenue recognition guidance under GAAP. The FASB subsequently issued amendments to Topic 606 that have the same effective date and transition date. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in as a result, more judgment and estimates may be required in the course of the revenue recognition process, including with respect to identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

We adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. We recorded the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. The adoption of the new revenue recognition guidance resulted in a decrease of $1.4 million to deferred revenue and an increase of $1.4 million to retained earnings as of January 1, 2018. Additionally, we determined that the classification between deferred revenue, current portion, and deferred revenue, long-term portion, changed as a result of adoption of Topic 606. We concluded that we will classify deferred revenue for all licensing and collaboration arrangements as deferred revenue, long-term portion, and will reclassify to deferred revenue, current portion, when the remaining term of the estimated performance period is one year or less.

Our adoption of Topic 606 effective January 1, 2018 affected the following financial statement line items:

Condensed Statements of Operations

	Three Months ended June 30, 2018
(in thousands, except per share data)	Under Topic 606	Under Topic 605	Effect of change
Collaboration and license revenue	$7,580	$5,361	$2,219
Operating expenses	43,162	43,162	—
Operating loss	$(35,582)	$(37,801)	$2,219
Net loss	$(34,060)	$(36,279)	$2,219
Net loss per share applicable to common stockholders - basic and diluted	$(0.99)	$(1.05)	$0.06

	Six Months ended June 30, 2018
(in thousands, except per share data)	Under Topic 606	Under Topic 605	Effect of change
Collaboration and license revenue	$40,066	$39,055	$1,011
Operating expenses	97,192	97,192	—
Operating loss	$(57,126)	$(58,137)	$1,011
Net loss	$(54,450)	$(55,461)	$1,011
Net loss per share applicable to common stockholders - basic and diluted	$(1.63)	$(1.66)	$0.03

Condensed Balance Sheets

	As of June 30, 2018
(in thousands)	Under Topic 606	Under Topic 605	Effect of change
Receivables from collaborative partner	$2,711	$2,711	$—
Deferred revenue, current portion	3,350	10,567	(7,217)
Deferred revenue, long-term portion	10,806	5,974	4,833
Accumulated deficit	(208,683)	(211,067)	2,384

Condensed Statements of Cash Flows

	Six Months ended June 30, 2018
(in thousands)	Under Topic 606	Under Topic 605	Effect of change
Net loss	$(54,450)	$(55,461)	$1,011
Decrease in deferred revenue in connection with Topic 606 adoption	1,373	—	1,373
Changes in operating assets and liabilities
Receivables from collaborative partner	10,422	10,422	—
Deferred revenue	(8,779)	(6,396)	(2,384)
Cash, cash equivalents and restricted cash at beginning of period	61,333	61,333	—
Cash, cash equivalents and restricted cash at end of period	54,328	54,328	—

In May 2017, FASB issued ASU 2017-09 Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting, or ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting to an equity award if the fair value, vesting conditions, and classification of such award are the same immediately before and after the modification. We adopted the standard, effective January 1, 2018, to be applied prospectively to awards modified on or after the effective date. We did not have any arrangements within the scope of ASU 2017-09 as of the adoption date, and therefore the adoption of ASU 2017-09 had no effect on our financial position, results of operations or liquidity.

In November 2016, FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) – Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18, effective January 1, 2018, to be applied retrospectively and revised the beginning and ending balance of our statement of cash flows to include restricted cash. Other than the change in presentation in the accompanying consolidated statement of cash flows, the adoption of ASU 2016-18 had no effect on our financial position, results of operations or liquidity.

In June 2018, the FASB issued ASU 2018-07 Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 expanded the scope of Topic 718, which previously included only share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity–Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. We early adopted ASU 2018-07 in the second quarter of 2018. No adjustment was required as a result of this adoption.

Accounting Pronouncements Not Yet Adopted

In February 2016, FASB issued ASU 2016-02 Leases (Topic 842), or ASU 2016-02, which amends existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 will become effective January 1, 2019 and will apply to all annual and interim reporting periods thereafter. Early adoption is permitted. Under ASU 2016-02, agreements executed prior to January 1, 2019 that are currently considered leases are expected to be recognized on the consolidated balance sheet as right-to-use lease assets and lease liabilities. We expect that our recognition of expense on our statement of operations under ASU 2016-02 will be similar to our recognition of expense under the current accounting standard. Further, we expect to recognize lease liabilities and right-of use assets on our balance sheet.

3.Cash Equivalents and Marketable Securities

The following table summarizes our cash equivalents and marketable securities (in thousands):

	June 30, 2018
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$30,233	$—	$—	$30,233
U.S. Treasury securities	221,846	—	(388)	221,458
Agency bonds	3,974	—	—	3,974
Corporate bonds	19,920	—	(3)	19,917
Commercial paper	59,612	14	—	59,626
Total cash equivalents and marketable securities	335,585	14	(391)	335,208
Less: cash equivalents	(35,226)	(1)	—	(35,227)
Total marketable securities	$300,359	$13	$(391)	$299,981

	December 31, 2017
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$31,802	$—	$—	$31,802
U.S. Treasury securities	233,376	—	(476)	232,900
Total cash equivalents and marketable securities	265,178	—	(476)	264,702
Less: cash equivalents	(31,802)	—	—	(31,802)
Total marketable securities	$233,376	$—	$(476)	$232,900

As of June 30, 2018, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$300,359	$299,981
Total marketable securities	$300,359	$299,981

We determined that the gross unrealized losses on our marketable securities as of June 30, 2018 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at June 30, 2018. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2017	3,867,645	$30.35
Options granted	572,100	18.62
Options exercised	(217,872)	9.54
Options forfeited	(192,829)	34.38
Options expired	(169,313)	35.82
Balance at June 30, 2018	3,859,731	29.35	7.13
Options exercisable at June 30, 2018	2,140,598	25.58	5.95

We have granted restricted stock awards, or RSAs, some of which are subject to performance conditions. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are not forfeitable once fully vested. We based the fair value of RSAs on the closing sale price of our common stock on the grant date. For awards subject to performance conditions, we recognize stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved.

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2017	803,417	$40.24
RSAs granted	614,900	18.23
RSAs vested	(165,429)	40.63
RSAs forfeited	(136,825)	36.63
Unvested balance at June 30, 2018	1,116,063	28.50

As of June 30, 2018, there were 1,836,224 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$4,055	$5,930	$7,988	$11,216
General and administrative	3,380	3,831	7,267	8,432
Total	$7,435	$9,761	$15,255	$19,648

We estimated the fair value of stock options using the Black-Scholes option-pricing model based on the date of grant of the applicable stock option with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected term (years)	6.0-6.3	5.5-6.3	6.0-6.3	5.5-6.3
Expected volatility	69%	66%	69%-70%	66%-68%
Risk-free interest rate	2.8%	1.9%	2.6-2.8%	1.9-2.1%
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2018, we had $35.6 million of total unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.7 years. Additionally, we had $24.1 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 2.0 years.

5.License and Collaboration Arrangements

See Note 9 to the audited consolidated financial statements included in Part V, Item 15 of our Annual Report for information on our license and collaboration agreements.

The following table presents changes during the six months ended June 30, 2018 in the balances of our contract assets, including receivables from collaborative partners, and contract liabilities, including deferred revenue, as compared to what we disclosed in our Annual Report.

(in thousands)	Contract Assets
Balance at January 1, 2018	$13,133
Additions	32,247
Deductions	(42,669)
Balance at June 30, 2018	$2,711

(in thousands)	Contract Liabilities
Balance at January 1, 2018	$21,563
Additions for advanced billings	1,756
Deductions for performance obligations satisfied in current period	(6,984)
Deductions for performance obligations satisfied in the prior periods in connection with updates to the measure of progress	(2,179)
Balance at June 30, 2018	$14,156

Bristol-Myers Squibb Company

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with Bristol-Myers Squibb Company, or BMS.

We identified one performance obligation under the immuno-oncology research collaboration with BMS for the research license to access our technology, the exclusive commercial license and research activities. BMS’ options to select additional collaboration targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period. For the three and six months ended June 30, 2018, no adjustments were made to the transaction price.

Upon adoption of Topic 606, we recognized an additional $0.7 million of revenue, through a decrease to deferred revenue and an increase to beginning retained earnings, based on the difference between the input method currently used under Topic 606 and the ratable recognition method previously used under Topic 605. Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. Revenue allocated to the performance obligation was $1.6 million and $3.2 million, for the three and six months ended June 30, 2018, respectively. Through June 30, 2018, we have recognized $31.8 million of the transaction price as collaboration revenue under the agreement. We will recognize the remaining transaction price of $4.3 million as revenue under the input method over the estimated performance period.

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

Under the original collaboration agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo® (nivolumab) and the manufacturing and supply of cabiralizumab. The transaction price consists of the $30.0 million non-refundable upfront fee under the original collaboration agreement. We concluded that the transaction price should include the variable consideration for reimbursements when received as part of the transfer of services.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by the clinical research organization, or CRO, as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. No adjustment was necessary upon adoption of Topic 606. We recognized $3.9 million and $5.3 million of revenue allocated to the performance obligation for the three and six months ended June 30, 2018, respectively. Total revenue recognized for the three and six months ended June 30, 2018, including progress made toward the performance obligation and reimbursements and excluding milestones, was $4.4 million and $8.9 million, respectively. Through June 30, 2018, we recognized $23.5 million of the transaction price as collaboration revenue under the original collaboration agreement. The remaining transaction price of $6.5 million is recorded in deferred revenue as of June 30, 2018 and will be recognized as revenue under the input method over the estimated performance period.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) license grant to BMS; and (2) transfer of licensed know-how to BMS. The transaction price consists of the $350.0 million non-refundable up-front fee. We concluded that the transaction price should not yet include milestone payments that may become due as they are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2018, no adjustments were made to the transaction price.

The $350.0 million non-refundable upfront fee was fully recognized concurrent with the transfer of the license and know-how in 2015. As such, no adjustment to revenue was necessary under Topic 606. In January 2018, we recognized $25.0 million related to a milestone achieved for the dosing of the first patient in BMS’s randomized Phase 2 clinical trial of cabiralizumab in combination with Opdivo (nivolumab), with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer. For the three months ended June 30, 2018, no milestone payments were triggered under the cabiralizumab collaboration agreement.

Zai Lab China License and Collaboration Agreement

In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

In our evaluation of the China collaboration agreement under Topic 606, we identified the following performance obligations: (1) license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities; (2) commercial drug supply; and (3) development of companion diagnostics. The $5.0 million non-refundable upfront fee, net of value-added tax and other withholdings of $0.8 million, and the $10.0 million of expected reimbursement from Zai Lab for global development activities are included as part of the transaction price. We determined the $10.0 million of expected reimbursements from Zai Lab based on the probability-weighted amounts of a range of possible consideration amounts. We have not included the clinical and regulatory development milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. Zai Lab’s option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement represents a material right and we will include any additional consideration to us for such supply in the transaction price as Zai’s payment obligations for such supply become due under such commercial supply agreement. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended June 30, 2018, there was a $1.7 million increase in the transaction price to $14.2 million from March 31, 2018 of $12.5 million.

We use the input method to measure progress toward completion of the performance obligation for the license grant, transfer of licensed know-how, development drug supply and global development activities. We concluded that revenue will be recognized based on actual costs incurred by the CRO as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements for commercial drug supply pursuant to any commercial supply agreement and for the development of companion diagnostics when we have the right to invoice Zai Lab.

No adjustment was necessary upon adoption of Topic 606. For the three and six months ended June 30, 2018, revenue recognized for the license grant performance obligation was $0.3 million and $0.6 million, respectively. Total revenue recognized for the companion diagnostics development performance obligation was $1.3 million and $2.0 million for the three and six months ended June 30, 2018, respectively. Of the remaining transaction price of $13.6 million, we recorded $4.3 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $9.3 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

GlaxoSmithKline LLC

Respiratory Diseases and Muscle Diseases Collaborations

In April 2012, we entered into a research collaboration and license agreement, or the respiratory diseases collaboration, with GlaxoSmithKline LLC, or GSK, to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease, or COPD, with a particular focus on identifying novel protein therapeutics and antibody targets. In January 2016, we amended our respiratory diseases collaboration to extend the research term by three months to July 2016 to allow additional validation of the protein targets we discovered and to increase the research funding. In July 2010, we entered into a research collaboration and license agreement, or the muscle diseases collaboration, with GSK, to identify potential drug targets and drug candidates to treat skeletal muscle diseases. We conducted three customized cell-based screens and one in vivo screen of our protein libraries under the muscle diseases collaboration. The research term under the muscle diseases collaboration ended in May 2014 and the agreement terminated in April 2018.

Based on our assessment of the respiratory diseases collaboration and the muscle disease collaboration under Topic 606, we identified one performance obligation under each collaboration for the research license and research activities. The non-refundable upfront fees and the equity premiums are included as part of the transaction prices for each collaboration. We will include the variable consideration for research activities in the transaction prices of the respective collaborations when received as part of the transfer of services. The clinical and regulatory development milestone payments have not been included in the transaction prices, as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. Under the respiratory diseases collaboration, additional research funding that GSK has the option to add was also not included in the transaction price. As the muscle diseases collaboration with GSK terminated in April 2018, we are no longer eligible to receive milestone payments or royalties under that collaboration. We will re-evaluate the transaction price for the respiratory diseases collaboration in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2018, no adjustments were made to the transaction prices of the collaborations with GSK.

Under the respiratory diseases collaboration and the muscle diseases collaboration, the non-refundable upfront fees, the equity premiums and the payment for research activities were fully recognized in 2016 and 2014, respectively. As the performance obligations were fully satisfied in prior years, no adjustment to revenue was necessary under Topic 606.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, or the fibrosis and CNS collaboration, with UCB Pharma, S.A., or UCB, to identify potential biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders.

Based on our assessment of the fibrosis and CNS collaboration under Topic 606, we identified research activities as our only performance obligation. UCB’s options to select additional collaboration targets and to license exclusive rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price includes the $6.0 million non-refundable upfront fee, the $6.6 million technology access fee, the $1.0 million reimbursement for reagent costs and the $2.0 million of research funding. We have not included the clinical and regulatory development milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2018, there was no change in the transaction price.

Upon adoption of Topic 606, we recognized an additional $0.6 million of revenue, through a decrease to deferred revenue and an increase to beginning retained earnings, based on the difference between the input method currently used under Topic 606 and the ratable recognition method previously used under Topic 605. We use the input method to measure progress toward completion of the performance obligation and concluded that revenue will be recognized based on actual full time equivalent labor hours expended as a percentage of total budgeted costs. The $0.6 million adjustment recorded upon the adoption of Topic 606 recognized the remainder of the transaction price. In March 2018, UCB triggered a $0.3 million milestone payment to us upon selection of an undisclosed confirmed target for further development. For the three months ended June 30, 2018, no milestone payments were triggered under the fibrosis and CNS collaboration .

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this report, and with our audited financial statements and related notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on February 27, 2018, as amended by our Annual Report on Form 10-K/A, as filed with the SEC on March 12, 2018, or, collectively, our Annual Report.

Overview

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are needed. We have an emphasis in immuno-oncology, an area in which we have clinical, preclinical, research and discovery programs and product and discovery collaborations. In addition, we plan to use companion diagnostics where appropriate to allow us to select patients most likely to benefit from treatment with our product candidates. The most advanced product candidates we are advancing in our clinical pipeline are identified below.

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

•

Bemarituzumab (FPA144) is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, that we are studying in combination with 5-fluorouracil (5-FU), leucovorin and oxaliplatin, a standard-of-care chemotherapy regimen known as mFOLFOX6, as front-line treatment of patients with gastric (stomach) or gastroesophageal junction, or GEJ, cancer that overexpresses FGFR2b. In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

•	FPA150 is a CD8 T cell checkpoint inhibitor antibody that targets B7-H4 that we are studying in a clinical trial as monotherapy in multiple cancers.

We have a differentiated target discovery platform and comprehensive libraries of transmembrane and extracellular soluble proteins that we believe encompass substantially all the body’s medically important targets for protein therapeutics. Our target discovery platform and capabilities position us well to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and the focus of our research activities. We are applying our biologics discovery platform, including cell-based screening, biophysical interaction screening, in vivo screening, receptor-ligand matching technologies and bioinformatics, to our immuno-oncology research programs. We have identified and are actively validating several targets that we believe could be useful in immuno-oncology. We are also conducting research to discover additional targets. We generate and preclinically test therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we discover and validate. We plan to continue to advance selected therapeutic candidates into clinical development.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our cabiralizumab collaboration agreement, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the six months ended June 30, 2018 and 2017, we reported a net loss of $54.5 million and $77.7 million, respectively.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this this report which we prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Clinical Pipeline

The following table shows the stage of development of the most advanced product candidates that we are developing or that have come from our pipeline and are being developed by our collaborators:

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

Cabiralizumab (FPA008)

Cabiralizumab in Immuno-Oncology

We are conducting a Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers, including in more than 70 patients with pancreatic cancer. We have completed enrollment in the trial and continue to treat patients still on study. In parallel with advancing into the Phase 1b portion of the trial, we expanded the Phase 1a portion of the trial to continue to study cabiralizumab as monotherapy and in combination with Opdivo in patients with certain tumor types beyond those addressed in the Phase 1b cohorts, including in patients whose tumors are refractory to PD-1 checkpoint inhibitors.

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

Additionally, based on the clinical data we observed in pancreatic cancer patients in the Phase 1b portion of the trial, BMS opened and is currently enrolling patients in a randomized, open label, multi-arm Phase 2 clinical trial to determine the efficacy of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer (NCT03336216). BMS plans to enroll in the study approximately 160 pancreatic cancer patients from the United States, Europe, Japan and Taiwan, each of whom will be randomized to one of four study arms based on the patient’s prior therapy.

In June 2018, a poster titled “Pharmacodynamics and Genomic Profiling of Patients Treated with Cabiralizumab + Nivolumab Provide Evidence of On-Target Tumor Immune Modulations and Support Future Clinical Applications” was presented and chosen for oral discussion at the 2018 American Society of Clinical Oncology, or ASCO, Annual Meeting. The data presented suggest that cabiralizumab in combination with nivolumab decreases immunosuppressive macrophages and increases CD8+ effector T cells in the tumor microenvironment. These data, together with preliminary clinical response data observed in patients with low tumor mutational burden, support further clinical development of cabiralizumab in combination with nivolumab in multiple indications, including pancreatic cancer.

Cabiralizumab in PVNS

We are conducting a Phase 1/2 clinical trial of cabiralizumab monotherapy as a potential treatment for diffuse PVNS. In the Phase 2 portion of the trial, we are evaluating tumor response rate and duration and measures of pain and joint function in PVNS patients. While a small number of patients with inoperable localized PVNS may be included in the trial, our target patient population and a significant majority of the patients enrolled in the trial are patients with diffuse PVNS. We initially enrolled and treated 31 patients in the Phase 2 portion of the trial with dosing once every two weeks. Although we observed efficacy with dosing every two weeks, many of these patients did not tolerate this dosing schedule. We amended the Phase 2 trial to add a second cohort of up to 30 additional patients to test a less frequent dosing regimen, involving treatment every four to six weeks after two initial doses two weeks apart, that also provides the treating physicians with some flexibility in the dosing schedule to improve tolerability and optimize the therapeutic index of cabiralizumab in this chronic, non-fatal disease.  We continue to enroll patients with PVNS in the second cohort of the Phase 2 portion of the trial with this less frequent and more flexible dosing regimen. Although we continue to observe efficacy in this second cohort, the frequency of dose interruptions and discontinuations suggests that the current dosing schedule is unlikely to be optimal for a pivotal trial in this chronic, non-fatal disease. Accordingly, we have decided not to advance cabiralizumab into a pivotal trial in PVNS in 2019 under the current dosing schedule. We are, however, considering alternative dosing schedules as there continues to be a high unmet need in patients with PVNS.

Bemarituzumab (FPA144)

We are completing a Phase 1 clinical trial of bemarituzumab to evaluate the safety, pharmacokinetics, or PK, and efficacy of bemarituzumab as monotherapy in patients with metastatic gastric and GEJ cancer and bladder cancer whose tumors overexpress FGFR2b. In April 2018, we decided to close the bladder cancer cohort in this trial. Following the completion of treatment for patients who are currently on study, we will close this Phase 1 clinical trial.

We have advanced through the Phase 1 safety lead-in portion of our Phase 1/3 global registrational trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial. During the Phase 1 portion of the FIGHT trial, we are evaluating the safety, tolerability, PK and pharmacodynamics of bemarituzumab in combination with mFOLFOX6 to identify a recommended dose of bemarituzumab to use in the Phase 3 portion of the trial. In the randomized, controlled Phase 3 portion of the FIGHT trial, we will evaluate bemarituzumab in combination with mFOLFOX6 against placebo in combination with mFOLFOX6 in approximately 550 patients with advanced gastric or GEJ cancer whose tumors overexpress FGFR2b. We expect to initiate patient dosing in the Phase 3 portion of the trial by the end of 2018 in the United States, Europe and Asia, including China and South Korea, where the incidence of gastric cancer is high.

In the Phase 3 portion of the FIGHT trial, we will identify patients using both an immunohistochemistry, or IHC, test, which measures FGFR2b overexpression in tumor tissue, and a circulating tumor DNA, or ctDNA, blood-based test, which measures FGFR2 gene amplification in the blood. FGFR2 gene amplification causes FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors with FGFR2b overexpression that we may otherwise not identify using an IHC test. We are developing both companion diagnostics in parallel with our clinical development of bemarituzumab and plan to use them concurrently to more effectively identify the estimated 10% of gastric and GEJ cancer patients whose tumors overexpress FGFR2b or amplify the FGFR2 gene and would be eligible to participate in this trial. We plan to pursue regulatory approval of each companion diagnostic contemporaneously with regulatory approval of bemarituzumab.

We completed a Phase 1 clinical trial in Japan evaluating bemarituzumab monotherapy to treat patients with gastric or GEJ cancer. We intend to use the data from this trial to enable the inclusion of Japanese patients in the Phase 3 portion of the FIGHT trial.

In June 2018, a poster titled “FIGHT: A Phase 3 Randomized, Placebo Controlled Study Evaluating Bemarituzumab (FPA144) and mFOLFOX6 in Patients with Previously Untreated Advanced Gastric and Gastroesophageal Cancer” was presented at the 2018 ASCO Annual Meeting.

FPA150

We are conducting a Phase 1a/1b clinical trial of FPA150 in multiple cancers. We are currently dosing patients in the Phase 1a dose escalation portion of the trial, during which we are evaluating FPA150 monotherapy in advanced solid tumors. Because we expect FPA150 to have an immunomodulatory effect and our Phase 1 trial is the first-in-human evaluation of FPA150, the starting dose of the dose escalation portion of the trial was lower than we would have selected for a development candidate that does not have an immunomodulatory effect. During the dose escalation portion of the trial, we will also open an exploratory cohort to investigate FPA150 monotherapy in patients with tumors that overexpress B7-H4. We expect that the Phase 1a dose escalation portion of our trial will continue into 2019. In the Phase 1b expansion portion of the trial, we plan to evaluate FPA150 in various disease-specific cohorts of patients whose tumors have high B7-H4 expression levels, including, initially, in breast cancer, ovarian cancer, endometrial cancer and urothelial bladder cancer. We have developed an IHC-based assay to identify patients whose tumors overexpress B7-H4 and would be eligible for inclusion in the Phase 1b portion of the trial.

FPT155

We are currently conducting IND-enabling activities for FPT155. We plan to submit an IND or its foreign equivalent and initiate a Phase 1 clinical trial in Australia in the fourth quarter of 2018.

BMS-986258

BMS is conducting a Phase 1/2 clinical trial of BMS-986258, its anti-T cell immunoglobulin and mucin domain-3, or TIM-3, antibody, both as a single agent and in combination with Opdivo in patients with advanced malignant tumors (NCT03446040). BMS-986258 is BMS’s first clinical candidate arising from our March 2014 immuno-oncology research collaboration with BMS.

Immuno-Oncology Drug Discovery

We are currently focusing our internal research efforts in the area of immuno-oncology. Cancers grow and spread because tumor cells have developed ways to evade elimination by the immune system. For example, cancer cells make proteins that apply the “brakes” to immune cells and prevent immune cells from killing tumor cells. One of the most exciting recent discoveries in cancer therapy has been the identification of ways to release these “brakes” and allow immune cells to once again kill tumor cells. This approach has the potential to not only reduce tumor growth like traditional therapies, but also to potentially eliminate the cancer entirely in some patients. In addition to releasing the “brakes” on immune cells, other discoveries in immuno-oncology have focused on identifying ways to “press on the gas” to amplify the anti-tumor immune response. This second approach targets stimulatory pathways in immune cells. Agents that agonize stimulatory pathways can help immune cells overcome inhibitory signals in the tumor microenvironment, allowing them to kill tumor cells.

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

Summary Revenue under Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Milestone Payments
Cabiralizumab Collaboration - BMS	$—	$—	$25.0	$—
Fibrosis and CNS Collaboration - UCB	—	—	0.3	0.2
Other Payments
China Collaboration - Zai Lab	1.6	—	2.7	—
Cabiralizumab Collaboration - BMS	4.4	5.3	8.9	12.6
Immuno-oncology Research Collaboration - BMS	1.6	1.8	3.2	3.7
Fibrosis and CNS Collaboration - UCB	—	0.7	—	1.5
Total	$7.6	$7.8	$40.1	$18.0

We expect that the level of revenue we generate will fluctuate from period to period as a result of the timing and amount of milestone, reimbursable expense and other payments we receive in the course of our existing collaborations and licenses and as a result of the deferred revenue that we recognize including due to revisions to estimates related to reimbursable activities or to estimates of actual or estimated costs as a percentage of total budgeted costs, or as a result of entry into any new collaborations and license agreements.

Research and Development

Research and development expenses consist of costs we incur for our own and for sponsored and collaborative research and development activities. We expense research and development costs as they are incurred. Research and development costs include employee salaries and benefits for employees in our research and clinical functions, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees we pay to third parties that conduct certain research and development activities on our behalf. We estimate discovery, preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, CROs and clinical manufacturing organizations, or CMOs, that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses that they incur. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity contemplated by the applicable agreement with the clinical trial site. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We have experienced changes in our estimates of preclinical studies and clinical trial expense accruals.

We expense payments for the acquisition and development of technology as research and development costs if, at the time of payment, the technology is under development, has not been approved by the U.S. Food and Drug Administration, or FDA, or other comparable regulatory agencies for marketing, has not reached technical feasibility, or otherwise has no foreseeable alternative future use.

The following is a comparison of our research and development expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Clinical development programs:
Cabiralizumab	$2.4	$6.4	$7.9	$16.5
Bemarituzumab	11.3	6.1	27.3	13.5
FPA150	3.5	—	9.5	—
FP-1039	—	0.6	0.1	0.7
Subtotal clinical development programs	17.2	13.1	44.8	30.7
Preclinical programs	6.0	19.2	12.0	26.6
Discovery collaborations	0.7	1.1	1.4	2.5
Early research and discovery	9.5	8.3	18.7	15.7
Total research and development expenses	$33.4	$41.7	$76.9	$75.5

We expect that most of the research and development expenses we incur will continue to relate to activities to support our cabiralizumab, bemarituzumab and FPA150 clinical development programs, preclinical programs and other research and discovery efforts. We expect our research and development expenses to increase as we advance our current product candidates through clinical development and additional product candidates into preclinical and clinical development, in particular, as we increase the number and size of our clinical trials, including by advancing into registrational trials, and as we expand our internal immuno-oncology preclinical, research and discovery efforts. We expect that our bemarituzumab development-related expenses will increase at a faster rate than our other research and development expenses as we advance bemarituzumab in our Phase 1/3 FIGHT trial to evaluate bemarituzumab in combination with standard of care chemotherapy. We also expect our development-related expenses to increase as our FPA150 program advances through our Phase 1a/1b clinical trial and our FPT155 program advances into clinical development.

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

The successful development of our drug candidates is highly uncertain and may not result in products that are approved for marketing by either the FDA or any comparable foreign regulatory authority. Completion dates and completion costs for each drug candidate can vary significantly and are difficult to predict. Given the uncertainty associated with clinical trial patient enrollment and the risks inherent in the development process, we are unable to predict the duration and completion costs of the current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our approved drug candidates. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the outcome of research, preclinical and clinical activities with respect to each drug candidate, as well as ongoing assessments as to each drug candidate’s commercial potential. We will need to raise additional capital and may seek to enter into additional product collaborations in the future to advance and complete the development and commercialization of our current and future drug candidates.

General and Administrative

General and administrative expenses consist primarily of employee salaries and related benefits, including associated stock-based compensation, related to our executive, finance, legal, business development, human resources and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing and tax and legal services, including intellectual property-related legal services.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited condensed financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results under different assumptions and conditions may differ from these estimates. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed financial statements and in Note 2 of our audited financial statements contained in our Annual Report.

Results of Operations

Comparison for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30,
(in millions)	2018	2017
Collaboration and license revenue	$7.6	$7.8
Operating expenses:
Research and development	33.4	41.7
General and administrative	9.8	9.4
Total operating expenses	43.2	51.1
Interest income	1.5	0.7
Loss before income tax	(34.1)	(42.6)
Income tax provision	—	(1.7)
Net loss	$(34.1)	$(44.3)

Collaboration and License Revenue

Collaboration and license revenue decreased by $0.2 million, or 3%, to $7.6 million for the three months ended June 30, 2018 from $7.8 million for the three months ended June 30, 2017. This decrease was primarily due to a $0.9 million decrease in collaboration funding from our cabiralizumab collaboration with BMS as the Phase 1a/1b  combination trial completed enrollment and a $0.7 million decrease in revenue from the fibrosis and CNS collaboration with UCB due to the completion of the performance obligation under this agreement. This was offset by a $1.6 million increase in collaboration and license revenue from our China collaboration with Zai Lab.

Research and Development

Our research and development expenses decreased by $8.3 million, or 20%, to $33.4 million for the three months ended June 30, 2018 from $41.7 million for the three months ended June 30, 2017. This decrease was due to a $13.2 million decrease in preclinical program costs from the prior year, during which we incurred higher expenses to advance our FPA150 and FPA155 preclinical programs towards clinical development and incurred expenses for FPA154, which was terminated in 2017. Further, there was a $4.0 million decrease in expense associated with our cabiralizumab collaboration with BMS partially due to changes in our accrual estimates. These decreases were offset by a $5.2 million increase in costs to advance our bemarituzumab development program as well as a $3.5 million increase to our FPA150 clinical development program trial, which was included in preclinical programs in 2017, as it entered our Phase 1a/1b clinical trial.

General and Administrative

Our general and administrative expenses increased by $0.4 million, or 4%, to $9.8 million for the three months ended June 30, 2018 from $9.4 million for the three months ended June 30, 2017. This increase was primarily due to a $0.8 million increase in spending associated with consulting costs and a $0.2 million increase in facility costs for our corporate office and laboratory facility lease. This increase was offset by a $0.6 million decrease in payroll and stock-based compensation costs.

Income Tax Provision

We did not record an income tax provision as a result of our net operating losses for the three months ended June 30, 2018. We recognized a tax expense of $1.7 million for the three months ended June 30, 2017 as a result of deficiency interest based on the Internal Revenue Service reducing our tentative net operating loss carryback refund claim filed in March 2017.

Comparison for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,
(in millions)	2018	2017
Collaboration and license revenue	$40.1	$18.0
Operating expenses:
Research and development	76.9	75.5
General and administrative	20.3	19.8
Total operating expenses	97.2	95.3
Interest income	2.7	1.4
Loss before income tax	(54.5)	(76.0)
Income tax provision	—	(1.7)
Net loss	$(54.5)	$(77.7)

Collaboration and License Revenue

Collaboration and license revenue increased by $22.1 million, or 123%, to $40.1 million for the six months ended June 30, 2018 from $18.0 million for the six months ended June 30, 2017. This increase was primarily due to $25.0 million of revenue recognized under our cabiralizumab collaboration with BMS for the achievement of the developmental milestone for the dosing of the first patient in BMS’s randomized Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer. This increase was offset by a $3.7 million decrease in collaboration funding from our cabiralizumab collaboration with BMS as our Phase 1a/1b combination trial completed enrollment.

Research and Development

Our research and development expenses increased by $1.4 million, or 2%, to $76.9 million for the six months ended June 30, 2018 from $75.5 million for the six months ended June 30, 2017. This increase was primarily due to a $13.8 million increase in costs to advance our bemarituzumab development program and a $9.5 million increase for our FPA150 clinical development program, which was included in preclinical programs in 2017, as it entered our Phase 1a/1b clinical trial. The increase was also due to a $3.0 million increase in costs to advance our early research and discovery to discover and validate immuno-oncology targets and generate potential therapeutic candidates. These increases were offset by a $14.6 million decrease in costs related to our preclinical programs from prior year, during which we incurred higher expenses to advance our FPA150 and FPA155 preclinical programs towards clinical development and incurred expenses for FPA154, which was terminated in 2017, an $8.6 million decrease in expense associated with our cabiralizumab collaboration with BMS as we completed enrollment of our Phase 1a/1b clinical trial in immune-oncology and due to changes in our accrual estimates, a $1.1 million decrease in our discovery collaboration costs and a $0.6 million decrease in costs resulting from our terminated FP-1039 development program with GSK.

General and Administrative

Our general and administrative expenses increased by $0.5 million, or 3%, to $20.3 million for the six months ended June 30, 2018 from $19.8 million for the six months ended June 30, 2017. The increase was primarily due to a $1.0 million increase due to spending associated with the development of our commercialization strategy and a $0.7 million increase in facility costs for our corporate office and laboratory facility lease. This increase was offset by a $1.2 million decrease in stock-based compensation costs.

Income Tax Provision

We did not record an income tax provision as a result of our net operating losses for the six months ended June 30, 2018. We recognized a tax expense of $1.7 million for the six months ended June 30, 2017 as a result of deficiency interest based on the Internal Revenue Service reducing our tentative net operating loss carryback refund claim filed in March 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had $352.8 million in cash, cash equivalents and marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper with maturities of 12 months or less.

In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events and royalty payments under our collaboration and license agreements. Our ability to earn these milestone and contingent payments and the timing of receiving any such payments is primarily dependent upon the outcome of our collaborators’ and licensees’ research and development activities and remains uncertain. Our rights to payment under our collaboration and license agreements are our only committed external sources of funds.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third party clinical and preclinical research and development services, including clinical trial, manufacturing, laboratory and related services and supplies, legal, patent and other regulatory expenses and general overhead costs. We believe our use of CROs and contract manufacturers provides us with flexibility in managing our spending and limits our cost commitments at any point in time.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of June 30, 2018 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(in millions)	2018	2017
Net cash used in operating activities	$(39.0)	$(57.0)
Net cash provided by (used in) investing activities	(77.4)	119.0
Net cash provided by (used in) financing activities	109.4	(10.0)

Net Cash Used in Operating Activities

Net cash used in operating activities was $39.0 million for the six months ended June 30, 2018 and consisted of net loss of $54.5 million, offset by $17.4 million in net non-cash charges, and $1.9 million from changes in operating assets and liabilities. Net non-cash charges included $2.5 million of depreciation and amortization expenses and $15.3 million for stock-based compensation expense. Net cash used in operating activities includes $34.5 million from milestones and upfront payments from our collaboration partners.

Net cash used in operating activities was $57.0 million for the six months ended June 30, 2017 and consisted of our net loss of $77.7 million, partially offset by $22.0 million in net non-cash charges, and $1.3 million from changes in operating assets and liabilities. Net non-cash charges included $1.1 million of depreciation and amortization expenses, $19.6 million for stock-based compensation expense and $1.2 million for amortization of premiums and discounts on marketable securities.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $77.4 million for the six months ended June 30, 2018. Net cash used in investing activities primarily relates to the purchase of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $10.7 million during the six months ended June 30, 2018.

Net cash provided by investing activities was $119.0 million for the six months ended June 30, 2017. Net cash provided by investing activities for the period primarily relates to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $2.6 million during the six months ended June 30, 2017.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $109.4 million for the six months ended June 30, 2018, which consisted primarily of $107.6 million in net proceeds from the public offering of our common stock in January 2018 and $2.9 million received from employee stock option exercises. This was partially offset by $1.1 million paid to satisfy tax withholding obligations from the net share issuance of RSAs.

Net cash used in financing activities was $10.0 million for the six months ended June 30, 2017, which consisted primarily of $12.2 million paid to satisfy tax withholding obligations from the net share issuance of RSAs offset by $2.2 million received from employee stock option exercises.

Contractual Obligations and Contingent Liabilities

During the three months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2018, we had cash and cash equivalents and marketable securities of $352.8 million, consisting of bank deposits, interest-bearing money market accounts, U.S. Treasury securities, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately five months and the longest maturity is 12 months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets or in these target pathways. We are clinically developing our cabiralizumab, bemarituzumab and FPA150 product candidates, and our preclinical FPT155 product candidate is in IND-enabling studies. Our ability to generate product revenues, which we do not expect to occur for many years, if ever, will depend heavily on our ability to identify and validate new targets and identify and advance preclinical product candidates into and through clinical development. The outcome of preclinical studies of our product candidates may not predict the success of such product candidates in clinical trials. Moreover, preclinical results regarding a product candidate are often susceptible to varying interpretations and analyses and may not translate into similar results when the product candidate is tested clinically in humans. Many companies have believed their product candidates performed satisfactorily in preclinical studies, but such product candidates have nonetheless failed in clinical development. Our inability to successfully complete preclinical development of our product candidates could cause us to incur additional costs, delay or prevent our ability to advance product candidates into clinical development or commercialization, or impair our ability to receive development, regulatory, commercialization or sales milestone payments from our current or future collaboration partners, or to generate and receive royalties on product sales or product revenues from our current or future collaboration partners.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce meaningfully positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we or our partners must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive and difficult to design and implement, generally takes many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles of their product candidates, notwithstanding promising results in earlier trials. Despite the results already reported from preclinical studies and clinical trials of our product candidates, we do not know whether the clinical trials of those of our product candidates that we or our partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of these product candidates in any particular jurisdiction or jurisdictions. If later-stage clinical trials for one or more of our product candidates do not produce favorable results, we or our partners may be unable to achieve regulatory approval for such product candidates.

Delays in clinical testing will delay the commercialization of our product candidates, increase our costs and harm our business.

We do not know whether any of our clinical trials will begin as and when planned, will need to be amended or restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events which may result in a delay in or unsuccessful completion of clinical development include:

•

delays in reaching an agreement with or failure to obtain authorization from the U.S. Food and Drug Administration, or FDA, or other comparable regulatory authorities, and institutional review boards, or IRBs;

•

imposition of a clinical hold following an inspection of our manufacturing or clinical trial operations, including clinical trial sites, by the FDA or other comparable regulatory authorities, or a decision by the FDA, other comparable regulatory authorities, IRBs or us, or a recommendation by a data safety monitoring board, to suspend or terminate a clinical trial at any time for safety or other reasons;

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

•

for clinical trials in selected patient populations, delays in identifying and auditing central or other laboratories that develop or use assays or tests to identify eligible patients for our clinical trials, or delays in the validation or transfer to such laboratories of such assays or tests;

•	with respect to patients in any of our clinical trials, delays in completing their participation in any such clinical trial or returning for post-treatment follow-up;
•	the occurrence of side effects, disease progression or other events requiring patients to drop out of one or more of our clinical trials before completion;
•

withdrawal of one or more clinical trial sites from our clinical trials, including as a result of any clinical trial site investigator ceasing his or her affiliation with any such site, changes to any applicable standard of care or the ineligibility of any such site to participate in our clinical trials;

•	administrative actions or changes in government policies, laws or regulations affecting any aspect of the conduct of our clinical trials; or
•	lack of adequate funding to continue our clinical trials.

For example, we are conducting the Phase 3 portion of our global Phase 1/3 registrational trial of bemarituzumab in combination with 5-fluorouracil (5-FU), leucovorin, and oxaliplatin, a standard of care chemotherapy regimen known as mFOLFOX6, as front-line treatment for patients with gastric or gastroesophageal junction, or GEJ, cancer with tumors that overexpress FGFR2b, or our FIGHT trial, in China in collaboration with Zai Lab (Shanghai) Co., Ltd., or Zai Lab. Given the greater potential patient population in China, we believe that our ability to enroll patients at clinical trial sites in China will reduce the overall time to fully enroll the Phase 3 portion of our FIGHT trial and will therefore allow us to advance and complete the Phase 3 portion of the FIGHT trial within a shorter time period. However, Zai Lab’s ability to initiate and conduct the FIGHT trial in China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials in and obtaining approval for and commercializing drug products in China. The government policies, laws and regulations in China are evolving rapidly and changes to these policies, laws and regulations are difficult to predict. If any such government policies, laws or regulations in China evolve in a way that make it more difficult or inefficient for us or Zai Lab to conduct our FIGHT trial in China, we may experience delays in initiating or conducting our FIGHT trial at clinical trial sites in China and in fully enrolling the Phase 3 portion of the trial, which will delay our ability to obtain approval for and commercialize bemarituzumab.

If we or our partners are unable to timely complete clinical development for any of our product candidates, we may incur additional costs and our ability to achieve development, regulatory, commercialization or sales milestones or to generate and receive royalties on product sales and product revenues for any such product candidate may be impaired.

If we or our partners are unable to timely enroll patients in clinical trials, we will be unable to complete these trials on a timely basis.

The timely completion of clinical trials largely depends on the rate of patient enrollment. Many factors affect the rate of patient enrollment, including:

•	the size and nature of the patient population;
•	the number and location of clinical trial sites;
•	competition with other companies for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the clinical trial;
•	the design of the clinical trial;
•	the ability to obtain and maintain patient consents; and
•	the risk that enrolled patients will drop out before completion;
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

For example, we are conducting a Phase 2 clinical trial of cabiralizumab in patients with diffuse PVNS. Very little data regarding the incidence and prevalence of diffuse PVNS exist, but data we have gathered suggest that the prevalence of diffuse PVNS in the United States may be approximately 28,000 patients. We expect that the limited size of the diffuse PVNS patient population will limit patient enrollment rates. Daiichi Sankyo Co., Ltd./Plexxikon Inc., or Daiichi Sankyo, has completed a Phase 3 clinical trial (ENLIVEN) of pexidartinib (PLX3397) in PVNS, and we believe Daiichi Sankyo plans to pursue approval of pexidartinib for use in PVNS. If pexidartinib is approved in any region where we are conducting clinical trials of cabiralizumab in PVNS, this may impact our ability to enroll and timely complete those trials. In addition, Novartis Pharmaceuticals Corporation, or Novartis, is conducting a Phase 2 clinical trial of its MCS110 CSF1 monoclonal antibody in PVNS and F. Hoffmann-La Roche AG, or Roche, has clinically tested its emactuzumab (RO5509554, RG7155) anti-CSF1R antibody in PVNS. If either or both of Novartis or Roche continue the clinical development of their respective products in PVNS, we would potentially compete with them for patient enrollment in this rare patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our Phase 2 clinical trial of cabiralizumab in PVNS.

In addition, we are conducting multiple clinical trials of bemarituzumab in gastric and GEJ cancer patients whose tumors overexpress FGFR2b or amplify the FGFR2 gene, including our FIGHT trial. Although we believe selecting patients with gastric and GEJ cancer whose tumors overexpress FGFR2b or amplify the FGFR2 gene using an immunohistochemistry, or IHC, based or circulating tumor DNA, or ctDNA, blood-based companion diagnostic should increase the percentage of patients eligible for and the probability of success in our clinical trials of bemarituzumab in gastric and GEJ cancer, these selection criteria limit the number of patients eligible for enrollment. Additionally, Astellas Pharma Inc., or Astellas, is conducting a Phase 3 clinical trial of its zolbetuximab (IMAB362, claudiximab) anti-Claudin 18.2 antibody in combination with mFOLFOX6 as front-line treatment in patients with HER2-negative gastric and GEJ cancer. If Astellas continues the clinical development of zolbetuximab in gastric and GEJ cancer, we may compete with Astellas for patient enrollment in this patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our FIGHT trial.

We may not successfully identify, test, develop or commercialize our current or future product candidates, which may force us to terminate our development efforts for one or more programs.

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
•

third parties on whom we may rely to generate antibody or other product candidates may fail to produce candidates that we can successfully validate or that have the scientific or clinical characteristics necessary to become marketable product candidates;

•

our product candidates may cause adverse effects in patients, even after successful initial toxicology studies or early-stage clinical trials, which may make our product candidates unsuitable for approval or otherwise unmarketable;

•	our product candidates may not provide a meaningful benefit to patients; or
•	our collaboration partners may change their development profiles or plans for our partnered product candidates or abandon a therapeutic area or the development of a partnered product candidate.

The occurrence of any of these events may force us to abandon our development efforts for one or more programs, which would have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. Research programs to identify new product targets and candidates require substantial technical, financial and human resources. We may focus these resources and our efforts on potential discovery efforts, programs or product candidates that ultimately prove to be unsuccessful.

We and our product candidates are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of such product candidates.

The process of manufacturing our product candidates is complex and subject to a number of risks, including the following:

•

The biologics manufacturing process is susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment or vendor or operator error leading to manufacturing process deviations. Even minor deviations from specified manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended time to investigate and remediate the contamination.

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

Certain raw materials necessary for the manufacture of our products, such as growth media, resins and filters, are sourced from a single supplier. We do not have agreements in place that guarantee our supply or the price of these raw materials. Any significant delay in the acquisition or decrease in the availability or significant increase in the price of these raw materials could considerably delay the manufacture of our product candidates, which could adversely impact the timing of any planned clinical trials or the regulatory approval of those product candidates.

We have process development and small-scale preclinical manufacturing capabilities. We do not have and we do not have current plans to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. In the past we have engaged, and we expect in the future to engage, CMOs for the manufacture of bulk drug substance and drug product for our clinical trials and additional third parties for our supply chain. Any problems we experience with any of these third parties could delay the manufacturing of our product candidates or the progress of our clinical trials, which could harm our results of operations.

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

We have not contracted with alternate suppliers in the event that our current CMOs are unable to scale production or if we otherwise experience any problems with these CMOs. If we are unable to arrange for alternative third-party manufacturing sources, or are unable to do so on commercially reasonable terms or in a timely manner, we may be delayed in the development of our product candidates.

Our reliance on third-party manufacturers subjects us to risks to which we would not be subject if we manufactured product candidates internally, including potential failure of any such third party to abide by regulatory and quality assurance requirements, breach of the manufacturing agreement by such third party due to factors beyond our control (including the third party’s failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and termination of or a decision not to renew such agreement by such third party, based on its own business priorities, at a time when our finding and retaining a replacement manufacturer may be costly or damaging to our business.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would substantially harm our business.

The FDA and comparable foreign regulatory authorities extensively and rigorously regulate and evaluate the testing, manufacture, distribution, advertising and marketing of drug products prior to granting marketing approvals with respect to such products. This approval process generally requires, at minimum, testing of any product candidate in preclinical studies and clinical trials to establish its safety and effectiveness, and confirmation by the FDA and foreign regulatory authorities that any such product candidate, and any parties involved in its testing and manufacturing, complied with current Good Manufacturing Practices, or GMP, and current Good Laboratory Practices, or GLP, regulations and standards during such testing and manufacturing. The time required to obtain approval to market a product candidate from the FDA or any comparable foreign regulatory authority is unpredictable but typically takes many years following the commencement of clinical trials and depends on numerous factors, including the substantial discretion of the applicable regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates and it is possible that none of our existing product candidates or potential future product candidates will ever obtain regulatory approval.

Any of our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	the FDA’s or such comparable foreign regulatory authority’s disagreement with the design or implementation of our clinical trials testing any such product candidate;
•	our failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	the failure of our clinical trial data for a product candidate to meet the level of statistical significance required for regulatory approval;
•	our failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA’s or such comparable foreign regulatory authority’s disagreement with our interpretation of data from preclinical studies or clinical trials testing a product candidate;
•

the insufficiency of our clinical trial data for a product candidate to support the submission and filing of a Biologic License Application or other submission or to obtain regulatory approval for such product candidate;

•

our failure to obtain approval from the FDA or such comparable foreign regulatory authority for the manufacturing or testing processes or facilities of CMOs or CROs with whom we contract for clinical and commercial product supply or preclinical or clinical testing; or

•

changes in the applicable standard of care or the FDA’s or such comparable foreign regulatory authority’s approval policies or regulations that render our preclinical and clinical data for a product candidate insufficient for regulatory approval.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved product, or result in significant negative consequences following any marketing approval.

Our product candidates may cause undesirable side effects in patients, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority or otherwise limit the commercial potential of any such product candidate. Our clinical trial results could reveal a high and unacceptable severity or prevalence of side effects or unexpected characteristics. In such an event, we may elect to suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease our clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment, cause enrolled patients to drop out of a clinical trial and result in product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

Any of these events could prevent us from achieving or maintaining market approval or acceptance for a product candidate or otherwise materially harm the commercial prospects for such product, if approved, and could significantly harm our business, results of operations and prospects.

Certain of our product candidates, including bemarituzumab and FPA150, are expected to be effective only in certain selected patient populations. If we are unable to successfully develop and obtain FDA approval for companion diagnostics for these product candidates, or experience significant delays in doing so, we may not achieve marketing approval or realize their full commercial potential.

Certain of our current product candidates, including bemarituzumab and FPA150, may be effective only in selected patient populations. For any such product candidate, we expect that the FDA and comparable foreign regulatory authorities may require the development and regulatory approval of at least one companion diagnostic as a condition to approving such product candidate for use in patients within the selected patient population. We do not have experience in or capabilities for developing or commercializing companion diagnostics and have depended and will continue to depend on the sustained cooperation and effort of our third-party diagnostic development collaborators to perform these functions.

For example, we are developing bemarituzumab to treat a subset of patients with gastric or GEJ cancer whose tumors overexpress FGFR2b. We have developed, in collaboration with third-party diagnostic development partners, both an IHC assay and a ctDNA blood-based assay to identify gastric and GEJ cancer patients with FGFR2 overexpression or FGFR2 gene amplification who may benefit from treatment with bemarituzumab. We plan to use both companion diagnostics concurrently to more effectively screen patients for participation in the FIGHT trial. In addition, we are developing FPA150 to treat patients with a variety of cancers whose tumors overexpress the B7-H4 protein. We have developed, in collaboration with a third-party diagnostic development partner, an IHC-based assay for use in clinical trials to identify patients whose tumors overexpress B7-H4. We plan to use this IHC-based assay in the Phase 1b portion of our Phase 1a/1b clinical trial of FPA150.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization, which could delay their development and harm our business. For example, if we or our collaboration partners are unable to obtain any necessary regulatory approvals for our companion diagnostics for bemarituzumab or FPA150, or experience delays in doing so, we may suffer significant negative consequences, including:

•	bemarituzumab or FPA150, as applicable, may not receive marketing approval if its safe and effective use depends on use of a companion diagnostic; or
•

we may not realize the full commercial potential of bemarituzumab or FPA150 if, among other reasons, we are unable to appropriately identify patients with FGFR2b overexpression or B7-H4 overexpression, as applicable.

The occurrence of any of these events would harm our business, possibly materially.

Even if our product candidates receive regulatory approval, they may face future development and regulatory difficulties, which may inhibit our ability to commercialize our products and generate revenue.

Even if we obtain regulatory approval for a product candidate in a particular jurisdiction, the product would be subject to ongoing requirements by the FDA or applicable comparable foreign regulatory authorities governing such product’s manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or any comparable foreign regulatory authority becomes aware of new safety information after approval of any of our product candidates, it may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on the product’s indicated uses or marketing, or impose ongoing requirements for post-approval studies or post-market surveillance, which may be costly.

In addition, drug product manufacturers and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities to evaluate compliance with GMP and GLP regulations and standards. If we or a regulatory authority discover previously unknown problems with one of our product candidates, such as side effects or adverse events of unanticipated severity or frequency, or problems with the facility where such product candidate is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of such product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory authority may:

•	issue warning letters or untitled letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•

require us to enter into a consent decree, which may include imposition of various monetary fines, reimbursements for inspection costs, required due dates for specific actions by us and penalties for non-compliance;

•	seek an injunction or bring other court action to impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval for our product candidates;
•	suspend any ongoing clinical trials of our product candidates;
•	refuse to approve pending applications or supplements to applications that we have filed with respect to our product candidates;
•	suspend or impose restrictions on our or our manufacturing facilities’ operations, including costly new manufacturing requirements; or
•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may limit or prevent our ability to commercialize our products and generate revenue.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, may subject us to enforcement letters, inquiries, investigations and civil and criminal sanctions by the government. Similarly, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

In the United States, engaging in the impermissible promotion of products for off-label uses can also subject a company to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which such company promotes or distributes drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or that such company caused another entity or individual to present such false or fraudulent claims for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will receive a portion of any fines or settlement funds. Since 2004, False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements involving fines exceeding $1.0 billion based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend against false claims actions, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote any of our products that may receive marketing approval, we may become subject to such litigation and our inability to successfully defend the company in such litigation may material adversely affect our business, financial condition and results of operations.

The policies of the FDA or any comparable foreign regulatory authority may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or policies or new requirements or policies that may be adopted, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates outside the United States.

In order to market and sell our products in other jurisdictions, we or our collaboration partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements in those jurisdictions. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval outside of the United States may differ substantially from that required to obtain FDA approval. The regulatory approval processes outside the United States generally include all the risks associated with obtaining FDA approval and may include additional risks that we cannot predict. In addition, in many countries outside the United States, we or our collaboration partners must secure product reimbursement approvals before regulatory authorities will approve a product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We may not obtain foreign regulatory approvals for our product candidates on a timely basis, if at all.

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

Further, data and results from clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country or by one regulatory authority outside the United States does not ensure approval by regulatory authorities in any other country or jurisdiction or by the FDA, while a failure or delay in obtaining regulatory approval for any of our product candidates in one country or by one regulatory authority may have a negative effect on the regulatory approval process in other countries or jurisdictions and may significantly diminish the commercial prospects of that product candidate, which may cause our business prospects to decline. Also, regulatory approval for any of our product candidates may be withdrawn in any country or jurisdiction. If we fail to comply with the regulatory requirements in international jurisdictions, we may not receive the necessary marketing approvals for our product candidates in these jurisdictions, our target market for these product candidates will be reduced, we may be unable to realize the full market potential of these product candidates and our business will be adversely affected.

We face substantial competition from third parties that may discover, develop or commercialize products before or more successfully than we do.

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

Our competitors may obtain regulatory approval for their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used or less costly or have better safety profiles than our product candidates and may also be more successful in manufacturing and marketing their products than we are with respect to our product candidates.

We also currently and will in the future compete with other companies in recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our research and development programs.

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

If cabiralizumab were approved for the treatment of cancer or PVNS, it could face competition from products currently in development as single agents or in combination with anti-PD1/PD-L1 agents or other immuno-oncology agents, including Roche’s emactuzumab (RO5509554, RG7155) anti-CSF1R antibody, Eli Lilly and Company’s LY3022855 (IMC-CS4) anti-CSF1R antibody, Amgen Inc.’s AMG 820 anti-CSF1R antibody, Syndax Pharmaceuticals Inc.’s SNDX-6352 anti-CSF1R monoclonal antibody, Pfizer Inc.’s, or Pfizer’s, PD-0360324 CSF1 monoclonal antibody, Novartis’ BLZ945 CSF1R-directed small molecule and MCS110 CSF1 monoclonal antibody, Daiichi Sankyo’s pexidartinib (PLX3397), PLX73086 and PLX7486 small molecule tyrosine kinase inhibitors, or TKIs, Array Biopharma Inc.’s ARRY-382 CSF1R small molecule TKI or Deciphera Pharmaceuticals LLC’s DCC-3014 CSF1R small molecule TKI, with respect to cancer, and Daiichi Sankyo’s pexidartinib (PLX3397) and PLX73086 small molecule TKIs or Novartis’ MCS110 CSF1 monoclonal antibody, with respect to PVNS, each of which acts in the same pathway as cabiralizumab.

If bemarituzumab were approved for the treatment of gastric or GEJ cancer, it could face competition from currently-approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan, docetaxel and Cyramza® (ramucirumab), and from products currently in development, including AstraZeneca plc’s AZD4547 and erdafitinib (JNJ-42756493) pan-FGFR small molecules and Daiichi Sankyo’s DS-1123 FGFR2 non isoform specific antibody, as well as antibodies that bind to PD-1/PD-L1, including BMS’s Opdivo monotherapy and Opdivo in combination with BMS’s Yervoy® (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda® (pembrolizumab), Merck KGaA/Pfizer’s Bavencio® (avelumab), Roche’s Tecentriq® (atezolizumab), AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi® (durvalumab) anti-PD-L1 antibody, Astellas’s zolbetuximab and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody.

If FPA150 were approved for the treatment of various cancers, it could face competition from currently-approved and marketed products, including cisplatin, carboplatin, gemcitabine, doxorubicin, paclitaxel, topotecan, Avastin® (bevacizumab), Abraxane® (paclitaxel protein-bound), Xeloda® (capecitabine), Navelbine® (vinorelbine), and Halaven® (eribulin mesylate); antibodies that bind to PD-1/PD-L1, including BMS’s Opdivo monotherapy and Opdivo in combination with BMS’s Yervoy (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda (pembrolizumab), Merck KGaA/Pfizer’s Bavencio (avelumab), Roche’s Tecentriq (atezolizumab), AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi (durvalumab), and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody; Seattle Genetics and Astellas’ enfortumab vedotin anti-nectin-4 antibody drug conjugate, or ADC; Immunomedics, Inc.’s sacituzumab govitecan (IMMU-132) anti-Trop-2-SN-38 ADC; small molecule poly ADP-ribose polymerase inhibitors, including AstraZeneca UK Limited’s Lynparza® (olaparib), Tesaro, Inc.’s Zejula® (niraparib), Clovis Oncology, Inc.’s Rubraca® (rucaparib), Pfizer’s talazoparib and AbbVie Inc.’s veliparib; and other product candidates that are in or may enter clinical development, such as ImmunoGen, Inc.’s mirvetuximab soravtansine (IMGN853) ADC that targets folate receptor alpha, a receptor that exhibits a high level of overlap in its expression level with B7-H4.

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

Our product candidates may not achieve the level of market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain the level of market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. Commercial success of our product candidates also depends on coverage of and adequate reimbursement for these product candidates by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our approved product candidates. The degree of market acceptance of any of our approved product candidates will depend on numerous factors, including:

•	the efficacy and safety profile of the product candidate, as demonstrated in clinical trials;
•	the acceptance of the product candidate as a safe and effective treatment by physicians, clinics and patients;
•	the timing of market introduction of both the product candidate and products competitive to such product candidate;
•	the clinical indications for which the product candidate is approved;
•	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
•	the cost of treatment with the product candidate in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third parties and government authorities;
•	the relative convenience and ease of administration of the product candidate;
•	the frequency and severity of adverse events caused by the product candidate;
•	the effectiveness of sales and marketing efforts with respect to the product candidate; and
•	any unfavorable publicity relating to the product candidate.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, even if we obtain marketing approval for a product in a particular country, we may be subject to price regulations that delay the commercial launch of such product, possibly for lengthy time periods, which could negatively impact the revenues we generate from the sale of such product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if such product candidates obtain marketing approval.

Our ability to successfully commercialize any products will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover, establish reimbursement levels for medications and attempt to control costs by limiting such coverage and reimbursement levels. Increasingly, third-party payors are requiring that pharmaceutical companies provide such third-party payors with predetermined discounts from list prices and are challenging the prices charged for medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only at limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or any comparable foreign regulatory authority. Moreover, eligibility for coverage and reimbursement does not guarantee that a drug will be paid for in all cases or at a rate that covers our costs, including with respect to research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be provided on a temporary basis. Reimbursement rates may vary depending on the approved uses for the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any of our approved products could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Enacted and future legislation may increase the difficulty and cost of commercialization of our product candidates and affect the prices we may charge for such product candidates.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval.

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The federal Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that, effective January 1, 2019, repeals the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress will likely consider other legislation to replace elements of the Affordable Care Act. We continue to evaluate the effect of the Affordable Care Act and its possible repeal and replacement on our business.

In addition, since the Affordable Care Act was enacted, other legislative changes have been proposed and adopted that may impact the extent to which we are able to successfully commercialize any of our product candidates that receive regulatory approval. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, two percent per fiscal year through 2025 unless Congress takes additional action. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, increase transparency in drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage product importation from other countries and bulk purchasing.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, which could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain or maintain profitability or commercialize our products.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by patients, including those enrolled in our clinical trials, healthcare providers or others that use, administer or sell our products. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates or any products that we may develop;
•	termination of clinical trials at particular sites or entire clinical trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants from our clinical trials;
•	significant costs to defend the related litigation;
•	substantial monetary awards payable to patients, including those enrolled in our clinical trials;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	inability to commercialize any products that we may develop.

We currently hold $10 million in clinical trial liability insurance coverage, which may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for one or more of our product candidates, but we may be unable to obtain product liability insurance on commercially reasonable terms for any of our products that have been approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency, privacy and other healthcare laws and regulations, violation of which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any of our products that have received marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

The federal Open Payments program requires manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and

•

Analogous state and foreign laws and regulations impose similar restrictions to those described above, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the European Union, or EU, General Data Protection Regulation, or GDPR, which imposes privacy and security obligations on any entity that collects or processes health data from individuals located in the EU and became enforceable on May 25, 2018. As well as complicating our compliance efforts, these laws could subject us to penalties or significant legal liability in the event that we fail to or are unable to comply. For example, significant non-compliance with the GDPR may result in the imposition of fines of up to 20 million euros or up to four percent of the annual global turnover of the responsible entity, whichever is greater.

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

We are experiencing significant growth in our operations as we expand the scope of our research and clinical activities, including our conduct of a Phase 2 clinical trial of cabiralizumab in PVNS, a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo in multiple cancers, clinical trials of bemarituzumab in gastric and GEJ cancer, including our FIGHT trial, a Phase 1a/1b clinical trial of FPA150 in multiple cancers and our preclinical development and immuno-oncology research activities. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, develop, retain, manage and motivate qualified clinical, scientific, technical and management personnel while facing significant competition for experienced personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than us. These companies may also provide more diverse opportunities and better or more chances for career advancement. Some of these characteristics may appeal more to high-quality candidates than what we offer. If we are unable to continue to attract and retain personnel, the rate at which we can discover, develop and advance current and future product candidates, and our success in doing so, will be limited and our business may be harmed.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity, political and economic instability in the countries in which we operate and other events beyond our control, which could harm our business.

Our computer and other systems, or those of our partners, CROs or other service providers, may fail or be interrupted, including due to fire, earthquake or other natural disasters, hardware, software, telecommunication or electrical failures or terrorism, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research or preclinical or clinical data important to our discovery, research or development programs, interrupt the conduct of ongoing experiments or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is in a seismically-active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disaster and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses that may occur from interruption of our business and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our protein libraries, most of which we maintain at our headquarters in South San Francisco, California. We maintain one copy of each of our protein libraries offsite in Central California. If both facilities were impacted by the same event, we could lose all our protein libraries, which would have a material adverse effect on our ability to discover new targets and develop any resulting product candidates.

We significantly depend on information technology systems to operate our business, and a cyber-attack or other significant disruption or breach of our information technology systems, or those of third parties on whom we may rely or with whom we share confidential information, could cause us significant financial, legal, regulatory, business and reputational harm.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information belonging to us and to third parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We also outsource elements of our operations, including elements of our information technology infrastructure, to third-party vendors, and as a result, these vendors may or could have access to our computer networks or our confidential information. In addition, many of those vendors subcontract or outsource to other third parties some of their responsibilities under our agreements with such vendors. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the nature of the sensitive information stored on these systems, make such systems particularly vulnerable to internal and external attacks, both unintentional and malicious. Potential vulnerabilities can be exploited through inadvertent or intentional actions of our employees, third-party vendors, and business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity and are being conducted by sophisticated and organized groups and individuals, including organized criminal groups, “hacktivists,” nation-states and others, with a wide range of motives, including industrial espionage, and expertise. In addition to the extraction of sensitive information, such attacks could involve the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of such information. In addition, the prevalent use of mobile devices increases the risk of the occurrence of data security incidents.

Data security incidents or other significant disruptions affecting our, our vendors’ or our business partners’ information technology systems could adversely affect our business operations and result in loss or misappropriation of, or unauthorized access to, use or disclosure of, or the prevention of access to, sensitive information, which could cause us financial, legal, regulatory, business and reputational harm. In addition, disruptions to our information technology systems could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, current or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce such data.

There is no way of knowing with certainty whether we have experienced any data security incidents that we have not yet discovered. While we have no reason to believe this to be the case, attackers have become sophisticated with respect to concealing their access to systems, and many companies whose information security systems have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including personal information of our employees or patients or investigators in our clinical trials, could disrupt our business, harm our reputation, compel us to comply with applicable federal, state or foreign breach notification laws, subject us to time-consuming, distracting and expensive litigation, regulatory investigations and oversight or mandatory corrective action, require us to verify the correctness of certain stored information, or otherwise subject us to liability under applicable laws, regulations and our contracts with third parties, including those that require us to protect the privacy and security of personal information. This could cause us to incur significant costs and expose us to significant legal and financial liability and reputational harm. In addition, if there is any failure or perceived failure by us or our vendors or business partners to comply with our or their privacy, confidentiality or data security-related legal or other obligations to third parties, or if there are any security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, we may be the subject of governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and third parties, including clinical trial sites, regulators or current and potential business partners, may lose trust in us, or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other unauthorized access can be difficult to detect, and any delay in identifying them may lead to increased harm of the types described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures have prevented or will prevent service interruptions or security incidents.

Our employees, consultants, collaborators and other third parties may engage in misconduct or other improper activities, including insider trading and non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, consultants, collaborators and other third parties with whom we interact may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct that violates United States and international laws and regulations, including laws requiring the true, complete and accurate reporting of financial and other information or data, drug manufacturing standards and healthcare fraud and abuse laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceutical products, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Such laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to detect, identify and deter misconduct by our employees or third parties, and the precautions we take to detect and prevent this activity may not be effective to control risks or losses or protect us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, such actions could result in the imposition of significant monetary fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any such actions or investigations.

Risks Related to Our Dependence on Third Parties

BMS has exclusive global rights to develop and commercialize cabiralizumab, and Zai Lab has exclusive rights to develop and commercialize bemarituzumab in Greater China. BMS or Zai Lab’s failure to timely develop or commercialize cabiralizumab or bemarituzumab, respectively, would have a material adverse effect on our business and operating results.

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

The occurrence of any of the foregoing could adversely impact the likelihood and timing of any milestone payments we are eligible to receive under our collaboration agreements with BMS and Zai Lab and could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline. In addition, reimbursement for our research and development expenses and other payments we may receive from BMS or Zai Lab may fluctuate from period to period, which may adversely affect our stock price.

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

A part of our strategy is to enter into product development collaborations, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate development partners for additional product development collaborations and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish a development collaboration or other alternative arrangement for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, development of our product candidates and programs may be deemed to be too early in development for collaborative efforts or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or otherwise become a marketable product if approved. Even if we are successful in our efforts to establish new development collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development collaborations if, for example, development or approval of the applicable product candidate is delayed or sales of such product candidate, once approved, are disappointing. Any delay in entering into new development collaboration agreements related to our product candidates could delay the development and commercialization of such product candidates and reduce their competitiveness if they reach the market.

Moreover, if we fail to establish and maintain additional development collaborations related to our product candidates:

•	the development of certain of our current or future product candidates may be delayed or terminated;
•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;
•	we may be required to hire additional employees for which we have not budgeted, or otherwise develop expertise in areas in which we may have limited experience, such as sales and marketing; and
•	we will bear all the risk related to the development of any such product candidates.

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

We and our CROs are required to comply with current Good Clinical Practices, or GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities, for all of our product candidates in clinical development. Regulatory authorities enforce GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials are being conducted in accordance with GCP requirements. In addition, we must conduct our clinical trials using drug product produced and developed in accordance with GMP and GLP requirements. Our failure, or the failure of our clinical trial sites or CROs or CMOs, to comply with applicable GCP, GMP and GLP may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees. Except for remedies available to us in connection with our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In such a case, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or significantly limited.

Risks Related to Intellectual Property

If we are unable to obtain, maintain or protect intellectual property rights, we may not be able to compete effectively in our market.

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain and defend patents and other intellectual property rights and to operate without infringing the intellectual property rights of others. We have filed numerous patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have discovered. We have also licensed patent and other intellectual property rights to and from our partners and other third parties. Pursuant to some of these licenses, we have the right to prepare, file and prosecute patent applications and maintain and enforce the patents that are the subject of these licenses, whereas our partners or other third parties have such rights under other licenses.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain the patents covering technology that we license to or from third parties, including our collaborators, and we may have to rely on such third parties to fulfill these responsibilities. Consequently, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the strategy for prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

The patent prosecution process is expensive and time-consuming. We and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or other third party files a patent application covering or publishes information disclosing a similar, independently-developed invention. Such competitor’s or third party’s patent application may hinder our or our licensors’, licensees’ or collaborators’ ability to obtain patent protection for these inventions or may limit the scope of patent protection we or our licensors, licensees or collaborators may obtain.

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights, as well as whether any patents will ever be issued based on applications claiming such patent rights, are uncertain. Our and our current or future licensors’, licensees’ or collaborators’ pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or which effectively exclude others from commercializing similar or otherwise competitive technologies and products. The patent prosecution process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our pending and future patent applications, which may limit the scope of protection if patents issue from such applications. Our and our licensors’, licensees’ or collaborators’ rights in the technology claimed in patent applications cannot be enforced against third parties using such technology unless and until a patent issues from such applications, and then only to the extent the issued claims effectively cover such technology.

Furthermore, because the amount of time required for the development, testing and regulatory review of new product candidates is lengthy, patents protecting such candidates might expire before or shortly after such candidates are approved for commercialization. As a result, our owned and licensed patent portfolios may not provide us with adequate protection against third parties seeking to commercialize products similar or identical to ours. We expect to request extensions of patent terms to the extent available in countries where we obtain issued patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits, in certain cases, a patent term extension of up to five years beyond the expiration of the patent. However, there are no assurances that the FDA or any comparable foreign regulatory authority will grant such extensions, in whole or in part. If we fail to obtain patent term extensions for any reason, our competitors may launch their products earlier than might otherwise be anticipated.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive, and our or our licensors’ or collaborators’ intellectual property rights in some countries outside the United States may be less extensive than those in the United States. Moreover, the requirements for patentability in certain foreign countries, particularly developing countries, differ materially from those of the United States and such requirements also vary among foreign countries. For example, China has a heightened requirement for patentability as compared to the United States, which specifically requires a patent to include detailed description of medical uses for a claimed drug. Therefore, it may be more difficult to obtain patent protection in certain countries relative to others.

The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors or collaborators may not be able to prevent third parties from using our and our licensors’ or collaborators’ inventions in certain countries outside the United States. In jurisdictions where we have not obtained patent protection, competitors may use our and our licensors’ or collaborators’ technologies to develop their own products. Competitors may also export infringing products to territories where we and our licensors or collaborators have patent protection but enforcement is not as strong or effective as in the United States. These products may compete with our product candidates and our and our licensors’ or collaborators’ patents or other intellectual property rights may not be sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems in certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to biopharmaceuticals, which could make it difficult for us and our licensors or collaborators to stop the infringement of our and our licensors’ or collaborators’ patents or marketing of competing products in violation of our and our licensors’ or collaborators’ proprietary rights generally. Proceedings to enforce our and our licensors’ or collaborators’ patent rights in foreign jurisdictions could result in substantial costs and divert our and our licensors’ or collaborators’ efforts and attention from other aspects of our business and could provoke third parties to assert counterclaims against us or our licensors or collaborators, which could put our and our licensors’ or collaborators’ patents at risk of being invalidated or interpreted narrowly. We or our licensors or collaborators may not prevail in any lawsuits that we or our licensors or collaborators initiate and, even if we or our licensors or collaborators prevail, the damages or other remedies awarded, if any, may not be commercially meaningful, particularly in light of any expenses incurred in connection with the initiation and conduct of such lawsuits.

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

The ability of a party to obtain and enforce patents in the biopharmaceutical industry is inherently uncertain, due in part to ongoing changes to applicable patent laws. Depending on decisions by Congress, the federal courts, and the U.S. Patent and Trademark Office, or USPTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents. For example, several of the Supreme Court’s rulings in patent cases in recent years have either narrowed the scope of patent protection available under certain circumstances or weakened the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value that any of our patents may have once they have issued.

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

Patent holders are required to pay periodic maintenance and annuity fees to the USPTO and foreign patent agencies over the lifetime of any issued patent. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market and compete with such product candidates, which would have a material adverse effect on our business.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.

Third parties may infringe our or our licensors’ or collaborators’ patents or misappropriate or otherwise violate our or our licensors’ or collaborators’ intellectual property rights. In the future, we or our licensors or collaborators may initiate legal proceedings to enforce or defend our or our licensors’ or collaborators’ intellectual property rights or to protect our or our licensors’ or collaborators’ trade secrets. The outcome of such proceedings may determine or alter the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us or our licensors or collaborators to challenge the validity or scope of intellectual property rights we own or control. These proceedings can be expensive and time-consuming and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can. Accordingly, despite our or our licensors’ or collaborators’ efforts and the legitimacy of our or our licensors’ or collaborators’ arguments and positions in these proceedings, we or our licensors or collaborators may not be able to prevent third parties from infringing or misappropriating intellectual property rights we or our licensors or collaborators own or control, particularly in countries where the laws may not protect those rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in a patent infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to impose monetary damages or enjoin the infringing party from using the technology at issue on the grounds that our or our licensors’ or collaborators’ patents do not cover the technology in question. Any litigation proceeding involving one or more of our or our licensors’ or collaborators’ patents could put such patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Derivation or interference proceedings in the United States or similar proceedings in other jurisdictions may be necessary to determine the priority of inventions with respect to our or our licensors’ or collaborators’ patents or patent applications. An unfavorable outcome in these proceedings could require us or our licensors or collaborators to cease using the technology covered by the applicable patents or patent applications and commercializing our product candidates or to attempt to license rights to such technology from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license or offers a license on terms that are not commercially reasonable or are otherwise unfavorable to us. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, allowing our competitors to gain access to the same technologies licensed to us or our licensors or collaborators. In addition, if the breadth or strength of protection provided by our or our licensors’ or collaborators’ patents and patent applications is threatened, it could dissuade potential collaborators from partnering with us with respect to the development or commercialization of our affected current or future product candidates. Even if we prevail in such a proceeding, we may incur substantial costs and our management and other employees may be distracted from our business and operations as a result of such proceeding.

Furthermore, because of the substantial amount of discovery required in intellectual property litigation, there is a risk that our confidential information could be compromised by disclosure during the course of the litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation, and if securities analysts or investors perceive these results to be negative, the price of shares of our common stock may be materially adversely affected.

If we breach the agreements under which third parties have licensed intellectual property rights to us, we could lose the ability to use certain of our technologies or continue the development and commercialization of our product candidates.

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and to identify, test, develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. Third parties currently, and may in the future, hold intellectual property rights, including patent rights, that are important or necessary for the development or commercialization of our product candidates. As a result, we are a party to a number of licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into a non-exclusive license with BioWa, Inc. and Lonza Sales AG to use their Potelligent® CHOK1SV technology, which is necessary to produce bemarituzumab, and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these license agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product candidate that, or the development or manufacturing of which, is covered by these agreements and may face other contractual penalties. Such an occurrence could materially adversely affect the value of any product candidate being developed using technology licensed under any such agreement. Termination of, or reduction or elimination of our rights under, these agreements may require us to negotiate new or reinstated agreements, which may not be available to us on equally favorable or otherwise commercially reasonable terms, or at all, or cause us to lose our rights we had under the original agreements, including our rights to intellectual property or technology important to our development programs.

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

Third parties may initiate legal proceedings against us or our licensors or collaborators alleging that we or our licensors or collaborators infringe the intellectual property rights controlled by these third parties, or we or our licensors or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by these third parties, including in oppositions, interferences, reexaminations, inter partes reviews or derivation proceedings in the United States or comparable proceedings in other jurisdictions. These proceedings can be expensive and time-consuming and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can.

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

Furthermore, because of the substantial amount of discovery required in intellectual property litigation, there is a risk that our confidential information could be compromised by disclosure during the course of proceedings involving third party intellectual property rights. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation and if securities analysts or investors perceive these results to be negative, the price of shares of our common stock may be materially adversely affected.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Many of our employees, including members of our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors, and executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we work to ensure that our employees do not use the proprietary information or know-how of others in their work for us, including through written contractual obligations, we may be subject to claims that we or our employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of a former employer of any such employee. Litigation may be necessary to defend against these claims.

If we are unable to successfully defend against any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be determined to be owned by a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available to us at all, may not be available to us on commercially reasonable terms or may include obligations that are otherwise unfavorable for us. Even if we successfully defend against such claims, litigation could result in substantial costs and distract management from our day-to-day operations.

Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

In addition to seeking patents covering our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into confidentiality agreements with parties who have access to them, including our employees, corporate collaborators, scientific collaborators, contract manufacturers, advisors and other third parties. We also enter into confidentiality and intellectual property, including patent, assignment agreements with our employees and consultants. Despite these efforts, any of these parties, including our current or former employees or consultants and those of our service providers or collaborators, may breach the applicable agreements and disclose our confidential information, including our trade secrets, and we may not be able to obtain adequate remedies for any such breach. Additionally, bringing a claim against a party for illegally disclosing or misappropriating a trade secret is difficult, expensive and time-consuming, the outcome of such a claim is unpredictable and any such litigation involving our trade secrets puts us at significant risk that such trade secrets will be publicly disclosed, thereby significantly reducing or eliminating their value and potentially increasing competition and otherwise harming our business. Further, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using any such trade secret to compete with us, which could harm our competitive position.

Risks Related to Our Financial Position and Capital Needs

We expect to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the six months ended June 30, 2018, we reported a net loss of $54.5 million.

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

To date, we have not generated any revenue from commercialization of our product candidates. Our ability to generate product revenue and ultimately become profitable depends upon our ability, alone or with our partners, to successfully commercialize products, including our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on additional factors, including our or our partners’ ability to:

•	successfully complete research and clinical development of current and future product candidates;
•

establish and maintain supply and manufacturing relationships with third parties to ensure adequate, timely and compliant manufacturing of bulk drug substances and drug products to maintain our or our partners’ supply of such bulk drug substances and drug products;

•

launch and commercialize any product candidates for which we obtain marketing approval, and if we launch independently or with certain partners, successfully establish a sales force and marketing and distribution infrastructure;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;
•	successfully and timely develop, validate and obtain any necessary regulatory approvals for companion diagnostics to any of our approved product candidates;
•	achieve market acceptance for any of our or our partners’ approved products;
•	acquire rights to and otherwise establish, maintain and protect intellectual property rights necessary to develop and commercialize our product candidates; and
•	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties generally associated with development of pharmaceutical products, including that they may not advance through clinical development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses associated with development of our product candidates, or if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations if we decide to or are required by the FDA or any comparable foreign regulatory authority to perform studies or trials in addition to those that we currently anticipate. Even if we successfully complete the development and regulatory processes described above, we expect that we will incur significant costs in connection with launching and commercializing our products.

Even if we generate revenue from the sale of any of our products that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or do not sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms or at all. As a result, we may not complete the development and commercialization of our current product candidates or develop new product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. Although we have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may observe adverse results that require us or one of our collaboration partners to terminate the program for a product candidate, conduct additional research or development activities or studies or substantially redesign a product candidate. Any of these events may lengthen the development process or increase our development costs. We may need to raise additional funds or otherwise obtain funding through product collaborations beyond the collaborations we currently have in place if we choose to initiate additional clinical trials for certain product candidates. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our current and future product candidates.

If we need to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize current and future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

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

If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to halt or delay our ongoing development efforts and may be prevented from pursuing further development and commercialization efforts, which could have a material adverse effect on our business, operating results and prospects.

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

•	the effect of competing technological and market developments;
•	market acceptance of any of our product candidates that may receive regulatory approval;
•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	the cost and timing of selecting, auditing and validating a manufacturing site for commercial-scale manufacturing; and
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

Until we generate sufficient product revenue, if ever, we expect to finance our future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. Raising additional funds through the issuance of additional debt or equity securities could dilute our existing stockholders or increase fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that restrict our operations and potentially impair our competitiveness, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the Tax Act was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), (iii) limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, (iv) one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (vi) modifying or repealing many business deductions and credits, including reducing the Orphan Drug Credit from 50% to 25% of clinical costs incurred in the United States. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Act. It is uncertain if and to what extent various states will enact legislation to conform to the Tax Act. We continue to examine the impact the Tax Act may have on our business.

Risks Related to the Ownership of Our Common Stock

The market price of our stock is volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $8.49 to $60.89 through August 7, 2018. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

•	results or status of or plans for clinical trials of our product candidates or those of our competitors, as well as interpretation and perception of such results, status or plans by third parties;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	success or failure of products or technologies that compete or may compete with our product candidates and technologies;
•	regulatory actions with respect to our product candidates or our competitors’ products;
•	actual or anticipated changes in our or our partners’ growth rates relative to our competitors;
•	failure of our partners to effectively execute or changes in our partners’ strategies with respect to our product candidates or collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning our patent applications, issued patents or other proprietary rights;
•	our dependence on third parties, including CMOs, CROs and collaboration partners, including those we may engage to develop and provide us with companion diagnostic products;
•	recruitment or departure of key personnel;
•	level of expenses related to any of our product candidates or clinical development programs;
•	results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to our financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be comparable to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry, political and market conditions.

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

As of June 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the company for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Aron M. Knickerbocker
Date: August 8, 2018	Aron M. Knickerbocker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Linda Rubinstein
Date: August 8, 2018	Linda Rubinstein
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)