Form 10-Q
period 2018-09-30
FIVE PRIME THERAPEUTICS INC
filed 2018-11-06
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes  ☐    No  ☒

As of October 30, 2018, the number of outstanding shares of the registrant’s common stock was 35,465,722.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q, or this report, contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments or royalties, and the timing of such payments;
•	our and our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals for products we or our partners develop;
•	the ability to negotiate adequate reimbursement and pricing for our drug candidates by third parties and government authorities;
•	developments relating to our competitors and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

We obtained the industry, market and competitive position data in this report from our own internal estimates and research as well as from industry and general publications and research surveys and studies conducted by third parties. While we believe that the information in each of these publications, surveys and studies is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal estimates and research are reliable and the market definitions we use are appropriate, such estimates, research and definitions have not been verified by any independent source.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$64,045	$59,790
Marketable securities	257,551	232,900
Receivables from collaborative partners	5,015	13,133
Prepaid and other current assets	6,246	5,367
Total current assets	332,857	311,190
Restricted cash	1,543	1,543
Property and equipment, net	29,276	30,762
Other long-term assets	2,688	552
Total assets	$366,364	$344,047
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,495	$2,237
Accrued personnel-related expenses	6,814	7,156
Other accrued liabilities	27,167	27,519
Deferred revenue, current portion	1,687	12,713
Deferred rent, current portion	1,356	1,356
Total current liabilities	39,519	50,981
Deferred revenue, long-term portion	11,400	10,223
Deferred rent, long-term portion	18,667	17,641
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,507,393 issued and 34,531,817 outstanding at September 30, 2018 and 28,982,056 issued and 28,178,639 outstanding at December 31, 2017	34	28
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	552,921	421,257
Accumulated other comprehensive loss	(250)	(476)
Accumulated deficit	(255,927)	(155,607)
Total stockholders' equity	296,778	265,202
Total liabilities and stockholders' equity	$366,364	$344,047

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Operations

(In thousands, except per share amounts)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration revenue	$5,771	$8,333	$45,837	$26,290
Operating expenses:
Research and development	44,687	42,733	121,619	118,237
General and administrative	9,832	9,674	30,092	29,523
Total operating expenses	54,519	52,407	151,711	147,760
Loss from operations	(48,748)	(44,074)	(105,874)	(121,470)
Interest income	1,531	792	4,212	2,162
Other loss, net	(27)	—	(32)	—
Loss before income tax	(47,244)	(43,282)	(101,694)	(119,308)
Income tax provision	—	—	—	(1,703)
Net loss	$(47,244)	$(43,282)	$(101,694)	$(121,011)
Basic and diluted net loss per common share	$(1.37)	$(1.54)	$(3.01)	$(4.34)
Weighted-average shares used to compute basic and diluted net loss per common share	34,482	28,020	33,740	27,883

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(47,244)	$(43,282)	$(101,694)	$(121,011)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	128	83	226	(182)
Comprehensive loss	$(47,116)	$(43,199)	$(101,468)	$(121,193)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

 (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(101,694)	$(121,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,729	1,731
Stock-based compensation expense	22,889	26,712
Amortization of premiums and discounts on marketable securities	(984)	1,467
Loss on disposal of property and equipment	5	2
Changes in operating assets and liabilities:
Receivables from collaborative partners	8,118	(397)
Income tax receivable	—	4,670
Prepaid, other current assets and other long-term assets	(3,015)	1,891
Accounts payable	258	2,555
Accrued personnel-related expenses	(342)	(1,755)
Deferred revenue	(8,475)	(9,997)
Deferred rent	1,026	2,516
Other accrued liabilities	8,549	6,895
Net cash used in operating activities	(69,936)	(84,721)
Investing activities
Purchases of marketable securities	(282,443)	(318,864)
Maturities of marketable securities	259,000	447,000
Purchases of property and equipment	(11,147)	(3,627)
Proceeds from disposal of property and equipment	—	12
Net cash (used in) provided by investing activities	(34,590)	124,521
Financing activities
Proceeds from public offering of common stock, net	107,613	—
Proceeds from exercise of stock options	3,023	2,579
Repurchase of shares to satisfy tax withholding obligations	(1,855)	(13,584)
Net cash provided by (used in) financing activities	108,781	(11,005)
Net increase in cash and cash equivalents and restricted cash	4,255	28,795
Cash, cash equivalents and restricted cash at beginning of period	61,333	9,196
Cash, cash equivalents and restricted cash at end of period	$65,588	$37,991

Supplemental schedule of noncash investing activities
Unpaid property and equipment included in accrued liabilities	$132	$1,213

Supplemental cash flow information
Cash and cash equivalents at beginning of period	$59,790	$7,653
Restricted cash at beginning of period	1,543	1,543
Cash, cash equivalents and restricted cash at beginning of period	$61,333	$9,196

Cash and cash equivalents at end of period	$64,045	$36,448
Restricted cash at end of period	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	$65,588	$37,991

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Condensed Financial Statements

September 30, 2018

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the company) is a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of September 30, 2018 is unaudited. The condensed financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 27, 2018, as amended by our Annual Report on Form 10-K/A, filed with the SEC on March 12, 2018, or, collectively, our Annual Report.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Restricted Cash

Restricted cash consists of a certificate of deposit held by our bank as collateral for a standby letter of credit in the same notional amount by our landlord to secure our obligations under our corporate office and laboratory facility lease that we entered into in December 2016. We are required to maintain this restricted cash balance, the amount of which is subject to reduction starting on January 1, 2023 if certain conditions are met, for the duration of this lease.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of September 30, 2018.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	September 30, 2018
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$43,518	$43,518	$—	$—
U.S. Treasury securities	173,337	173,337	—	—
Agency bonds	16,340	16,340	—	—
Corporate bonds	7,443	—	7,443	—
Commercial paper	60,431	—	60,431	—
Certificate of deposit	1,543	—	1,543	—
Total	$302,612	$233,195	$69,417	$—

	December 31, 2017
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$31,802	$31,802	$—	$—
U.S. Treasury securities	232,900	232,900	—	—
Certificate of deposit	1,543	—	1,543	—
Total	$266,245	$264,702	$1,543	$—

Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standard Update, or ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, using the modified retrospective transition method. Topic 606 provides a unified model to determine how revenue is recognized. We determine revenue recognition for arrangements within the scope of Topic 606 by performing the following five steps: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the company satisfies a performance obligation.

The terms of our collaborative research and development agreements include upfront and license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. We record research funding payable to us as accounts receivable when our right to consideration is unconditional. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainty around occurrence of these events, we determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting in Topic 606. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the applicable performance obligation is satisfied. Under Topic 606, we elected to use the practical expedients permitted related to adoption, which do not require us to disclose certain information regarding our remaining performance obligations as of the end of the reporting period. Topic 606 applies to revenue recognized in accordance with the practical expedient for measuring progress toward satisfaction of a performance obligation and variable consideration classified as a sales-based or usage-based royalty promised in exchange for a license.

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

We excluded the following securities from the calculation of diluted net loss per share as the effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options to purchase common stock	3,830	3,848	3,934	3,813
Restricted stock awards (RSAs)	1,078	850	975	909
	4,908	4,698	4,909	4,722

Accounting Pronouncements Adopted in 2018

In May 2014, FASB issued Topic 606, which supersedes nearly all existing revenue recognition guidance under GAAP. FASB subsequently issued amendments to Topic 606 that have the same effective date and transition date. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in as a result, more judgment and estimates may be required in the course of the revenue recognition process, including with respect to identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

Our adoption of Topic 606 effective January 1, 2018 affected the following financial statement line items:

Condensed Statements of Operations

	Three Months ended September 30, 2018
(in thousands, except per share data)	Under Topic 606	Under Topic 605	Effect of change
Collaboration and license revenue	$5,771	$8,131	$(2,360)
Operating expenses	54,519	54,519	—
Operating loss	$(48,748)	$(46,388)	$(2,360)
Net loss	$(47,244)	$(44,884)	$(2,360)
Net loss per share applicable to common stockholders - basic and diluted	$(1.37)	$(1.30)	$(0.07)

	Nine Months ended September 30, 2018
(in thousands, except per share data)	Under Topic 606	Under Topic 605	Effect of change
Collaboration and license revenue	$45,837	$47,184	$(1,347)
Operating expenses	151,711	151,711	—
Operating loss	$(105,874)	$(104,527)	$(1,347)
Net loss	$(101,694)	$(100,347)	$(1,347)
Net loss per share applicable to common stockholders - basic and diluted	$(3.01)	$(2.97)	$(0.04)

Condensed Balance Sheets

	As of September 30, 2018
(in thousands)	Under Topic 606	Under Topic 605	Effect of change
Receivables from collaborative partner	$5,015	$5,015	$—
Deferred revenue, current portion	1,687	8,817	(7,130)
Deferred revenue, long-term portion	11,400	4,296	7,104
Accumulated deficit	(255,927)	(255,953)	26

Condensed Statements of Cash Flows

	Nine Months ended September 30, 2018
(in thousands)	Under Topic 606	Under Topic 605	Effect of change
Net loss	$(101,694)	$(100,347)	$(1,347)
Decrease in deferred revenue in connection with Topic 606 adoption	1,373	—	1,373
Changes in operating assets and liabilities
Receivables from collaborative partner	8,118	8,118	—
Deferred revenue	(9,848)	(9,822)	(26)
Cash, cash equivalents and restricted cash at beginning of period	61,333	61,333	—
Cash, cash equivalents and restricted cash at end of period	65,588	65,588	—

In May 2017, FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting, or ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting to an equity award if the fair value, vesting conditions, and classification of such award are the same immediately before and after the modification. We adopted the standard, effective January 1, 2018, to be applied prospectively to awards modified on or after the effective date. We did not have any arrangements within the scope of ASU 2017-09 as of the adoption date, and therefore the adoption of ASU 2017-09 had no effect on our financial position, results of operations or liquidity.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18, effective January 1, 2018, to be applied retrospectively and revised the beginning and ending balance of our statement of cash flows to include restricted cash. Other than the change in presentation in the accompanying consolidated statement of cash flows, the adoption of ASU 2016-18 had no effect on our financial position, results of operations or liquidity.

In June 2018, FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 expanded the scope of Topic 718, which previously included only share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity–Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. We early adopted ASU 2018-07 in the second quarter of 2018. No adjustment was required as a result of this adoption.

Accounting Pronouncements Not Yet Adopted

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its quarterly report on Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity beginning the first quarter of 2019. We do not anticipate that the adoption of these SEC amendments will have a material effect on our financial position, results of operations, cash flows or shareholders’ equity.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820), or ASU 2018-13. The updated guidance improves the disclosure requirements on fair value measurements. The update will become effective for us beginning in the first quarter of 2020. Early adoption is permitted for any removed or modified disclosures. We are currently assessing the timing and impact of adopting the updated provisions.

In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), or ASU 2016-13. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. We do not anticipate that the adoption of this standard will have a material effect on our Condensed Consolidated Financial Statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 will become effective January 1, 2019 and will apply to all annual and interim reporting periods thereafter. Early adoption is permitted. Under ASU 2016-02, agreements executed prior to January 1, 2019 that are currently considered leases are expected to be recognized on the consolidated balance sheet as right-to-use lease assets and lease liabilities. We expect that our recognition of expense on our statement of operations under ASU 2016-02 will be similar to our recognition of expense under the current accounting standard. Further, we expect to recognize lease liabilities and right-of use assets on our balance sheet.

3.Cash Equivalents and Marketable Securities

The following table summarizes our cash equivalents and marketable securities (in thousands):

	September 30, 2018
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$43,518	$—	$—	$43,518
U.S. Treasury securities	173,573	—	(235)	173,338
Agency bonds	16,353	—	(14)	16,339
Corporate bonds	7,444	—	(1)	7,443
Commercial paper	60,431	2	(2)	60,431
Total cash equivalents and marketable securities	301,319	2	(252)	301,069
Less: cash equivalents	(43,518)	—	—	(43,518)
Total marketable securities	$257,801	$2	$(252)	$257,551

	December 31, 2017
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$31,802	$—	$—	$31,802
U.S. Treasury securities	233,376	—	(476)	232,900
Total cash equivalents and marketable securities	265,178	—	(476)	264,702
Less: cash equivalents	(31,802)	—	—	(31,802)
Total marketable securities	$233,376	$—	$(476)	$232,900

As of September 30, 2018, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$257,801	$257,551
Total marketable securities	$257,801	$257,551

We determined that the gross unrealized losses on our marketable securities as of September 30, 2018 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at September 30, 2018. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2017	3,867,645	$30.35
Options granted	668,600	18.35
Options exercised	(230,267)	9.60
Options forfeited	(277,106)	34.19
Options expired	(306,909)	35.82
Balance at September 30, 2018	3,721,963	28.74	7.08
Options exercisable at September 30, 2018	2,184,478	25.65	6.01

We have granted restricted stock awards, or RSAs, some of which were subject to performance conditions. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are not forfeitable once fully vested. We based the fair value of RSAs on the closing sale price of our common stock on the grant date. For awards subject to performance conditions, we recognize stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved.

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2017	803,417	$40.24
RSAs granted	656,675	18.07
RSAs vested	(282,056)	40.37
RSAs forfeited	(202,460)	34.24
Unvested balance at September 30, 2018	975,576	26.53

As of September 30, 2018, there were 1,985,457 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$4,084	$3,411	$12,073	$14,627
General and administrative	3,549	3,653	10,816	12,085
Total	$7,633	$7,064	$22,889	$26,712

We estimated the fair value of stock options using the Black-Scholes option-pricing model based on the date of grant of the applicable stock option with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected term (years)	6.3	6.3	5.5-6.3	5.5-6.3
Expected volatility	68%	66%	68%-70%	66%-68%
Risk-free interest rate	2.9%	1.9%	2.6-2.9%	1.9-2.1%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2018, we had $30.8 million of total unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.4 years. Additionally, we had $19.9 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 1.9 years.

5.License and Collaboration Arrangements

See Note 9 to the audited consolidated financial statements included in Part V, Item 15 of our Annual Report for information on our license and collaboration agreements.

The following table presents changes during the nine months ended September 30, 2018 in the balances of our contract assets, including receivables from collaboration partners, and contract liabilities, including deferred revenue, as compared to what we disclosed in our Annual Report.

(in thousands)	Contract Assets
Balance at January 1, 2018	$13,133
Additions	36,950
Deductions	(45,068)
Balance at September 30, 2018	$5,015

(in thousands)	Contract Liabilities
Balance at January 1, 2018	$21,563
Additions for advance billings	3,590
Deductions for performance obligations satisfied in current period	(9,887)
Deductions for performance obligations satisfied in the prior periods in connection with updates to the measure of progress	(2,179)
Balance at September 30, 2018	$13,087

Bristol-Myers Squibb Company

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with Bristol-Myers Squibb Company, or BMS.

We identified one performance obligation under the immuno-oncology research collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s options to select additional collaboration targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period. For the three and nine months ended September 30, 2018, no adjustments were made to the transaction price.

Upon adoption of Topic 606, we recognized an additional $0.7 million of revenue, through a decrease to deferred revenue and an increase to beginning retained earnings, based on the difference between the input method currently used under Topic 606 and the ratable recognition method previously used under Topic 605. Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. Revenue allocated to the performance obligation was $1.7 million and $4.9 million, for the three and nine months ended September 30, 2018, respectively. Through September 30, 2018, we have recognized $33.4 million of the transaction price as collaboration revenue under the agreement. We will recognize the remaining transaction price of $2.6 million as revenue under the input method over the estimated performance period.

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

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our clinical research organization, or CRO, as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. No adjustment was necessary upon adoption of Topic 606. We recognized $0.8 million and $6.1 million of revenue allocated to the performance obligation for the three and nine months ended September 30, 2018, respectively. Total revenue recognized for the three and nine months ended September 30, 2018, including progress made toward the performance obligation and reimbursements and excluding milestones, was $2.6 million and $11.5 million, respectively. Through September 30, 2018, we recognized $24.3 million of the transaction price as collaboration revenue under the original collaboration agreement. The remaining transaction price of $5.7 million is recorded in deferred revenue as of September 30, 2018 and will be recognized as revenue under the input method over the estimated performance period.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) license grant to BMS and (2) transfer of licensed know-how to BMS. The transaction price consists of the $350.0 million non-refundable up-front fee. We concluded that the transaction price should not yet include milestone payments that may become due as they are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2018, no adjustments were made to the transaction price.

The $350.0 million non-refundable upfront fee was fully recognized concurrent with the transfer of the license and know-how in 2015. As such, no adjustment to revenue was necessary under Topic 606. In January 2018, we recognized $25.0 million related to a milestone achieved for the dosing of the first patient in BMS’s randomized Phase 2 clinical trial of cabiralizumab in combination with Opdivo (nivolumab), with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer. For the three months ended September 30, 2018, no milestone payments were triggered under the cabiralizumab collaboration agreement.

Zai Lab China License and Collaboration Agreement

In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

In our evaluation of the China collaboration agreement under Topic 606, we identified the following performance obligations: (1) license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities; (2) commercial drug supply; and (3) development of companion diagnostics. In September 2018, we recorded a $1.7 million receivable related to Zai Lab’s $2.0 million clinical development milestone payment, net of value-added tax and other withholdings of $0.3 million, which became due upon dosing of the first patient in the Phase 3 registrational trial of bemarituzumab (FPA144) in combination with mFOLFOX6 as front-line treatment of patients with gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial. The $5.0 million non-refundable upfront fee, net of value-added tax and other withholdings of $0.8 million, the $9.7 million of expected reimbursement from Zai Lab for global development activities and the $1.7 million clinical development milestone payment are included as part of the transaction price. We determined the $9.7 million of expected reimbursements from Zai Lab based on the probability-weighted amounts of a range of possible consideration amounts. We have not included the regulatory milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future and we will include any additional consideration to us for such supply in the transaction price. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended September 30, 2018, there was a $1.4 million increase in the transaction price to $15.6 million from June 30, 2018 of $14.2 million, primarily due to the milestone payment triggered by the dosing of the first patient in the Phase 3 FIGHT trial.

We use the input method to measure progress toward completion of the performance obligation for the license grant, transfer of licensed know-how, development drug supply and global development activities. We concluded that revenue will be recognized based on actual costs incurred by our CRO as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements for commercial drug supply pursuant to any commercial supply agreement and for the development of companion diagnostics when we have the right to invoice Zai Lab.

No adjustment was necessary upon adoption of Topic 606. For the three and nine months ended September 30, 2018, revenue recognized for the license grant performance obligation was $0.5 million and $1.1 million, respectively. Total revenue recognized for the companion diagnostics development performance obligation was $1.0 million and $3.0 million for the three and nine months ended September 30, 2018, respectively. Of the remaining transaction price of $14.5 million, we recorded $5.7 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $8.8 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

GlaxoSmithKline LLC

Respiratory Diseases and Muscle Diseases Collaborations

In April 2012, we entered into a research collaboration and license agreement, or the respiratory diseases collaboration, with Glaxo Group Limited, or GSK, to identify new therapeutic approaches to treat refractory asthma and chronic obstructive pulmonary disease, or COPD, with a particular focus on identifying novel protein therapeutics and antibody targets. In January 2016, we amended our respiratory diseases collaboration to extend the research term by three months to July 2016 to allow additional validation of the protein targets we discovered and to increase the research funding. In July 2010, we entered into a research collaboration and license agreement, or the muscle diseases collaboration, with GlaxoSmithKline LLC, to identify potential drug targets and drug candidates to treat skeletal muscle diseases. We conducted three customized cell-based screens and one in vivo screen of our protein libraries under the muscle diseases collaboration. The research term under the muscle diseases collaboration ended in May 2014 and the agreement terminated in April 2018.

Based on our assessment of the respiratory diseases collaboration and the muscle disease collaboration under Topic 606, we identified one performance obligation under each collaboration for the research license and research activities. The non-refundable upfront fees, the equity premiums and the variable consideration for research activities are included as part of the transaction prices for each collaboration. The clinical and regulatory development milestone payments have not been included in the transaction prices, as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. Under the respiratory diseases collaboration, additional research funding that GSK had the option to add was also not included in the transaction price. As the muscle diseases collaboration with GlaxoSmithKline LLC terminated in April 2018, we are no longer eligible to receive milestone payments or royalties under that collaboration. We will re-evaluate the transaction price for the respiratory diseases collaboration in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2018, no adjustments were made to the transaction prices of the collaborations with GSK or GlaxoSmithKline LLC.

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

Based on our assessment of the fibrosis and CNS collaboration under Topic 606, we identified research activities as our only performance obligation. UCB’s options to select additional collaboration targets and to license exclusive rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price includes the $6.0 million non-refundable upfront fee, the $6.6 million technology access fee, the $1.0 million reimbursement for reagent costs and the $2.0 million of research funding. We have not included the clinical and regulatory development milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2018, there was no change in the transaction price.

Upon adoption of Topic 606, we recognized an additional $0.6 million of revenue through a decrease to deferred revenue and an increase to beginning retained earnings, based on the difference between the input method currently used under Topic 606 and the ratable recognition method previously used under Topic 605. We use the input method to measure progress toward completion of the performance obligation and concluded that revenue will be recognized based on actual full time equivalent labor hours expended as a percentage of total budgeted costs. The $0.6 million adjustment recorded upon the adoption of Topic 606 recognized the remainder of the transaction price. In March 2018, UCB triggered a $0.3 million milestone payment to us upon selection of an undisclosed confirmed target for further development. For the three months ended September 30, 2018, no milestone payments were triggered under the fibrosis and CNS collaboration.

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are needed. Our primary focus is in immuno-oncology, an area in which we have clinical, preclinical, research and discovery programs and collaborations. In addition, we plan to use companion diagnostics where appropriate to allow us to select patients most likely to benefit from treatment with our product candidates. The most advanced product candidates we or our partners are advancing are identified below.

•

Bemarituzumab (FPA144) is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, that we are studying in a clinical trial in combination with 5-fluorouracil (5-FU), leucovorin and oxaliplatin, a standard-of-care chemotherapy regimen known as mFOLFOX6, as front-line treatment of patients with gastric (stomach) or gastroesophageal junction, or GEJ, cancer that overexpresses FGFR2b. In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

•

Cabiralizumab (FPA008) is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we and our partner Bristol-Myers Squibb Company, or BMS, are studying in clinical trials in multiple cancers in combination with BMS’s PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab). In October 2015, we entered into a license and collaboration agreement, or the cabiralizumab collaboration agreement, with BMS pursuant to which we granted BMS an exclusive worldwide license for the development and commercialization of cabiralizumab.

•	FPA150 is a CD8 T-cell checkpoint inhibitor antibody that targets B7-H4 that we are studying in a clinical trial as monotherapy in multiple cancers.
•	FPT155 is a soluble CD80 fusion protein that activates T-cells through multiple pathways that we are studying in a clinical trial as monotherapy in multiple cancers.
•

BMS-986258 is an anti-T-cell immunoglobulin and mucin domain-3, or TIM-3, antibody that our partner, BMS, is studying in a clinical trial as a single agent and in combination with each of Opdivo and Halozyme Therapeutics, Inc.’s recombinant human hyaluronidase enzyme, or rHuPH20, in patients with advanced malignant tumors.

Our differentiated target discovery platform and protein therapeutic capabilities position us to explore pathways in cancer and inflammation and their intersection in immuno-oncology, an area of oncology with significant therapeutic potential and the focus of our activities. We apply our biologics discovery platform to identify and validate targets that we believe could be useful in immuno-oncology and generate and preclinically test therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identify and validate. We plan to continue to advance selected therapeutic candidates into clinical development.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our cabiralizumab collaboration agreement, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the nine months ended September 30, 2018 and 2017, we reported a net loss of $101.7 million and $121.0 million, respectively.

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

Product Pipeline

The following table shows the stage of development of the most advanced product candidates that we are developing or that have come from our pipeline and are being developed or supported by our collaborators:

______________________________

* Partnered with Zai Lab – see “Part I—Item 1. Collaborations” of our Annual Report for a description of our China collaboration agreement with Zai Lab.

** Partnered with BMS – see “Part I—Item 1. Collaborations” of our Annual Report for a description of our collaboration agreements with BMS.

† Clinical development is being conducted exclusively by BMS.

†† Clinical development is being conducted by the University of California, San Diego, the sponsor of the trial, in collaboration with Stand Up To Cancer and BMS.

‡ Clinical development is being conducted by the Yale Cancer Center, the sponsor of the trial, in collaboration with Apexigen, Inc. and BMS.

Bemarituzumab (FPA144)

We are conducting a Phase 3 registrational trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial. In September 2018, we completed the Phase 1 safety lead-in and initiated the randomized, controlled Phase 3 FIGHT trial. In the FIGHT trial, we will evaluate bemarituzumab at a dose of 15mg/kg in combination with mFOLFOX6 against placebo in combination with mFOLFOX6 in approximately 550 patients with advanced gastric or GEJ cancer. We will conduct the FIGHT trial at over 200 clinical trial sites in North America, Europe and Asia. We are conducting the trial in China in collaboration with Zai Lab. We continue to engage with regulatory authorities in several countries to obtain approval to initiate the FIGHT trial in those countries.

We are identifying patients for inclusion in the FIGHT trial using both an immunohistochemistry, or IHC, test, which measures FGFR2b overexpression in tumor tissue, and a circulating tumor DNA, or ctDNA, blood-based test, which measures FGFR2 gene amplification in the blood. FGFR2 gene amplification causes FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors with FGFR2b overexpression that we may otherwise not identify using an IHC test. We are developing both companion diagnostics in parallel with our clinical development of bemarituzumab and are using them concurrently to more effectively identify the estimated 10% of gastric and GEJ cancer patients whose tumors overexpress FGFR2b or amplify the FGFR2 gene and would be eligible to participate in this trial. We plan to pursue regulatory approval of each companion diagnostic contemporaneously with regulatory approval of bemarituzumab.

An abstract featuring data on bemarituzumab in combination with mFOLFOX6 from the Phase 1 safety lead-in of our FIGHT trial has been accepted as a poster presentation at the American Society of Clinical Oncology’s Gastrointestinal Cancers Symposium in January 2019.

Cabiralizumab (FPA008)

Cabiralizumab in Immuno-Oncology

We are completing a Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers. We have completed enrollment in the trial and continue to treat patients still on study.

BMS is currently enrolling patients in a randomized, open label, multi-arm Phase 2 clinical trial to determine the efficacy of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer (NCT03336216). BMS plans to enroll in the study approximately 160 pancreatic cancer patients from the United States, Canada, Europe, Japan, Korea and Taiwan, each of whom will be randomized to one of four study arms based on the patient’s prior therapy.

Cabiralizumab in PVNS

We are completing a Phase 2 clinical trial of cabiralizumab monotherapy as a potential treatment for diffuse PVNS. In the trial, we are evaluating tumor response rate and duration and measures of pain and joint function in PVNS patients. We initially enrolled and treated 31 patients in the Phase 2 portion of the trial with dosing once every two weeks. Although we observed efficacy, many of these patients did not tolerate this dosing schedule. We amended the Phase 2 trial to add a second cohort to test a less frequent dosing regimen, involving treatment every four to six weeks after two initial doses two weeks apart, that also provides the treating physicians with some flexibility in the dosing schedule in an effort to improve tolerability and optimize the therapeutic index of cabiralizumab in this chronic, non-fatal disease. Although we observed efficacy in this second cohort, the frequency of dose interruptions and discontinuations suggests that the revised dosing schedule is unlikely to be optimal for a pivotal trial in PVNS. Accordingly, we have suspended enrollment in the trial and have decided not to advance cabiralizumab into a pivotal trial in PVNS.

FPA150

We are conducting a Phase 1a/1b clinical trial of FPA150 in multiple cancers. We are currently dosing patients in the Phase 1a dose escalation portion of the trial, during which we are evaluating FPA150 monotherapy in advanced solid tumors. We are advancing through the Phase 1a dose escalation portion of the trial and are currently evaluating the seventh of eight expected dose levels.

In October 2018, we completed a Phase 1a dose escalation cohort testing a dose that has shown efficacy in preclinical models. After completing this Phase 1a dose cohort, we initiated patient dosing at this dose in an exploratory cohort to investigate FPA150 monotherapy in patients with tumors that overexpress B7-H4, with the objective of gaining additional data on safety, pharmacokinetics and potential preliminary clinical activity of FPA150 at multiple dose levels. We plan to enroll up to 10 patients whose tumors overexpress B7-H4 in this exploratory cohort. All patients in the exploratory cohort will undergo pre- and on-treatment biopsies to assess the pharmacodynamic effects of FPA150 on the tumor and the tumor microenvironment.

After completing the Phase 1a dose escalation portion of the trial, we plan to select a dose and initiate the Phase 1b expansion portion of the trial. In the Phase 1b expansion portion of the trial, we plan to evaluate FPA150 monotherapy in various disease-specific cohorts of patients whose tumors overexpress B7-H4, initially, in HR+/HER2- and triple negative breast cancers, ovarian cancer and endometrial cancer. We may also evaluate FPA150 in combination with other therapies during the course of the Phase 1b expansion portion of the trial.

We have developed a lab-developed IHC-based assay to identify patients whose tumors overexpress B7-H4 and would be eligible for inclusion in the exploratory cohort and the Phase 1b portion of the trial.

FPT155

In October 2018, we opened enrollment in a Phase 1a/1b clinical trial of FPT155 in Australia in patients with solid tumors. Because we expect FPT155 to have an immunomodulatory effect and our Phase 1a/1b trial is the first-in-human evaluation of FPT155, the starting dose of the dose escalation portion of the trial will be lower than what we would select for a development candidate that does not have an immunomodulatory effect. We plan to also open an exploratory cohort during the Phase 1a dose escalation portion of the trial after completing a cohort testing a dose that has shown efficacy in preclinical models. In the exploratory cohort, we will investigate FPT155 monotherapy in patients with solid tumors, with the objective of gaining data on safety, pharmacokinetics and potential preliminary single agent clinical activity of FPT155. In the Phase 1b expansion portion of the trial, we plan to evaluate FPT155 in various disease-specific cohorts of patients.

BMS-986258

BMS is conducting a Phase 1/2 clinical trial of BMS-986258, its anti-TIM-3 antibody, as a single agent, in combination with Opdivo, and in combination with Halozyme Therapeutics, Inc.’s rHuPH20 in patients with advanced malignant tumors (NCT03446040). BMS-986258 is BMS’s first clinical candidate arising from our March 2014 immuno-oncology research collaboration with BMS.

BMS submitted an abstract titled “Preclinical Studies of TIM-3 Blockade Supporting Clinical Development of BMS-986258, an Anti‒TIM-3 Monoclonal Antibody” for presentation at the Society for Immunotherapy of Cancer Annual Meeting.

Financial Overview

Collaboration and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners and licensees. We currently have an active immuno-oncology research collaboration and our cabiralizumab license and collaboration agreement with BMS and an active collaboration and license agreement with Zai Lab. We completed the research terms of our research collaboration in respiratory diseases with GSK and of our fibrosis and CNS research collaboration with UCB Pharma S.A., or UCB, in July 2016 and March 2016, respectively.

Summary Revenue under Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Milestone Payments
Cabiralizumab Collaboration - BMS	—	—	25.0	—
Fibrosis and CNS Collaboration - UCB	—	0.1	0.3	0.3
Respiratory Diseases Collaboration - GSK	—	0.5	—	0.5
Other Payments
China Collaboration - Zai Lab	1.5	—	4.1	—
Cabiralizumab Collaboration - BMS	2.6	5.2	11.5	17.8
Immuno-oncology Research Collaboration - BMS	1.7	1.7	4.9	5.4
Fibrosis and CNS Collaboration - UCB	—	0.8	—	2.3
Total	$5.8	$8.3	$45.8	$26.3

We expect that the level of revenue we generate will fluctuate from period to period as a result of the timing and amount of milestone, reimbursable expense and other payments we receive in the course of our existing collaborations and licenses and as a result of the deferred revenue that we recognize, including due to revisions to estimates related to reimbursable activities or to estimates of actual or estimated costs as a percentage of total budgeted costs, or as a result of entry into any new collaborations and license agreements.

Research and Development

Research and development expenses consist of costs we incur for our own and for sponsored and collaborative research and development activities. We expense research and development costs as they are incurred. Research and development costs include employee salaries and benefits for employees in our research and clinical functions, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees we pay to third parties that conduct certain research and development activities on our behalf. We estimate discovery, preclinical study and clinical trial expenses based on the services performed pursuant to contracts with clinical research institutions, or CROs, and contract manufacturing organizations, or CMOs, that conduct and manage preclinical studies and clinical trials and produce clinical trial material on our behalf based on actual time and expenses that they incur. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity contemplated by the applicable agreement with the clinical trial site. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We have experienced changes in our estimates of research and development accruals.

We expense costs for the acquisition and development of technology as research and development costs if, at the time of incurring the obligation, the technology is under development, has not been approved by the U.S. Food and Drug Administration, or FDA, or other comparable regulatory agencies for marketing, has not reached technical feasibility, or otherwise has no foreseeable alternative future use.

The following is a comparison of our research and development expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Clinical development programs:
Cabiralizumab	$4.4	$6.4	$12.4	$22.9
Bemarituzumab	23.0	12.2	50.4	25.7
FPA150	3.8	—	13.2	—
FP-1039	—	0.7	—	1.4
Subtotal clinical development programs	31.2	19.3	76.0	50.0
Preclinical programs	3.9	15.9	15.8	42.5
Discovery collaborations	0.9	0.7	2.5	3.2
Early research and discovery	8.7	6.8	27.3	22.5
Total research and development expenses	$44.7	$42.7	$121.6	$118.2

We expect that most of the research and development expenses we incur will continue to relate to activities to support our cabiralizumab, bemarituzumab, FPA150 and FPT155 clinical development programs, preclinical programs and other research and discovery efforts. We expect our research and development expenses to increase as we advance our current product candidates through clinical development and additional product candidates into preclinical and clinical development, in particular, as we increase the number and size of our clinical trials, including by advancing into registrational trials, and as we expand our internal immuno-oncology preclinical, research and discovery efforts. We expect our development-related expenses to increase as our bemarituzumab program advances through our Phase 3 FIGHT trial and as our FPA150 and FPT155 programs advance through Phase 1a/1b clinical trials and beyond.

The process to obtain marketing approval of a drug candidate, including preclinical and clinical development and the development of manufacturing processes, is costly and time-consuming. We or our partners may never succeed in achieving marketing approval for any of our drug candidates. Numerous factors may affect the probability of success for each drug candidate, including preclinical and clinical results, competition, manufacturing capability and commercial viability.

The successful development of our drug candidates is highly uncertain and may not result in products that are approved for marketing by the FDA or any comparable foreign regulatory authority. The costs and duration of the processes necessary to achieve marketing approval for each drug candidate can vary significantly and are difficult to predict. Given the uncertainty associated with clinical trial patient enrollment and the risks inherent in the development process, estimating the duration and completion costs of current or future clinical trials of our drug candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our approved drug candidates is difficult and uncertain. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the outcome of research, preclinical and clinical activities with respect to each drug candidate, as well as ongoing assessments as to each drug candidate’s commercial potential. We will need to raise additional capital and may seek to enter into additional collaborations in the future to advance and complete the development and commercialization of our current and future drug candidates.

General and Administrative

General and administrative expenses consist primarily of employee salaries and related benefits, including associated stock-based compensation, related to our executive, finance, legal, business development, human resources and support functions. Other general and administrative expenses include facility costs, consulting costs and professional fees for auditing and tax and legal services, including intellectual property-related legal services.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended
	September 30,
(in millions)	2018	2017
Collaboration and license revenue	$5.8	$8.3
Operating expenses:
Research and development	44.7	42.7
General and administrative	9.8	9.7
Total operating expenses	54.5	52.4
Interest income	1.5	0.8
Loss before income tax	(47.2)	(43.3)
Net loss	$(47.2)	$(43.3)

Collaboration and License Revenue

Collaboration and license revenue decreased by $2.5 million, or 30%, to $5.8 million for the three months ended September 30, 2018 from $8.3 million for the three months ended September 30, 2017. This decrease was primarily due to a $2.7 million decrease in collaboration funding from our cabiralizumab collaboration with BMS as our Phase 1a/1b trial of cabiralizumab in combination with Opdivo, or our Phase 1a/1b combination trial, completed enrollment, a $0.8 million decrease in revenue from the fibrosis and CNS collaboration with UCB primarily due to the completion of the performance obligation under this agreement and a $0.5 million decrease in revenue from the respiratory diseases collaboration with GSK. This was offset by a $1.5 million increase in collaboration and license revenue from our China collaboration with Zai Lab.

Research and Development

Our research and development expenses increased by $2.0 million, or 4.7%, to $44.7 million for the three months ended September 30, 2018 from $42.7 million for the three months ended September 30, 2017. This increase was due to $10.4 million in milestone payments triggered by the dosing of the first patient in our Phase 3 FIGHT trial, a $1.6 million increase in employee compensation, an increase in clinical trial expenses of $1.8 million and $0.8 million for our FIGHT trial and our Phase 1a/1b FPA150 trial, respectively, a $0.5 million increase in facility costs and $0.3 million in other items. The increases were offset by a $7.8 million decrease in manufacturing costs to advance our FPA150 and FPA155 preclinical programs and for the FPA154 program, which we terminated in 2017. Further, there was a $3.3 million decrease in companion diagnostic expense directed towards our bemarituzumab development program, a decrease in clinical trial expenses of $1.8 million related to our cabiralizumab program, and a decrease of $0.7 million in licensing fees for FPA150.

General and Administrative

Our general and administrative expenses increased by $0.1 million, or 1%, to $9.8 million for the three months ended September 30, 2018 from $9.7 million for the three months ended September 30, 2017. This increase was primarily due to a $0.5 million increase in patent and legal expenses and a $0.2 million increase in expenses related to temporary employees, contractors, consultants and outside service providers offset by decreases of $0.3 million in compensation costs and $0.3 million in other miscellaneous costs.

Income Tax Provision

We did not record an income tax provision as a result of our net operating losses for the three months ended September 30, 2018 or for the three months ended September 30, 2017.

Comparison for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Collaboration and license revenue	$45.8	$26.3
Operating expenses:
Research and development	121.6	118.2
General and administrative	30.1	29.5
Total operating expenses	151.7	147.7
Interest income	4.2	2.2
Loss before income tax	(101.7)	(119.3)
Income tax provision	—	(1.7)
Net loss	$(101.7)	$(121.0)

Collaboration and License Revenue

Collaboration and license revenue increased by $19.5 million, or 74%, to $45.8 million for the nine months ended September 30, 2018 from $26.3 million for the nine months ended September 30, 2017. This increase was primarily due to $25.0 million of revenue recognized under our cabiralizumab collaboration with BMS for the achievement of the developmental milestone for the dosing of the first patient in BMS’s Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer as well as an increase of $4.1 million of collaboration and license revenue from our collaboration with Zai Lab. This increase was offset by a $6.3 million decrease in collaboration funding from our cabiralizumab collaboration with BMS as our Phase 1a/1b combination trial completed enrollment, a $2.3 million decrease from the fibrosis and CNS collaboration with UCB due to the completion of the performance obligation under this agreement, a $0.5 million decrease from our immuno-oncology research collaboration with BMS and a $0.5 million decrease in revenue from the respiratory diseases collaboration with GSK.

Research and Development

Our research and development expenses increased by $3.4 million, or 2.9%, to $121.6 million for the nine months ended September 30, 2018 from $118.2 million for the nine months ended September 30, 2017. This increase was due to $10.4 million in milestone payments associated with the first patient dosed in our FIGHT trial, a $6.4 million increase in the cost to develop companion diagnostics for use in our bemarituzumab development program, a $3.1 million increase in facility and depreciation costs, a $1.6 million increase in expense related to temporary employees, contractors, consultants and other outside services and a $0.7 million increase in lab supplies and other lab costs. These increases were offset by a $12.2 million decrease in manufacturing costs to advance our FPA150 and FPT155 programs and for the FPA154 program, which we terminated in 2017, a $6.1 million decrease in preclinical expenses to advance FPA150 towards clinical development in 2017 and for preclinical expenses and licensing fees associated with the FPA154 program, which we terminated in 2017 and a $0.4 million decrease in employee compensation.

General and Administrative

Our general and administrative expenses increased by $0.6 million, or 2.0%, to $30.1 million for the nine months ended September 30, 2018 from $29.5 million for the nine months ended September 30, 2017. The increase was primarily due to a $1.7 million increase in expenses related to temporary employees, contractors, consultants and outside services and $0.9 million increase in legal and patent expenses. This increase was offset by a $2.0 million decrease in compensation costs primarily due to lower stock compensation expense.

Income Tax Provision

We did not record an income tax provision as a result of our net operating losses for the nine months ended September 30, 2018. We recognized a tax expense of $1.7 million for the nine months ended September 30, 2017 as a result of deficiency interest based on the Internal Revenue Service reducing our tentative net operating loss carryback refund claim filed in March 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had $321.6 million in cash, cash equivalents and marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper with maturities of 11 months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of September 30, 2018 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Net cash used in operating activities	$(69.9)	$(84.7)
Net cash (used in) provided by investing activities	(34.6)	124.5
Net cash provided by (used in) financing activities	108.8	(11.0)

Net Cash Used in Operating Activities

Net cash used in operating activities was $69.9 million for the nine months ended September 30, 2018 and consisted of net loss of $101.7 million, offset by $25.6 million in net non-cash charges and $4.6 million from changes in operating assets and liabilities. Net non-cash charges included $3.7 million of depreciation and amortization expenses, $22.9 million for stock-based compensation expense and $1.0 million for amortization of premiums and discounts on marketable securities. Net cash used in operating activities included $34.5 million from milestones and upfront payments from our collaboration partners.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $34.6 million for the nine months ended September 30, 2018. Net cash used in investing activities primarily relates to the purchase of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $11.1 million during the nine months ended September 30, 2018. The property and equipment purchases consisted primarily of charges related to tenant improvement to our corporate office and laboratory facility and purchases of laboratory equipment to support our research and development activities.

Net cash provided by investing activities was $124.5 million for the nine months ended September 30, 2017. Net cash provided by investing activities for the period presented primarily relates to maturities of marketable securities exceeding purchase of such marketable securities. Payments for the purchases of property and equipment was $3.6 million during the nine months ended September 30, 2017. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $108.8 million for the nine months ended September 30, 2018, which consisted primarily of $107.6 million in net proceeds from the public offering of our common stock in January 2018 and $3.0 million received from employee stock option exercises. This was offset by $1.8 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

Net cash used in financing activities was $11.0 million for the nine months ended September 30, 2017 and consisted primarily of $13.6 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards offset by $2.6 million received from employee stock option exercises.

Contractual Obligations and Contingent Liabilities

During the three months ended September 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2018, we had cash and cash equivalents and marketable securities of $321.6 million, consisting of bank deposits, interest-bearing money market accounts, a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately five months and the longest maturity is 11 months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates to these targets or in these target pathways. We are clinically developing our bemarituzumab, cabiralizumab, FPA150 and FPT155 product candidates. Our ability to generate product revenues, which we do not expect to occur for many years, if ever, will depend heavily on our and our partners’ ability to successfully develop our cabiralizumab, bemarituzumab, FPA150 and FPT155 product candidates and our ability to identify and validate new targets and product candidates and identify and advance preclinical product candidates into and through clinical development. The outcome of preclinical studies of our product candidates may not predict the success of such product candidates in clinical trials. Moreover, preclinical results regarding a product candidate are often susceptible to varying interpretations and analyses and may not translate into similar results when the product candidate is tested clinically in humans. Many companies have believed their product candidates performed satisfactorily in preclinical and early clinical studies, but such product candidates have nonetheless failed during clinical development. Our inability to successfully complete preclinical or clinical development of our product candidates could cause us to incur additional costs, delay or prevent our ability to advance product candidates into clinical development or commercialization, or impair our ability to receive development, regulatory, commercialization or sales milestone payments from our current or future collaboration partners, or to generate and receive royalties on product sales or product revenues from our current or future collaboration partners.

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

•

delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical trial sites, laboratory service providers, companion diagnostic development partners, CMOs and other service providers we engage to support the conduct of our clinical trials or eventual commercialization of our products;

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

For example, we are planning to conduct our Phase 3 registrational trial of bemarituzumab in combination with 5-fluorouracil (5-FU), leucovorin, and oxaliplatin, a standard of care chemotherapy regimen known as mFOLFOX6, as front-line treatment for patients with gastric or gastroesophageal junction, or GEJ, cancer with tumors that overexpress FGFR2b, or our FIGHT trial, at over 200 clinical trial sites in North America, Europe and Asia. Our ability to conduct the FIGHT trial in accordance with our timelines will depend on our ability to timely contract with, initiate and enroll patients at each of these clinical trial sites. We have not undertaken a trial of this scale as an organization. Delays in contracting with or initiating or conducting our FIGHT trial at one or more of these clinical trial sites may delay our ability to fully enroll the trial in accordance with our timelines and may delay our ability to obtain approval for and commercialize bemarituzumab.

Moreover, we are conducting the FIGHT trial in China in collaboration with Zai Lab (Shanghai) Co., Ltd., or Zai Lab. Given the greater potential patient population in China, we believe that our ability to enroll patients at clinical trial sites in China will reduce the overall time to fully enroll the FIGHT trial and will therefore allow us to advance and complete the FIGHT trial within a shorter time period. However, Zai Lab’s ability to initiate and conduct the FIGHT trial in China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials in and obtaining approval for and commercializing drug products in China. The government policies, laws and regulations in China are evolving rapidly and changes to these policies, laws and regulations are difficult to predict. If any such government policies, laws or regulations in China evolve in a way that make it more difficult or inefficient for us or Zai Lab to conduct our FIGHT trial in China, we may experience delays in initiating or conducting our FIGHT trial at clinical trial sites in China and in fully enrolling trial, which would delay our ability to obtain approval for and commercialize bemarituzumab.

In addition, our ability to initiate and conduct the FIGHT trial in each country depends on our ability to obtain sufficient clinical supplies of each component of mFOLFOX6 to administer the mFOLFOX6 regimen to patients in such country. If we have difficulty obtaining or are unable to obtain sufficient supply of any component of the mFOLFOX6 regimen in certain countries, we may experience delays in initiating or conducting our FIGHT trial at clinical trial sites in those countries and in timely enrolling the trial, which would delay our ability to obtain approval for and commercialize bemarituzumab.

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

The timely completion of clinical trials largely depends on the rate of patient enrollment. Many factors affect the rate of patient enrollment, including:

•	the size and nature of the patient population;
•	the number and location of clinical trial sites;
•	competition with other companies for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the clinical trial;
•	the design of the clinical trial;
•	the ability to obtain and maintain patient consents;
•	the risk that enrolled patients will drop out before completion; and
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

For example, we are conducting our FIGHT trial to evaluate bemarituzumab in gastric and GEJ cancer patients whose tumors overexpress FGFR2b or amplify the FGFR2 gene. Although we believe selecting patients with gastric and GEJ cancer whose tumors overexpress FGFR2b or amplify the FGFR2 gene using an immunohistochemistry-, or IHC-, based or circulating tumor DNA, or ctDNA, blood-based companion diagnostic should increase the percentage of patients eligible for and the probability of success in our FIGHT trial, these selection criteria limit the number of patients eligible for enrollment. Also, if our assumptions regarding the percent of patients with tumors that overexpress FGFR2b or amplify the FGFR2 gene that we expect to identify in the FIGHT trial are lower than we actually observe, the FIGHT trial will take longer to enroll, we will incur higher costs and the commercial potential for bemarituzumab would be adversely affected. Additionally, Astellas Pharma Inc., or Astellas, is conducting two Phase 3 clinical trials of its zolbetuximab (IMAB362, claudiximab) anti-Claudin 18.2 antibody in combination with mFOLFOX6 or capecitabine and oxaliplatin (CAPOX) as front-line treatment in patients with HER2-negative, Claudin 18.2-positive gastric and GEJ cancer. If Astellas continues the clinical development of zolbetuximab in gastric and GEJ cancer, we may compete with Astellas for patient enrollment in this patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our FIGHT trial.

We may not successfully identify, test, develop or commercialize our current or future product candidates, which may force us to terminate our development efforts for one or more programs.

The success of our business depends primarily upon our ability to discover, develop and commercialize protein therapeutics, which we may develop ourselves or in-license from third parties, and identify and validate new protein therapeutic targets, including through the use of our discovery platform. Our efforts to discover and preclinically develop potential new protein therapeutic candidates may initially show promise, yet fail to yield product candidates for clinical development or candidates that we successfully clinically develop and ultimately commercialize for numerous reasons, including:

•	our research methodology, including our screening technology, may not successfully identify medically relevant protein therapeutic targets or potential product candidates;
•

our discovery platform often identifies novel, untested targets that may be challenging to validate because of the novelty of the target or that we may be unable to validate at all after further research;

•	product manufacturing difficulties may limit product yield or produce undesirable product characteristics that increase the cost of goods, cause delays or make our product candidates unmarketable;
•

third parties on whom we may rely to generate antibody or other product candidates may fail to produce candidates that we can successfully validate or that have the characteristics necessary develop into marketable product candidates;

•

our product candidates may cause adverse effects in patients, even after successful initial toxicology studies or early-stage clinical trials, which may make our product candidates unsuitable for approval or otherwise unmarketable;

•	our product candidates may not provide a meaningful benefit to patients or have an unacceptable safety profile; or
•	our collaboration partners may change their development profiles or plans for our partnered product candidates or abandon a therapeutic area or the development of a partnered product candidate.

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

The FDA and comparable foreign regulatory authorities extensively and rigorously regulate and evaluate the testing, manufacture, distribution, advertising and marketing of drug products prior to granting marketing approvals with respect to such products. This approval process generally requires, at minimum, testing of any product candidate in preclinical studies and clinical trials to establish its safety and effectiveness, and confirmation by the FDA and foreign regulatory authorities that any such product candidate, and any parties involved in its testing, development and manufacturing, complied with current Good Manufacturing Practices, or GMP, current Good Laboratory Practices, or GLP, and current Good Clinical Practices, or GCP, regulations and standards during such testing and manufacturing. The time required to obtain approval to market a product candidate from the FDA or any comparable foreign regulatory authority is unpredictable but typically takes many years following the commencement of clinical trials and depends on numerous factors, including our and our partners’ conduct of testing, development and manufacturing activities and the substantial discretion of the applicable regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates and it is possible that none of our existing product candidates or potential future product candidates will ever obtain regulatory approval.

Any of our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	the FDA’s or such comparable foreign regulatory authority’s disagreement with the design or implementation of our clinical trials testing any such product candidate;
•	our failure to demonstrate that a product candidate is effective with an acceptable safety profile for its proposed indication;
•	the failure of our clinical trial data for a product candidate to meet the level of statistical significance required for regulatory approval;
•	our failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA’s or such comparable foreign regulatory authority’s disagreement with our interpretation of data from preclinical studies or clinical trials testing a product candidate;
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

The FDA or a comparable foreign regulatory authority may require more information to support approval of a product candidate, including additional preclinical or clinical data, which may delay or prevent approval and our commercialization plans, or result in our decision to abandon the development program with respect to such product candidate. For example, given the greater potential patient population in China, we plan to enroll a substantial number of the patients in our Phase 3 FIGHT trial at clinical trial sites in China in order to reduce the overall time to fully enroll the FIGHT trial and potentially advance and complete the FIGHT trial within a shorter time period. However, we are currently unable to provide regulators with data that demonstrate that patients from our clinical trial sites in China are representative of the general patient population and will respond to bemarituzumab the same way as other patient populations. If we obtain a greater percentage of our positive clinical data from clinical trial sites in China, and an analysis of the data from Chinese patients suggest that other patient populations may not have similar outcomes, the FDA and comparable foreign regulatory authorities may determine that the data we observe in Chinese patients are not sufficient to support regulatory approval for bemarituzumab for the general patient population and may require more clinical data from other patient populations to support regulatory approval for bemarituzumab. This may significantly delay or prevent our ability to timely obtain approval for and to commercialize bemarituzumab.

In addition, if we were to obtain approval for any of our product candidates, regulatory authorities may approve any such product candidate for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or risk evaluation and mitigation strategy, or REMS, drug safety programs, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved product, or result in significant negative consequences following any marketing approval.

Our product candidates may cause undesirable side effects in patients, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority or otherwise limit the commercial potential of any such product candidate. Our clinical trial results could reveal an unacceptable severity or prevalence of side effects or unexpected characteristics. In such an event, we may elect to suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease our clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment, cause enrolled patients to drop out of a clinical trial and result in product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

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
•

regulatory authorities may require the establishment or modification of REMS or a similar strategy that may, for instance, restrict distribution of such product and impose burdensome implementation requirements on us;

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

For example, we are developing bemarituzumab to treat a subset of patients with gastric or GEJ cancer whose tumors overexpress FGFR2b. We have developed, in collaboration with third-party diagnostic development partners, both an IHC-based assay and a ctDNA blood-based assay to identify gastric and GEJ cancer patients with FGFR2 overexpression or FGFR2 gene amplification who may benefit from treatment with bemarituzumab. We are using both companion diagnostics concurrently to more effectively screen patients for participation in the FIGHT trial. In addition, we are developing FPA150 to treat patients with a variety of cancers whose tumors overexpress the B7-H4 protein. We have developed, in collaboration with a third-party diagnostic development partner, an IHC-based assay for use in clinical trials to identify patients whose tumors overexpress B7-H4. We plan to use this IHC-based assay in the Phase 1b portion of our Phase 1a/1b clinical trial of FPA150.

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
•

require us to enter into a consent decree, which may require payment of various monetary fines, reimbursements for inspection costs, due dates for specific actions by us and payment of penalties for non-compliance;

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations of applicable laws and regulations, including promotion of our products for unapproved or off-label uses, may subject us to enforcement letters, inquiries, investigations and civil and criminal sanctions by the government. Similarly, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

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

The policies of the FDA or any comparable foreign regulatory authority may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or policies or new requirements or policies that may be adopted, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

For example, we are conducting our FIGHT trial for bemarituzumab in China in collaboration with Zai Lab and are relying on Zai Lab’s ability to obtain approval for bemarituzumab in China, Taiwan, Hong Kong and Macau, or collectively, Greater China, from the China Food and Drug Administration. However, Zai Lab’s ability to obtain approval in Greater China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials and obtaining approval for and commercializing drug products in Greater China. The government policies, laws and regulations in China are evolving rapidly and future changes are difficult to predict. If any such government policies, laws or regulations evolve in a way that make it more difficult or inefficient for Zai Lab or us to clinically develop, obtain approval for or commercialize bemarituzumab in China, we may experience delays in initiating, conducting or completing the FIGHT trial at our clinical trial sites in China and in fully enrolling the FIGHT trial, which will delay our ability to obtain approval for and commercialize bemarituzumab.

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

Although there are no approved therapies that specifically target the signaling pathways that our product candidates are designed to modulate or inhibit, there are numerous drugs that are currently approved to treat the same diseases or indications for which our product candidates may be useful and many of these currently-approved therapies act through mechanisms similar to those of our product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. This may make it difficult for us to differentiate our products from currently-approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics and we cannot predict if and how the applicable standards of care will change as our product candidates progress through clinical development.

If cabiralizumab were approved for the treatment of cancer, it could face competition from products currently in development as single agents or in combination with anti-PD-1/PD-L1 agents or other immuno-oncology agents, including Eli Lilly and Company’s LY3022855 (IMC-CS4) anti-CSF1R antibody, Amgen Inc.’s AMG 820 anti-CSF1R antibody, Syndax Pharmaceuticals Inc.’s SNDX-6352 anti-CSF1R monoclonal antibody, Pfizer Inc.’s, or Pfizer’s, PD-0360324 CSF1 monoclonal antibody, Novartis’ BLZ945 CSF1R-directed small molecule and lacnotuzumab (MCS110) CSF1 monoclonal antibody, Daiichi Sankyo’s pexidartinib (PLX3397), PLX73086 and PLX7486 small molecule tyrosine kinase inhibitors, or TKIs, Array Biopharma Inc.’s ARRY-382 CSF1R small molecule TKI or Deciphera Pharmaceuticals LLC’s DCC-3014 CSF1R small molecule TKI, each of which acts in the same pathway as cabiralizumab.

If bemarituzumab were approved for the treatment of gastric or GEJ cancer, it could face competition from currently-approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan, docetaxel and Cyramza® (ramucirumab), as well as antibodies that bind to PD-1/PD-L1, including BMS’s Opdivo monotherapy and Opdivo in combination with BMS’s Yervoy® (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda® (pembrolizumab), Merck KGaA/Pfizer’s Bavencio® (avelumab), Roche’s Tecentriq® (atezolizumab), AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi® (durvalumab) anti-PD-L1 antibody, Astellas’s zolbetuximab and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody.

If FPA150 were approved for the treatment of various cancers, it could face competition from currently-approved and marketed products, including cisplatin, carboplatin, gemcitabine, doxorubicin, paclitaxel, topotecan, Avastin® (bevacizumab), Abraxane® (paclitaxel protein-bound), Xeloda® (capecitabine), Navelbine® (vinorelbine), and Halaven® (eribulin mesylate); antibodies that bind to PD-1/PD-L1, including BMS’s Opdivo monotherapy and Opdivo in combination with BMS’s Yervoy (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda (pembrolizumab), Merck KGaA/Pfizer’s Bavencio (avelumab), Roche’s Tecentriq (atezolizumab), AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi (durvalumab), and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody; Seattle Genetics, Inc.’s and Astellas’ enfortumab vedotin anti-nectin-4 antibody drug conjugate, or ADC; Immunomedics, Inc.’s sacituzumab govitecan (IMMU-132) anti-Trop-2-SN-38 ADC; small molecule poly ADP-ribose polymerase inhibitors, including AstraZeneca UK Limited’s Lynparza® (olaparib), Tesaro, Inc.’s Zejula® (niraparib), Clovis Oncology, Inc.’s Rubraca® (rucaparib), Pfizer’s talazoparib and AbbVie Inc.’s veliparib; and other product candidates that are in or may enter clinical development, such as ImmunoGen, Inc.’s mirvetuximab soravtansine (IMGN853) ADC that targets folate receptor alpha, a receptor that exhibits a high level of overlap in its expression level with B7-H4.

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

We continue to grow our operations and capabilities as we advance our research and clinical activities, including our advancement of FPA150 and FPT155 into clinical development in multiple cancers, the initiation of our Phase 3 FIGHT trial of bemarituzumab in gastric and GEJ cancer and advancement of our research and preclinical programs. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than us. These companies may also provide more diverse opportunities and better or more chances for development or career advancement. Some of these characteristics may appeal more to high-quality candidates than what we offer. If we are unable to continue to attract and retain personnel, the rate at which we can discover, develop and advance current and future product candidates, and our success in doing so, will be limited and our business may be harmed.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity, political and economic instability in the countries in which we operate and other events beyond our control, which could harm our business.

Our computer and other systems, or those of our partners, CROs or other service providers, may fail or be interrupted, including due to fire, earthquake or other natural disasters, hardware, software, telecommunication or electrical failures or terrorism, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research or preclinical or clinical data important to our discovery, research or development programs, interrupt the conduct of ongoing research or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is in a seismically-active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disaster and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses that may occur from interruption of our business and any losses or damages incurred by us could harm our business. We maintain multiple copies of each of our protein libraries, most of which we maintain at our headquarters in South San Francisco, California. We maintain one copy of each of our protein libraries offsite in Central California. If both facilities were impacted by the same event, we could lose all our protein libraries, which would have a material adverse effect on our ability to discover new targets and develop any resulting product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights, as well as whether any patents will ever be issued based on applications claiming such patent rights, are uncertain. Our and our current or future licensors’, licensees’ or collaborators’ pending and future patent applications may not result in issued patents that protect our technology or products, in whole or in part, or that effectively exclude others from commercializing similar or otherwise competitive technologies and products. The patent prosecution process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our pending and future patent applications, which may limit the scope of protection if patents issue from such applications. Our and our licensors’, licensees’ or collaborators’ rights in the technology claimed in patent applications cannot be enforced against third parties using such technology unless and until a patent issues from such applications, and then only to the extent the issued claims effectively cover such technology.

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

Filing, prosecuting, enforcing and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive, and our or our licensors’ or collaborators’ intellectual property rights in some countries outside the United States may be less extensive than those in the United States. Moreover, the requirements for patentability in certain foreign countries, particularly developing countries, differ materially from those of the United States and such requirements also vary among foreign countries. For example, as compared to the United States, China has a heightened requirement for patentability, which specifically requires a patent to include detailed description of medical uses for a claimed drug. Therefore, it may be more difficult to obtain patent protection in certain countries relative to others.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the nine months ended September 30, 2018, we reported a net loss of $101.7 million.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $8.49 to $60.89 through November 5, 2018. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

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

As of September 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

We are subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

101

Financial statements from the Quarterly Report on Form 10-Q of the company for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Comprehensive Loss; (iv) the Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Aron M. Knickerbocker
Date: November 6, 2018	Aron M. Knickerbocker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Linda Rubinstein
Date: November 6, 2018	Linda Rubinstein
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)