Form 10-K
period 2018-12-31
FIVE PRIME THERAPEUTICS INC
filed 2019-02-26
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $549 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market on June 29, 2018 of $15.81 per share. Shares of the registrant’s common stock held by each officer and director and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of February 19, 2019, the registrant had 35,487,149 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the 2019 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments and/or royalties, and the timing of such payments;
•	our or our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	the ability to negotiate pricing, coverage and adequate reimbursement for our drug candidates with third-parties and government authorities;
•	developments relating to our competitors' and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

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

ii

PART I.

Item 1. Business.

Our Company

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are needed. Our primary focus is on researching and developing immuno-oncology and targeted cancer therapies. In addition, we use companion diagnostics where appropriate to allow us to select patients most likely to benefit from treatment with our product candidates. The most advanced product candidates that we or our partners are developing are identified below.

•

Bemarituzumab (FPA144) is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, that we are studying in a clinical trial in combination with 5-fluorouracil (5-FU), leucovorin and oxaliplatin, a standard-of-care chemotherapy regimen known as mFOLFOX6, as front-line treatment of patients with gastric (stomach) or gastroesophageal junction, or GEJ, cancer that overexpresses FGFR2b. In December 2017, we granted Zai Lab (Shanghai) Co., Ltd., or Zai Lab, an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

•	FPA150 is a CD8 T cell checkpoint inhibitor antibody that targets B7-H4 that we are studying in a clinical trial in multiple cancers.
•	FPT155 is a soluble CD80 fusion protein that enhances co-stimulation of T cells through CD28 that we are studying in a clinical trial in multiple cancers.
•

Cabiralizumab (FPA008) is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we and our partner Bristol-Myers Squibb Company, or BMS, are studying in clinical trials in multiple cancers in combination with BMS’s PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab). In October 2015, we granted BMS an exclusive worldwide license for the development and commercialization of cabiralizumab.

•

BMS-986258 is an anti-T cell immunoglobulin and mucin domain-3, or TIM-3, antibody that our partner, BMS, is studying in a clinical trial as a single agent and in combination with Opdivo in patients with advanced malignant tumors.

We are focusing our activities on immuno-oncology and targeted cancer therapies, which we believe to have significant therapeutic potential. We leverage our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believe could be useful in oncology and generate and preclinically test therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identify and validate. We plan to continue to advance selected therapeutic candidates into clinical development. Our product candidates are typically only-in-class, first-in-class or meaningfully differentiated from other in-class therapeutics. We generally look for single-agent activity or clear activity in, for example, tumor types that are rarely sensitive to checkpoint inhibitors.

Clinical Strategy

Our goal is to use our differentiated target discovery platform and protein therapeutic generation and engineering capabilities to maintain our leadership position in the discovery of innovative protein therapeutic targets and to build a leadership position in the development and commercialization of oncology therapeutics. The key elements of our strategy to achieve this goal are:

•

Focus on immuno-oncology and targeted protein therapeutics. Cancer therapeutics accounted for $133 billion in global sales in 2017. However, there continues to be significant medical need for innovative and effective cancer therapies. With the productivity of our drug discovery capabilities and the significant experience and expertise of our research, preclinical and clinical scientists in the field of oncology, we believe we are well positioned to discover new targets and develop effective, innovative protein therapeutics.

•

Continue to advance and expand our pipeline. We have a robust pipeline that addresses multiple cell types in the tumor microenvironment. We and our partners are currently advancing five of our product candidates, bemarituzumab, FPA150, FPT155, cabiralizumab and BMS-986258, through clinical development, and we have other products in preclinical or earlier development. We plan to focus our resources on the further development of these product candidates, discovering and developing new therapeutic candidates with our platform, and potentially in-licensing additional product rights from third parties to expand our development pipeline.

•

Establish additional product and clinical collaborations to supplement our development capabilities and generate funding. From time to time, we expect to establish additional product and clinical collaborations. These collaborations will supplement our research, development, manufacturing, regulatory and commercialization capabilities, provide us with significant funding to advance our pipeline and validate our technology.

•

Build a U.S.-focused commercial enterprise by retaining rights for products in targeted specialty markets. We plan to build sales and marketing capabilities in selected specialty markets in the United States that we can adequately serve as we work toward becoming a focused commercial organization. We currently have global rights to all our product candidates, except that we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan, and granted BMS exclusive global rights to develop and commercialize cabiralizumab. Our cabiralizumab collaboration agreement with BMS provides us with an option to co-promote cabiralizumab in the United States.

Our Pipeline

The following table shows the stage of development of the most advanced product candidates that we are developing or that have come from our pipeline and are being developed or supported by our collaborators:

______________________________

* Partnered with Zai Lab – see “Part I—Item 1. Collaborations” for a description of our China collaboration agreement with Zai Lab.

** Partnered with BMS – see “Part I—Item 1. Collaborations” for a description of our collaboration agreements with BMS.

† Clinical development is being conducted exclusively by BMS.

†† Clinical development is being conducted by the University of California, San Diego, the sponsor of the trial, in collaboration with Stand Up To Cancer and BMS.

‡ Clinical development is being conducted by the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins, the sponsor of the trial, in collaboration with BMS.

§ Clinical development is being conducted by the Yale Cancer Center, the sponsor of the trial, in collaboration with Apexigen, Inc. and BMS.

Clinical Programs

Bemarituzumab (FPA144)

Bemarituzumab is an antibody that inhibits FGFR2b that we are developing to treat a subset of gastric (stomach) and GEJ cancer patients whose tumors overexpress FGFR2b. This subset of patients is associated with lower overall survival. We are working with third parties specializing in companion diagnostic development to develop immunohistochemistry, or IHC, and blood-based companion diagnostics to identify gastric and GEJ cancer patients who have FGFR2b overexpressing tumors or FGFR2 gene amplification and who would be most likely to benefit from treatment with bemarituzumab.

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

Clinical Development of Bemarituzumab

We are conducting a Phase 3 registrational trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial. In the FIGHT trial, we are evaluating bemarituzumab in combination with mFOLFOX6 against placebo in combination with mFOLFOX6 in approximately 550 patients with advanced gastric or GEJ cancer. We will conduct the FIGHT trial at over 200 clinical trial sites in North America, Europe and Asia. We are conducting the trial in China in collaboration with Zai Lab. We continue to engage with regulatory authorities in several countries to obtain approval to initiate the FIGHT trial in those countries.

We are identifying patients for inclusion in the FIGHT trial using both an IHC test and a circulating tumor DNA, or ctDNA, blood-based test, which allows us to detect FGFR2 gene amplification from DNA shed from tumors that circulates in blood plasma outside of cells. FGFR2 gene amplification causes FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors with FGFR2b overexpression that we may otherwise not identify using an IHC test. We are developing both companion diagnostics in parallel with our clinical development of bemarituzumab and are using them concurrently to more effectively identify the estimated 10% of gastric and GEJ cancer patients whose tumors overexpress FGFR2b or amplify the FGFR2 gene who would be eligible to participate in this trial. We plan to pursue regulatory approval of each companion diagnostic contemporaneously with regulatory approval of bemarituzumab.

Because the observed incidence of gastric and GEJ cancer is higher in Asian populations than in other populations, in December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan, and pursuant to which Zai Lab is conducting the Phase 3 FIGHT trial in China. We believe that our collaboration with Zai Lab will enhance our ability to enroll patients at clinical sites in China.

In June 2017, we presented in a clinical poster at the 2017 American Society of Clinical Oncology, or ASCO, Annual Meeting, or the 2017 ASCO presentation, safety and efficacy monotherapy data from 64 patients from a Phase 1 clinical trial evaluating bemarituzumab as a potential therapy in patients with gastric or GEJ cancer whose tumors overexpress FGFR2b. As of the March 20, 2017 data cut-off date for the 2017 ASCO presentation, we had tested bemarituzumab in advanced solid tumors at doses of up to 15 mg/kg given as monotherapy every two weeks, including in patients with gastric or GEJ cancer. We did not observe any dose-limiting toxicities or a maximum-tolerated dose. In addition, unlike small molecule FGF receptor kinase inhibitors, which block signaling through a broad number of FGF receptors and can lead to hyperphosphatemia, we did not observe any treatment-related hyperphosphatemia in patients treated with bemarituzumab. All treatment-related adverse events were Grades 1, 2 or 3. All treatment-related ocular adverse events were Grades 1 or 2, and no retinal toxicity was reported.

With respect to the patients with gastric or GEJ cancer, we observed preliminary anti-tumor activity with bemarituzumab monotherapy in late-line patients who had a median of three prior therapies and whose tumors overexpress the FGFR2b protein. Based on radiographic assessments by RECIST 1.1 of anti-tumor activity in the 21 patients who had FGFR2b-overexpressing gastric or GEJ cancer, we observed, as of the March 20, 2017 data cut-off date:

•	four confirmed partial responses and one unconfirmed partial response;
•	an objective response rate, or ORR, of 19.0%;
•	a median duration of response of 15.4 weeks; and
•	a disease control rate, or DCR, at 6 weeks of 57.1%.

In January 2019, we presented data from 12 patients in two cohorts from the Phase 1 safety lead-in portion of the FIGHT trial in a clinical poster at the 2019 ASCO Gastrointestinal Cancers Symposium, or the 2019 ASCO-GI presentation. As of the September 6, 2018 data cut-off date for the 2019 ASCO-GI presentation, we had tested bemarituzumab in previously-treated patients with incurable gastrointestinal cancers, including gastric or GEJ cancer, at doses of up to 15 mg/kg given in combination with mFOLFOX6 every two weeks, with an additional dose of 7.5 mg/kg of bemarituzumab given on day 8 in one cohort of patients, with the goal of achieving the target trough concentration of bemarituzumab more rapidly. We observed that, in patients receiving a dose of 15 mg/kg of bemarituzumab every two weeks with an additional dose of 7.5 mg/kg of bemarituzumab given on day 8, target trough concentration of bemarituzumab was achieved by day 15. We observed acceptable toxicity levels and did not observe any dose-limiting toxicities with the combination of bemarituzumab and mFOLFOX6. All treatment-related adverse events were Grades 1, 2 or 3. In addition, based on radiographic assessments by RECIST 1.1, as of the September 6, 2018 data cut-off date, we observed evidence of clinical activity in both of the two known patients with gastric or GEJ cancer, with one partial response and one stable disease.

Based on the data from the Phase 1 safety lead-in, we selected a dose of 15mg/kg of bemarituzumab given in combination with mFOLFOX6 every two weeks, with an additional dose of 7.5mg/kg of bemarituzumab given on day 8, for our Phase 3 FIGHT trial.

Market Opportunity

Globally, gastric cancer is the fifth most common malignancy with the third highest mortality. In the United States, Europe, Japan, South Korea and China, approximately 789,800 patients are diagnosed with gastric or GEJ cancer each year. We believe approximately 78,980 of these patients have tumors that overexpress FGFR2b or are FGFR2 gene-amplified and are therefore more likely to respond to bemarituzumab. In addition, we believe approximately 56,870 of these patients currently receive chemotherapy-based treatment and therefore represent the target population for bemarituzumab of patients with advanced, drug-treatable tumors that overexpress FGFR2b.

In June 2016, the U.S. Food and Drug Administration, or the FDA, granted Orphan Drug Designation to bemarituzumab for the treatment of gastric cancer, including GEJ cancer, in patients whose tumors overexpress FGFR2b. We believe that our clinical development organization is well-suited to conduct a focused clinical development plan for FGFR2b-overexpressing or FGFR2 gene-amplified gastric and GEJ cancer.

Under our China collaboration agreement, we granted Zai Lab an exclusive license to develop bemarituzumab in China, Hong Kong, Macau and Taiwan. We plan to continue to seek strategic collaborators to develop and commercialize bemarituzumab in other territories. We plan to retain the right to commercialize or co-commercialize bemarituzumab in the United States.

FPA150

FPA150 is a CD8 T cell checkpoint inhibitor antibody that targets B7-H4. B7-H4 is a member of the B7 family of checkpoint inhibitors and shares significant homology with other B7 family members, including PD-L1 and PD-L2. B7-H4 is expressed in several human tumors, including breast, ovarian, endometrial, lung and pancreatic cancers, and its expression correlates with poor prognosis. We designed FPA150 to target tumor cells through two distinct mechanisms of action: (i) by blocking B7-H4 from sending an inhibitory signal to CD8 T cells, and (ii) by enhancing ADCC against B7-H4-expressing tumor cells.

Clinical Development of FPA150

We are conducting a Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of FPA150 monotherapy as a potential therapy in patients with a variety of cancers. We completed the Phase 1a monotherapy dose escalation in January 2019 and have begun dosing patients in the Phase 1b expansion portion of the trial. In the Phase 1b expansion portion of the trial, we are evaluating FPA150 monotherapy in patients with HR+/HER2- and triple negative breast cancers, ovarian cancer and endometrial cancer whose tumors overexpress B7-H4.

In October 2018, we completed a Phase 1a dose escalation cohort testing a dose that has shown efficacy in preclinical models. After completing this Phase 1a dose cohort, we initiated patient dosing at this dose in an exploratory cohort to investigate FPA150 monotherapy in patients with tumors that overexpress B7-H4, with the objective of gaining additional data on safety, pharmacokinetics and potential preliminary clinical activity of FPA150 at multiple dose levels while we continued to advance in the monotherapy dose escalation portion of the trial. We expect to enroll 10 patients whose tumors overexpress B7-H4 in this exploratory cohort. All patients in the exploratory cohort will undergo pre- and on-treatment biopsies to assess the pharmacodynamic effects of FPA150 on the tumor and the tumor microenvironment.

We also plan to evaluate FPA150 in combination with Keytruda® (pembrolizumab) in this trial. We expect to begin enrollment in a Phase 1a safety lead-in of the combination in patients with advanced ovarian cancer that overexpresses B7-H4 in mid-2019, which we plan to follow with a Phase 1b expansion cohort.

We have developed a lab-developed IHC-based assay to identify patients whose tumors overexpress B7-H4 and would be eligible for inclusion in the exploratory cohort and the Phase 1b portion of the trial.

FPT155

FPT155 is a soluble CD80-Fc fusion protein. CD80 is a member of the B7 family of checkpoint inhibitors that is involved in modulating T cell priming and activation. This program came from our in vivo screens, which demonstrated that a soluble form of CD80 had potent in vivo anti-tumor activity when compared with 500 other immune-related proteins. FPT155 uses the binding interactions of soluble CD80 to (i) block CTLA-4 from competing for endogenous CD80, allowing CD28 signaling to prevail in T cell activation in the tumor microenvironment and (ii) directly engage CD28 to enhance its co-stimulatory T cell activation activity without inducing super agonism.

Clinical Development of FPT155

We are conducting a Phase 1a/1b clinical trial of FPT155 in patients with solid tumors. Because we expect FPT155 to have an immunomodulatory effect and our Phase 1a/1b trial is the first-in-human evaluation of FPT155, the starting dose of the dose escalation portion of the trial was lower than what we would have selected for a development candidate that does not have an immunomodulatory effect. We plan to also open an exploratory cohort during the Phase 1a dose escalation portion of the trial after we complete a cohort testing a dose that has shown efficacy in preclinical models. In the exploratory cohort, we will investigate FPT155 monotherapy in patients with solid tumors, with the objective of gaining data on safety, pharmacokinetics and potential preliminary single-agent clinical activity of FPT155. In the Phase 1b expansion portion of the trial, we plan to evaluate FPT155 in various disease-specific cohorts of patients.

Cabiralizumab (FPA008)

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

These points suggest that combining an anti-CSF1R antibody, such as cabiralizumab, with an anti-PD1 antibody, such as Opdivo, may benefit cancer patients. In preclinical studies, we observed cabiralizumab to be highly effective in blocking the growth of pancreatic tumors when combined with an anti-PD1 antibody and gemcitabine, as shown in Figure 2 below.

Figure 2: Tumor Weight Reduction of Cabiralizumab in Combination with Anti-PD1 Antibody and Gemcitabine

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

All four confirmed objective responses were in patients with microsatellite stable tumors who had received an average of three prior therapies. In addition, the responses were accompanied by steep declines in levels of the pancreatic tumor marker CA19-9 over the baseline.

The data suggest that a combination therapy of cabiralizumab with Opdivo may benefit patients with pancreatic cancer, including those with microsatellite stable tumors, and support further study of cabiralizumab in combination with Opdivo in pancreatic cancer.

BMS is currently enrolling patients in a randomized, controlled multi-arm Phase 2 clinical trial to determine the efficacy of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer (NCT03336216). BMS plans to enroll in the study approximately 160 patients with pancreatic cancer from the United States, Canada, Europe, Japan, Korea and Taiwan, each of whom will be randomized to one of four study arms based on the patient’s prior therapy.

In June 2018, a poster titled “Pharmacodynamics and Genomic Profiling of Patients Treated with Cabiralizumab + Nivolumab Provide Evidence of On-Target Tumor Immune Modulations and Support Future Clinical Applications” was presented and chosen for oral discussion at the 2018 ASCO Annual Meeting. The data presented suggest that cabiralizumab in combination with nivolumab decreases immunosuppressive macrophages and increases CD8+ effector T cells in the tumor microenvironment. These data, together with preliminary clinical response data observed in patients with low tumor mutational burden, support further clinical development of cabiralizumab in combination with nivolumab in multiple indications, including pancreatic cancer. Accordingly, BMS has expanded its development of cabiralizumab within pancreatic cancer and in other tumor settings.

BMS-986258

BMS-986258 is a fully human monoclonal antibody against TIM-3, an immune checkpoint receptor that is known to limit the duration and magnitude of T cell responses. BMS-986258 binds to TIM-3 that is expressed on certain T cells, including tumor infiltrating lymphocytes. This abrogates T cell inhibition, activates antigen-specific T lymphocytes and enhances cytotoxic T cell-mediated tumor cell lysis, which together result in decreased tumor growth. BMS-986258 is BMS’s first clinical candidate arising from our March 2014 immuno-oncology research collaboration.

Clinical Development of BMS-986258

BMS is conducting a Phase 1/2 clinical trial of BMS-986258 as a single agent, in combination with Opdivo, and in combination with Halozyme Therapeutics, Inc.’s rHuPH20 in patients with advanced malignant tumors (NCT03446040).

Target Discovery and Research Programs

When proteins in the body are inappropriately produced or altered, it can result in human diseases. These proteins can serve as targets for protein therapeutics, which can be designed to reverse these disease-causing mechanisms. There are thousands of proteins in the body that represent potential protein therapeutic targets or therapeutics themselves, but only a few are targeted by currently marketed protein drugs in oncology, such as PD-1, PD-L1, CTLA-4, IL-2, interferon alpha and CD3. While checkpoint inhibitor therapies have been validated in the clinic with agents targeting the PD-1/PD-L1 and CTLA-4 pathways, a significant proportion of patients do not respond to these treatments. New therapies are needed to address those patients who do not respond to or cannot tolerate traditional therapies or agents currently in development.

To meet this need, we are focusing our internal discovery and research efforts on targeted cancer therapies, including in immuno-oncology. One of our key priorities is building a comprehensive portfolio of therapeutic candidates that will impact the tumor microenvironment by directly killing cancer cells, by inhibiting immune checkpoints, macrophages, and regulatory T cells and by activating T cells.

We have built what we call our IND engine, consisting of our proprietary libraries of thousands of fully functional human extracellular proteins, differentiated screening capabilities, and protein therapeutic generation and engineering capabilities, which we believe provides us a competitive advantage for discovering first-in-class oncology biologics.

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

In addition, we have used our IND engine to identify dozens of targets validated in rodent models in several different disease areas, including in collaboration with our partners, and to build a growing pipeline of product candidates. We believe we have identified promising new antibody targets and ligand traps and are actively researching and validating additional oncology and immuno-regulatory targets.

Collaborations

A part of our strategy is to establish collaborations with strategic partners. These collaborations supplement our development, manufacturing, regulatory and commercialization capabilities, provide us with significant funding to advance our pipeline and validate our technology. A summary of our key product, clinical and discovery collaborations is set forth below. For information regarding the financial terms of the following agreements, including amounts we have received through December 31, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Overview – Collaboration and License Revenue.”

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

Under the terms of the China collaboration agreement, Zai Lab will be responsible, at its expense, for (i) developing and commercializing products containing the licensed antibody, each, a licensed product, under a territory development plan, and (ii) performing certain development activities to support our global development and registration of licensed products, including the Phase 3 FIGHT trial, in the territory, under a global development plan. In addition, Zai Lab agreed to reimburse us for certain global development activities, which is limited to a maximum of $10.0 million, and certain costs for the development of companion diagnostics.

In January 2018, pursuant to the terms of the China collaboration agreement, Zai Lab paid us a $5 million non-refundable and non-creditable upfront fee ($4.2 million after netting value-added tax withholdings of $0.8 million).

Additionally, pursuant to the China collaboration agreement, with respect to each licensed product, we will be eligible to receive up to $39.0 million in specified developmental and regulatory milestone payments.

Zai Lab will also be obligated to pay us a royalty, on a licensed product-by-licensed product and region-by-region basis, in the high teens or low twenties, depending on the number of patients Zai Lab enrolls in the FIGHT trial, subject to reduction in certain circumstances, on net sales of each licensed product in the territory until the latest of (i) 11 years after the first commercial sale of such licensed product in such region, (ii) the expiration of certain patents covering such licensed product in such region, and (iii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such licensed product expires in such region. We cannot determine the date on which Zai Lab’s potential royalty payment obligations to us would expire because Zai Lab has not yet developed any licensed products under the agreement, and we therefore cannot at this time identify the date of the first commercial sale or any related patents covering or regulatory exclusivity periods with respect to any licensed products.

Under the China collaboration agreement, provided that Zai Lab enrolls and treats a specified number of patients in the FIGHT trial in China, Zai Lab is eligible to receive a low single-digit percentage royalty, on a licensed product-by-licensed product basis, on net sales of a licensed product outside the territory until 10 years after the first commercial sale of each such licensed product outside the territory.

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

Under the terms of the cabiralizumab collaboration agreement, BMS is responsible, at its expense, for developing cabiralizumab under a development plan, subject to our option, at our own expense, to conduct certain future studies, including registration-enabling studies to support approval of cabiralizumab.

We are completing our Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo with cabiralizumab in multiple tumor types. Under the agreement, BMS bears all costs and expenses relating to this trial, including manufacturing costs for the supply of cabiralizumab, except that we are responsible for our own internal costs, including internal personnel costs.

BMS is responsible for manufacturing and commercialization of cabiralizumab, and we retain rights to a minority co-promotion option in the United States.

Pursuant to the cabiralizumab collaboration agreement, BMS paid us an upfront fee of $350 million. In January 2018, the dosing of the first patient in BMS’s Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer (NCT03336216) triggered a $25 million milestone payment to us. Additionally, we are eligible to receive up to (i) $480.0 million in specified developmental and regulatory milestone payments for all combination therapies of cabiralizumab with Opdivo; (ii) $542.5 million in specified developmental and regulatory milestone payments for combination therapies of cabiralizumab with one or more of BMS’s or our proprietary products, at least one of which is not Opdivo, in the field of oncology; and (iii) $340.0 million in specified developmental and regulatory milestone payments for therapeutic uses of cabiralizumab in non-oncology indications.

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

In December 2017, we earned a $5 million milestone payment under the discovery collaboration agreement in connection with BMS’s filing of an IND for BMS-986258, BMS’s anti-TIM-3 antibody. This antibody is BMS’s first clinical candidate arising from the collaboration.

The initial three-year research term of the immuno-oncology research collaboration ended in March 2017. BMS exercised its option to extend the research term to March 2018 and then again to extend the research term for an additional year to March 2019. BMS agreed to provide us with funding for our additional research during the extended term. BMS does not have the right to extend the research term beyond March 2019.

In connection with entering into the immuno-oncology research collaboration, BMS paid us an upfront payment of $20.0 million. We are eligible to receive up to $235.0 million per collaboration target in specified developmental-, regulatory- and commercialization-related contingent payments comprising aggregate developmental-related contingent payments of up to $48.0 million, aggregate regulatory-related contingent payments of up to $74.0 million and aggregate commercialization-related contingent payments of up to $113.0 million. We are also eligible to receive up to $60.0 million in sales-based contingent payments per collaboration product.

For each commercialized product under the immuno-oncology research collaboration that is directed toward a target in a checkpoint pathway, BMS is also obligated to pay us tiered mid-single digit to low double-digit percentage royalties, subject to reduction in certain circumstances, on net sales of such product for the longer of (i) 12 years after the first commercial sale of such product, (ii) the life of certain licensed patents covering such product or (iii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product expires. We cannot determine the date on which BMS’s potential royalty payment obligations to us would expire because BMS has not yet commercialized any products under the immuno-oncology research collaboration, and we therefore cannot identify the date of the first commercial sale or any related patents covering such product.

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

Through December 31, 2018, we have received $3.6 million in target evaluation and selection fees and contingent payments with respect to each such target. We are also eligible to receive up to $122.5 million and $109 million, respectively, in potential contingent payments with respect to each such target. With respect to the first such target, these potential payments are composed of preclinical and development-related contingent payments of up to $28.5 million, regulatory-related contingent payments of up to $40.0 million and commercial-related contingent payments of up to $54.0 million. With respect to the second such target, these potential payments are composed of preclinical and development-related contingent payments of up to $15.0 million, regulatory-related contingent payments of up to $40.0 million and commercial-related contingent payments of up to $54.0 million. For each product that incorporates or targets either such target, GSK is also obligated to pay us tiered low- to mid-single digit royalties on net sales of such product for the longer of the life of certain patents licensed to GSK covering such product or 10 years after the first commercial sale of such product. We cannot determine the date on which GSK’s potential royalty payment obligations to us would expire because GSK has not yet commercialized any products under the respiratory diseases collaboration, and we therefore cannot identify the date of the first commercial sale or any related patents covering such products.

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

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement with UCB, referred to as the fibrosis and CNS collaboration, to identify innovative biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders. We conducted five customized cell-based and in vivo screens of our protein libraries under the fibrosis and CNS collaboration. We completed our initial research activities under the fibrosis and CNS collaboration in March 2016. Following the completion of the research activities, UCB had up to a two-year evaluation period during which we may be obligated to perform additional services at UCB’s request.

UCB paid us an upfront payment of $6.0 million in March 2013. In addition, UCB agreed to pay us $6.6 million for a technology fee and $2.0 million for research funding. As of December 31, 2015, we fully collected the technology access fees and research funding under the fibrosis and CNS collaboration.

UCB exercised its option under the fibrosis and CNS collaboration to obtain an exclusive, worldwide license to one undisclosed fibrosis disease target we identified using our proprietary discovery platform. Through December 31, 2018, we have also received $0.4 million in target evaluation and selection fees with respect to such licensed protein target. We are eligible to receive up to $91.9 million in additional specified developmental, regulatory and commercial milestones with respect to such licensed protein target.

For each product that incorporates or targets such licensed protein target, UCB is also obligated to pay us tiered low- to mid-single digit royalties on net sales of such product for the longer of the life of certain patents covering such product or 10 years after the first commercial sale of such product. We cannot determine the date on which UCB’s potential royalty payment obligations to us would expire because UCB has not yet commercialized any products under the fibrosis and CNS collaboration, and we therefore cannot identify the date of the first commercial sale or any related patents covering such products.

The collaboration agreement will terminate upon the expiration of the royalty terms of any products that incorporate or target the protein UCB exclusively licensed under the collaboration. In addition, UCB may terminate the agreement at any time with advance written notice, and either party may terminate the agreement with written notice for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events.

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

In May 2016, we amended the license agreement to revise certain milestone definitions, reduce certain milestone payments and add certain development-related milestone payments that were triggered by dosing of certain patients in the Phase 1 clinical trial of bemarituzumab, which milestones were deemed achieved as of December 31, 2016. In May 2017, we further amended the license agreement to align the net sales definition under the agreement to the net sales definition under any sublicense we may grant under the agreement and to amend the termination provisions to allow for a direct license between Galaxy and any sublicensee upon termination of the agreement.

Through December 31, 2018, we made milestone payments to Galaxy totaling $14.6 million. We are obligated to pay Galaxy additional milestone payments of up to $77.4 million, comprising aggregate intellectual property-related milestone payments of up to $3.0 million, development-related milestone payments of up to $17.5 million for development in two indications, aggregate regulatory-related milestone payments of up to $41.5 million for two indications and aggregate commercial-related milestone payments of up to $30.0 million. We are also obligated to pay tiered royalties on net sales of bemarituzumab from the high-single digits to the low-double digits.

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

Under the agreement, we made milestone payments to BioWa-Lonza totaling $1.2 million through December 31, 2018. We are obligated to pay BioWa-Lonza additional milestone payments of up to $24.5 million for regulatory and commercialization milestones achieved in our bemarituzumab antibody program. We are also obligated to pay BioWa-Lonza tiered royalties on net sales of bemarituzumab up to mid-single digit percentages of the proceeds of such sales.

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

We may terminate the license agreement for convenience subject to our continuing obligation to pay royalties. BioWa-Lonza may terminate the license agreement in the event of our uncured material breach, if we oppose or dispute the validity of patents licensed to us under the license agreement or if we are declared insolvent, make an assignment for the benefit of creditors, are the subject of bankruptcy proceedings or have a receiver or trustee appointed for substantially all our property.

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

Our success will also depend significantly on our ability to obtain rights to intellectual property held by third-parties that may be necessary or useful to our business, including for the discovery, development and commercialization of our product candidates. We generally obtain rights to third-party intellectual property through exclusive or non-exclusive licenses. For example, we entered into a non-exclusive license with BioWa-Lonza to use their proprietary protein expression and cell line technology, which is necessary to produce our product candidates. If we are not able to obtain rights to intellectual property held by third-parties that are necessary or useful to our business, our business could be harmed, possibly materially.

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

The patent portfolios for our most advanced programs are summarized below:

Bemarituzumab

Our bemarituzumab patent portfolio includes patents and patent applications we exclusively licensed from Galaxy, as well as U.S. and foreign patents and patent applications wholly owned by us. The patent portfolio covers compositions of matter, methods of use, companion diagnostics, and combination therapies relating to bemarituzumab. The issued U.S. patents and issued foreign patents, covering compositions of matter and methods of use, expire between 2029 and 2034. Patents that may issue from the pending U.S. and foreign applications would expire between 2029 and 2039.

FPA150

Our patent portfolio for FPA150 includes pending U.S. and foreign patent applications wholly owned by us. Those pending applications cover compositions of matter, methods of use, and combination therapies relating to FPA150. Patents that may issue from the pending U.S. and foreign applications would expire between 2038 and 2039.

FPT155

Our patent portfolio for FPT155 includes pending U.S. and foreign patent applications wholly owned by us. Those pending applications cover compositions of matter, methods of use, combination therapies and biomarkers relating to FPT155. Patents that may issue from the pending U.S. and foreign applications would expire between 2036 and 2039.

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

Manufacturing

We have process development and small-scale, non-clinical manufacturing capabilities. We generally perform cell line and process development for our product candidates and manufacture quantities of our product candidates necessary to conduct preclinical studies of our investigational product candidates. We do not have and do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. We rely on third-party manufacturers to produce bulk drug substance required for our clinical trials and expect to continue to rely on third-parties to manufacture clinical trial drug supplies for the foreseeable future. BMS has the exclusive right to manufacture cabiralizumab drug substance and filled drug product. BMS will supply us with cabiralizumab, at its cost and expense, for our use in the conduct of the current trial and will supply us with cabiralizumab for the conduct of our independent cabiralizumab development activities in exchange for a pre-negotiated service fee. We also contract with additional third-parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We have personnel with significant technical, manufacturing, analytical, quality and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

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

Government Regulation and Product Approval

In the United States, the FDA regulates protein therapeutics like cabiralizumab, bemarituzumab, FPA150, FPT155 and our other product candidates as biological drug products, or biologics, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and related regulations. Biologics are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial actions. These actions could include the suspension or termination of clinical trials by the FDA or an Institutional Review Board, or IRB, the FDA’s refusal to approve pending applications or supplements, revocation of a biologics license, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, civil penalties or criminal prosecution. Any administrative or judicial action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of biologics. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, effectiveness, safety, purity, potency, labeling, storage, distribution, record keeping and reporting, approval, import and export, advertising and promotion and post-market surveillance of our products.

The FDA’s and comparable regulatory agencies’ policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of any future product candidates or approval of product or manufacturing changes, new disease indications, or label changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

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

Prior to commencing the first clinical trial in humans, an IND application must be submitted to the FDA. A company must submit preclinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in humans. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA within the 30-day time period raises concerns or questions about the conduct of the clinical trial and places the trial on clinical hold. In such case, the IND application sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. Informed consent must also be obtained from each study subject. Regulatory authorities, an IRB, a data safety monitoring board or the study sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable safety risk.

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

The Biologic License Application Approval Process

In order to obtain approval to market a biologic in the United States, a BLA must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational product for the proposed indication. Each BLA submission requires a substantial user fee payment unless a waiver or exemption applies. The application includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product. In addition, the application may include supplemental data from a number of alternative sources, including studies initiated by investigators.

The FDA will initially review a BLA for completeness before it accepts it for filing. Under the FDA’s procedures, the agency has 60 days from its receipt of a BLA, or the filing period, to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe, efficacious, pure and potent, which includes determining whether it is effective for its intended use, and whether the product is being manufactured in accordance with cGMP, and to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure that the benefits of the biologic outweigh its risks. A REMS may include various elements depending on what the FDA considers necessary for the safe use of the drug. These elements range from a medication guide or patient package insert to training and certification requirements for prescribers and/or pharmacies to safe use conditions that must be in place before the drug is dispensed. If the FDA concludes that a REMS is needed, the BLA sponsor must submit a proposed REMS that the FDA deems satisfactory or the FDA will not approve the BLA.

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

After the FDA completes its review of a BLA, it will either communicate to the sponsor that it will approve the product, or issue a complete response letter to communicate that it will not approve the BLA in its current form and to inform the sponsor of changes that the sponsor must make or additional clinical, nonclinical or manufacturing data that must be received before the FDA can approve the application, with no implication regarding the ultimate approvability of the application. If a complete response letter is issued, the sponsor may either resubmit the BLA, addressing all deficiencies identified in the letter, or withdraw the application. Resubmitting a BLA in response to a complete response letter can add additional time to the approval process for a product.

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

FDA Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for record-keeping, reporting of adverse experiences with the biologic, and submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products. Manufacturers are required to register their facilities with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP standards. This requires us and our third-party manufacturers to implement certain quality processes, manufacturing controls and documentation requirements in order to ensure that the product is safe, has the identity and strength, and meets the quality, purity and potency characteristics that it purports to have. Certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, refuse to approve any BLA or other application, force us to recall a drug from distribution, shut down manufacturing operations or withdraw approval of the BLA for that biologic. Noncompliance with cGMP or other requirements can result in issuance of warning letters, civil and criminal penalties, seizures, and injunctive action.

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

Similarly, the European Commission grants orphan medicinal product designation to products intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating affecting not more than five in 10,000 people. In order to receive orphan designation, there must also be no satisfactory method of diagnosis, prevention or treatment of the condition, or if such a method exists, the medicine must be of significant benefit to those affected by the condition. In addition, sponsors are required to submit to the EMA’s Pediatric Committee, or the PDCO, and comply with a pediatric investigation plan, or a PIP, in order to initiate pivotal clinical investigation and seek marketing authorization in the EU.

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

FDA Regulation of Companion Diagnostics

As part of our clinical development plans, have engaged third-party collaborators to develop companion diagnostics to identify patients most likely to respond to our product candidates. Companion diagnostics are classified as medical devices under the Federal Food, Drug, and Cosmetic Act in the United States. The FDA regulates medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, reporting, recordkeeping, advertising and promotion, export and import, sales and distribution, and post-market surveillance. Unless an exemption applies, companion diagnostics require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA. The use of companion diagnostics with therapeutic products raises important concerns about the safety and effectiveness of both the companion diagnostic devices and the corresponding therapeutic products and, therefore, ordinarily will require a PMA before they are marketed. Because the diagnostic tests that we plan to develop are essential for the safety and effective use of our therapeutics in selected patients, these diagnostic tests would be subject to the PMA approval process.

The PMA process is costly, lengthy and uncertain. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For companion diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA application is required by statute to take six months. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application, and where practical, will identify what is necessary to secure approval of the PMA. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several months or years while such trials are conducted and the data then submitted in an amendment to the PMA. Once granted, a PMA may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

We and any third party collaborator who we engage to develop companion diagnostics will work cooperatively to generate the data required for submission with the PMA application, and will remain in contact with the Center for Devices and Radiological Health, or CDRH, at the FDA to ensure that any changes in requirements are incorporated into the development plans. We anticipate that meetings with the FDA with regard to our drug product candidates, as well as companion diagnostic product candidates, will include representatives from the Center for Drug Evaluation and Research, or the CDER, and CDRH to ensure that the BLA and PMA submissions are coordinated to enable the FDA to conduct a parallel review of both submissions. FDA guidance addresses issues critical to developing companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. According to the guidance, if safe and effective use of a therapeutic product depends on a diagnostic, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the FDA’s approval of the therapeutic product. We plan to structure our programs for the development of our companion diagnostics to be consistent with this guidance.

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

The market for any product candidates for which we may receive regulatory approval will depend significantly on the degree to which these products are listed on third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included on such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor may individually establish coverage and reimbursement policies, obtaining coverage and adequate reimbursement can be a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidates will be considered cost-effective. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results.

Anti-Kickback, False Claims, Physician Payments Sunshine and Other Healthcare Laws

In addition to FDA restrictions on marketing, several other types of U.S. state and federal laws are relevant to certain marketing practices in the pharmaceutical and medical device industries and their other interactions with healthcare providers. These laws include the Federal Anti-Kickback Statute, false claims statutes, and the Federal Physician Payments Sunshine Act and other healthcare laws. We are subject to these laws and they may affect our business. The Federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers and other individuals and entities on the other hand. Violations of the Federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The Federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation, or collectively, the Affordable Care Act, among other things, amended the intent requirement of the Federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

The Federal False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to a government program, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. Many pharmaceutical and other healthcare companies have faced investigations and private lawsuits and, in many cases, have agreed to significant and burdensome settlements under these laws for a variety of allegedly improper promotional and marketing activities, including inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates; providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees and other benefits to physicians to induce them to prescribe products; or engaging in promotion for “off-label” uses. Federal False Claims Act violations may result in significant civil monetary penalties, including three times the damages incurred by the government from the violation and exclusion from participation in federal healthcare programs. The majority of U.S. states also have statutes or regulations similar to the Federal Anti-Kickback Statute and Federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, and in some states, apply regardless of the payor.

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or knowingly and willfully making false statements relating to healthcare matters. HIPAA also imposes obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

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

Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual healthcare providers in those states. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain healthcare providers. Some states also require pharmaceutical companies to implement compliance programs or marketing codes and report information on the pricing of certain drugs. Certain state and local laws also require the registration of pharmaceutical sales representatives.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant criminal, civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers.

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services Office of Inspector General proposed modifications to Federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are also increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Corporate Information and Employees

Our principal corporate offices are located at 111 Oyster Point Boulevard, South San Francisco, California 94080 and our telephone number is (415) 365-5600. We were incorporated in December 2001 in Delaware and completed our initial public offering in September 2013.

As of December 31, 2018, we had 209 full-time employees and one part-time employee. Of these employees, 121 were primarily engaged in research and development activities and 56 have an M.D. or a Ph.D. degree.

On January 15, 2019, we implemented a corporate restructuring, or the restructuring, to focus our resources on our clinical development and late-stage research programs. Pursuant to the restructuring, we eliminated 41 employee positions, primarily in the areas of research, pathology and manufacturing. Following the restructuring, as of January 23, 2019, we had 168 full-time employees and no part-time employees. Of these employees, 81 were primarily engaged in research and development activities and 40 have an M.D. or a Ph.D. degree.

Available Information

Our website address is www.fiveprime.com. We make available on our website, free of charge, this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates directed to these targets or in these target pathways. We are clinically developing our bemarituzumab, FPA150, FPT155 and cabiralizumab product candidates. Our ability to generate product revenues, which we do not expect to occur for many years, if ever, will depend heavily on our and our partners’ ability to successfully develop these product candidates and our ability to identify and validate new targets and product candidates and identify and advance preclinical product candidates into and through clinical development. The outcome of preclinical studies of our product candidates may not predict the success of such product candidates in clinical trials. Moreover, preclinical results regarding a product candidate are often susceptible to varying interpretations and analyses and may not translate into similar results when the product candidate is tested clinically in humans. Many companies have believed their product candidates performed satisfactorily in preclinical and early clinical studies, but such product candidates have nonetheless failed during clinical development. Our inability to successfully complete preclinical or clinical development of our product candidates could cause us to incur additional costs, delay or prevent our ability to advance product candidates into clinical development or commercialization, or impair our ability to receive development, regulatory, commercialization or sales milestone payments from our current or future collaboration partners, or to generate and receive royalties on product sales or product revenues from our current or future collaboration partners.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce meaningfully positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we or our partners must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive and difficult to design and implement, generally takes many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles of their product candidates, notwithstanding promising results in earlier trials. Even though we have already generated results from certain preclinical studies and clinical trials of our product candidates, we do not know whether the clinical trials of those of our product candidates that we or our partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of these product candidates in any particular jurisdiction or jurisdictions. If later-stage clinical trials for one or more of our product candidates do not produce favorable results, we or our partners may be unable to obtain regulatory approval for such product candidates.

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

•

delays in reaching, or the inability to reach, agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical trial sites, laboratory service providers, companion diagnostic development partners, CMOs and other service providers we may engage to support the conduct of our clinical trials or eventual commercialization of our products;

•	deviations from the clinical trial protocol by clinical trial sites or investigators or failure to conduct a clinical trial in accordance with regulatory requirements;
•	failure of third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;
•	delays in the testing, validation and manufacturing of product candidates and the delivery of these product candidates to clinical trial sites;
•

in the case of clinical trials testing combination treatment of our product candidates with third-party drug products, delays in procuring such third-party drug products and the delivery of such third-party drug products to clinical trial sites, or the inability to procure such third-party drug products at all;

•

for clinical trials in selected patient populations, delays in identifying and auditing central or other laboratories that develop or use assays or tests to identify eligible patients for our clinical trials, or delays in the validation or transfer of such assays or tests to such laboratories;

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

For example, we are conducting our Phase 3 registrational trial of bemarituzumab in combination with 5-fluorouracil (5-FU), leucovorin, and oxaliplatin, a standard of care chemotherapy regimen known as mFOLFOX6, as front-line treatment for patients with gastric or gastroesophageal junction, or GEJ, cancer with tumors that overexpress FGFR2b, or our FIGHT trial, at over 200 clinical trial sites in North America, Europe and Asia. Our ability to conduct the FIGHT trial in accordance with our timelines will depend on our ability to timely contract with, initiate and enroll patients at each of these clinical trial sites. We have not undertaken a trial of this scale as an organization. Delays in contracting with or initiating or conducting our FIGHT trial at one or more of these clinical trial sites may delay our ability to fully enroll the trial in accordance with our projected timelines and may delay any potential approval for or commercialization of bemarituzumab.

Moreover, we are conducting the FIGHT trial in China in collaboration with Zai Lab (Shanghai) Co., Ltd., or Zai Lab. Given the greater potential patient population in China, we believe that our ability to enroll patients at clinical trial sites in China will reduce the overall time to fully enroll the FIGHT trial and will therefore allow us to advance and complete the FIGHT trial within a shorter time period. However, Zai Lab’s ability to initiate and conduct the FIGHT trial in China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials in China. The government policies, laws and regulations in China are evolving rapidly and changes to these policies, laws and regulations are difficult to predict. If any such government policies, laws or regulations in China evolve in a way that makes it more difficult or inefficient for us or Zai Lab to conduct our FIGHT trial in China, we may experience delays in initiating or conducting our FIGHT trial at clinical trial sites in China and in fully enrolling trial, which would delay our ability to obtain approval for and commercialize bemarituzumab.

In addition, in order to successfully initiate and conduct the FIGHT trial in each country where the trial is taking place, we must obtain sufficient clinical supply of each component of mFOLFOX6 to administer the mFOLFOX6 regimen to patients in each such country. If we have difficulty obtaining or are unable to obtain sufficient supply of any component of the mFOLFOX6 regimen in any country, we may experience delays in initiating or conducting our FIGHT trial at clinical trial sites in such country and in timely enrolling the trial, which would delay our ability to obtain approval for and commercialize bemarituzumab.

If we or our partners are unable to timely complete clinical development for any of our product candidates, we may incur additional costs and our ability to achieve development, regulatory, commercialization or sales milestones or to generate and receive royalties on product sales and product revenues for any such product candidate may be impaired.

If we or our partners are unable to timely enroll patients in our clinical trials, we will be unable to complete these trials on a timely basis.

The timely completion of clinical trials largely depends on the rate of patient enrollment. Many factors affect the rate of patient enrollment, including:

•	the size and nature of the patient population;
•	the number and location of clinical trial sites;
•	competition with other companies for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the clinical trial;
•	the design of the clinical trial;
•	the ability to obtain and maintain patient consents;
•	the risk that enrolled patients will drop out before completion of the trial; and
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

For example, we are conducting our FIGHT trial to evaluate bemarituzumab in gastric and GEJ cancer patients whose tumors overexpress FGFR2b or amplify the FGFR2 gene. We believe using both an immunohistochemistry-, or IHC-, based diagnostic and a circulating tumor DNA, or ctDNA, blood-based companion diagnostic to select patients with gastric and GEJ cancer whose tumors overexpress FGFR2b or amplify the FGFR2 gene should increase the likelihood of identifying eligible patients and the probability of success in our FIGHT trial. However, our selection criteria limit the overall number of patients eligible for enrollment in the trial. Also, if our assumptions regarding the percentage of patients with tumors that overexpress FGFR2b or amplify the FGFR2 gene that we expect to identify for inclusion in the FIGHT trial are higher than we actually observe, the FIGHT trial will take longer to enroll, we will incur higher costs and the commercial potential for bemarituzumab would be adversely affected. Additionally, Astellas Pharma Inc., or Astellas, is conducting two Phase 3 clinical trials of its zolbetuximab (IMAB362, claudiximab) anti-Claudin 18.2 antibody in combination with mFOLFOX6 or capecitabine and oxaliplatin, or CAPOX, as front-line treatment in patients with HER2-negative, Claudin 18.2-positive gastric and GEJ cancer. If Astellas continues the clinical development of zolbetuximab in gastric and GEJ cancer, we may compete with Astellas for patient enrollment in this patient population, which may adversely impact the rate of patient enrollment in and the timely completion of our FIGHT trial.

We may not successfully identify, test, develop or commercialize our current or future product candidates, which may force us to terminate our development efforts for one or more programs.

The success of our business depends primarily upon our ability to discover, develop and commercialize protein therapeutics, which we may develop ourselves or in-license from third parties, and identify and validate new protein therapeutic targets, including through the use of our discovery platform. Our efforts to discover and preclinically develop potential new protein therapeutic candidates may initially show promise, yet fail to yield product candidates for clinical development or candidates that we successfully clinically develop and ultimately commercialize for numerous reasons, including the following:

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

•	our product candidates may have an unacceptable safety profile or otherwise fail to provide a meaningful benefit to patients; or
•	our collaboration partners may change their development profiles or plans for our partnered product candidates or abandon a therapeutic area for or the development of a partnered product candidate.

The occurrence of any of these events may force us to abandon our development efforts for one or more programs, which would have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. Research programs that are designed and conducted to identify new product targets and candidates require substantial technical, financial and human resources. We may focus these resources and our efforts on potential discovery efforts, programs or product candidates that ultimately prove to be unsuccessful.

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

For example, Bristol-Myers Squibb Company, or BMS, has the exclusive right to manufacture cabiralizumab under our cabiralizumab collaboration agreement with BMS. Under this agreement, BMS will supply us with cabiralizumab, at its cost and expense, for our use in the conduct of our clinical trial evaluating cabiralizumab in combination with Opdivo in multiple tumor types and will supply us with cabiralizumab, in exchange for a service fee, for our conduct of our independent development activities with respect to cabiralizumab.

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

The FDA and comparable foreign regulatory authorities extensively and rigorously regulate and evaluate the testing, manufacture, distribution, advertising and marketing of drug products prior to granting marketing approvals with respect to such products. This approval process generally requires, at minimum, testing of any product candidate in preclinical studies and clinical trials to establish its safety and effectiveness, and confirmation by the FDA and comparable foreign regulatory authorities that any such product candidate, and any parties involved in its testing, development and manufacturing, complied with current Good Manufacturing Practices, or GMP, current Good Laboratory Practices, or GLP, and current Good Clinical Practices, or GCP, regulations, standards and guidelines during such testing and manufacturing. The time required to obtain approval to market a product candidate from the FDA or any comparable foreign regulatory authority is unpredictable but typically takes many years following the commencement of clinical trials and depends on numerous factors, including the conduct of testing, development and manufacturing activities with respect to such product candidate and the substantial discretion of the applicable regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates and it is possible that none of our existing product candidates or potential future product candidates will ever obtain regulatory approval.

Any of our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	the FDA’s or such comparable foreign regulatory authority’s disagreement with the design or implementation of our clinical trials testing any such product candidate;
•	our failure to demonstrate that a product candidate is effective for its proposed indication and has an acceptable safety profile;
•	our failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the failure of our clinical trial data for a product candidate to meet the level of statistical significance required for regulatory approval;
•	the FDA’s or such comparable foreign regulatory authority’s disagreement with our interpretation of data from preclinical studies or clinical trials testing a product candidate;
•

the insufficiency of our clinical trial data for a product candidate to support the submission and filing of a Biologic License Application or other regulatory submission or to obtain regulatory approval for such product candidate;

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

The FDA or a comparable foreign regulatory authority may require more information to support approval of a product candidate, including additional preclinical or clinical data, which may delay or prevent approval and our commercialization plans, or result in our decision to abandon the development program with respect to such product candidate. For example, given the greater potential patient population in China, we plan to enroll a substantial number of the patients in our Phase 3 FIGHT trial at clinical trial sites in China in order to reduce the overall time to fully enroll the FIGHT trial and potentially advance and complete the FIGHT trial within a shorter time period. However, we are currently unable to provide regulatory authorities with data that demonstrate that patients participating in the FIGHT trial at clinical trial sites in China are representative of the general patient population and will respond to bemarituzumab the same way as other patient populations. If we obtain a significant portion of our positive clinical data from clinical trial sites in China as compared to data from clinical trial sites located elsewhere, and an analysis of the data from Chinese patients suggest that other patient populations may not have similar outcomes, the FDA and comparable foreign regulatory authorities may determine that the data we observe in Chinese patients are not sufficient to support regulatory approval for bemarituzumab for the general patient population and may require more clinical data from other patient populations to support regulatory approval for bemarituzumab. This could significantly delay or prevent our ability to timely obtain approval for and to commercialize bemarituzumab.

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

Any of these events could prevent us from achieving or maintaining marketing approval for or acceptance for a product candidate or otherwise materially harm the commercial prospects for such product, if approved, and could significantly harm our business, results of operations and prospects.

Certain of our product candidates, including bemarituzumab and FPA150, are expected to be effective only in certain selected patient populations. If we are unable to successfully develop and obtain FDA approval for companion diagnostics for these product candidates, or experience significant delays in doing so, we may not obtain marketing approval for such product candidates or realize their full commercial potential.

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

•

we may not realize the full commercial potential of bemarituzumab or FPA150 if, among other reasons, we are unable to appropriately identify patients with overexpression of FGFR2b or B7-H4, as applicable.

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
•

require us to enter into a consent decree, which may require payment of various monetary fines and reimbursement for inspection costs, impose due dates for specific actions by us, and impose penalties for non-compliance;

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

In the United States, engaging in the impermissible promotion of products for off-label uses can also subject a company to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which such company promotes or distributes drug products. These false claims statutes include the Federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims or that such company caused another entity or individual to present such false or fraudulent claims for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will receive a portion of any fines or settlement funds. Since 2004, Federal False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements involving fines exceeding $1.0 billion based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend against false claims actions, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote any of our products that may receive marketing approval, we may become subject to such litigation and our inability to successfully defend the company in such litigation may material adversely affect our business, financial condition and results of operations.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. We face worldwide competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies with respect to our current product candidates and will face such competition with respect to our future product candidates. Many of our competitors have significantly greater financial, technical and human resources than we do. Smaller and early-stage companies may also prove to be significant competitors, particularly through their collaborative arrangements with large and established companies.

Our competitors may obtain regulatory approval for their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely accepted or less costly or have better safety profiles than our product candidates and may also be more successful in manufacturing and marketing their products than we are with respect to our product candidates.

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

If cabiralizumab were approved for the treatment of cancer, it could face competition from products currently in development as single agents or in combination with anti-PD-1/PD-L1 agents or other immuno-oncology agents, including Amgen Inc.’s AMG 820 anti-CSF1R antibody, Syndax Pharmaceuticals Inc.’s SNDX-6352 anti-CSF1R monoclonal antibody, Pfizer Inc.’s, or Pfizer’s, PD-0360324 CSF1 monoclonal antibody, Novartis’ BLZ945 CSF1R-directed small molecule and lacnotuzumab (MCS110) CSF1 monoclonal antibody, Daiichi Sankyo’s pexidartinib (PLX3397), PLX73086 and PLX7486 small molecule tyrosine kinase inhibitors, or TKIs, Array Biopharma Inc.’s ARRY-382 CSF1R small molecule TKI or Deciphera Pharmaceuticals LLC’s DCC-3014 CSF1R small molecule TKI, each of which acts in the same pathway as cabiralizumab.

If bemarituzumab were approved for the treatment of front-line gastric or GEJ cancer, it could face competition from currently-approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan, and docetaxel, as well as antibodies that bind to PD-1/PD-L1, including BMS’s Opdivo monotherapy and Opdivo in combination with BMS’s Yervoy® (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda® (pembrolizumab), Merck KGaA/Pfizer’s Bavencio® (avelumab), AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi® (durvalumab) anti-PD-L1 antibody, BeiGene Ltd.’s tislelizumab, Astellas’s zolbetuximab and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody.

If FPA150 were approved for the treatment of various cancers, it could face competition from currently-approved and marketed products, including cisplatin, carboplatin, gemcitabine, doxorubicin, paclitaxel, topotecan, Avastin® (bevacizumab), Abraxane® (paclitaxel protein-bound), Xeloda® (capecitabine), Navelbine® (vinorelbine), and Halaven® (eribulin mesylate); antibodies that bind to PD-1/PD-L1, including BMS’s Opdivo monotherapy and Opdivo in combination with BMS’s Yervoy (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda (pembrolizumab), Merck KGaA/Pfizer’s Bavencio (avelumab), Roche’s Tecentriq (atezolizumab), AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi (durvalumab), and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody; Immunomedics, Inc.’s sacituzumab govitecan (IMMU-132) anti-Trop-2-SN-38 ADC; small molecule poly ADP-ribose polymerase inhibitors, including AstraZeneca UK Limited’s Lynparza® (olaparib), GlaxoSmithKline plc/Tesaro, Inc.’s Zejula® (niraparib), Clovis Oncology, Inc.’s Rubraca® (rucaparib), Pfizer’s talazoparib and AbbVie Inc.’s veliparib; and other product candidates that are in or may enter clinical development, such as ImmunoGen, Inc.’s mirvetuximab soravtansine (IMGN853) ADC that targets folate receptor alpha.

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

Even if our product candidates receive regulatory approval, they may not gain the level of market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. Commercial success of our product candidates also depends on coverage of and adequate reimbursement for these product candidates by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be available or otherwise obtained in all jurisdictions in which we may seek to market our approved product candidates. The degree of market acceptance of any of our approved product candidates will depend on numerous factors, including:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate, which could prevent us from becoming or remaining profitable.

Even if we commercialize one or more of our product candidates, these product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, even if we obtain marketing approval for a product in a particular country, we may be subject to price regulations that delay the commercial launch of such product, possibly for lengthy time periods, which could negatively impact the revenues we generate from the sale of such product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if such product candidates obtain marketing approval.

Our ability to successfully commercialize any products will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover, establish reimbursement levels for medications and attempt to control costs by limiting such coverage and reimbursement levels. Increasingly, third-party payors are requiring that pharmaceutical companies provide such third-party payors with predetermined discounts from list prices and are challenging the prices charged for medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement for any product candidate for which we obtain marketing approval are not available or reimbursement is available only at limited levels, we may be unable to successfully commercialize any such product candidate.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The federal Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective on January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact our business.

In addition, since the Affordable Care Act was enacted, other legislative changes have been proposed and adopted that may impact the extent to which we are able to successfully commercialize any of our product candidates that receive regulatory approval. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, two percent per fiscal year through 2027 unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal legislation designed to, among other things, increase transparency in drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services Office of Inspector General proposed modifications to Federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage product importation from other countries and bulk purchasing.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

We currently hold $10.0 million in clinical trial liability insurance coverage, which may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for one or more of our product candidates, but we may be unable to obtain product liability insurance on commercially reasonable terms for any of our products that have been approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our relationships with healthcare providers, customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency, privacy and other healthcare laws and regulations, violation of which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any of our products that have received marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

The federal false claims laws, including the civil Federal False Claims Act (which can be enforced by private citizens through whistleblower or qui tam actions), impose civil and criminal penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing any money or other assets of a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare fraud offense or knowingly and willfully making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, also imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

The federal Open Payments program requires manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and

•

Analogous state and foreign laws and regulations impose similar restrictions to those described above, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to report information on the pricing of certain drugs, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the European Union, or EU, General Data Protection Regulation, or GDPR, which imposes privacy and security obligations on any entity that collects or processes health data from individuals located in the EU and became enforceable on May 25, 2018. As well as complicating our compliance efforts, these laws could subject us to penalties or significant legal liability in the event that we fail to or are unable to comply. For example, significant non-compliance with the GDPR may result in the imposition of fines of up to 20 million euros or up to four percent of the annual global turnover of the responsible entity, whichever is greater.

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

We continue to grow our operations and capabilities as we advance our research and clinical activities, including the initiation of our Phase 1a/1b clinical trials of each of FPA150 and FPT155 in multiple cancers, the initiation of our Phase 3 FIGHT trial of bemarituzumab in gastric and GEJ cancer and advancement of our research and preclinical programs. Our success will depend in part on our ability to manage our growth, including increases to our headcount, effectively. To succeed, we must continue to recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In January 2019, we announced that we were implementing a corporate restructuring, or the restructuring, to focus our resources on our clinical development and late-stage research programs. Pursuant to the restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount. The restructuring could harm our ability to attract and retain qualified personnel. The restructuring could also result in reduced morale and productivity among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we have. These companies may also provide more diverse opportunities and better or more chances for development or career advancement. Some of these characteristics may appeal more to high-quality candidates than what we offer. If we are unable to continue to attract and retain personnel, the rate at which we can discover, develop and advance current and future product candidates, and our success in doing so, will be limited and our business may be harmed.

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

There is no way of knowing with certainty whether we have experienced any data security incidents that we have not yet discovered. While we have no reason to believe this to be the case, attackers have become sophisticated with respect to concealing their access to systems, and many companies whose information security systems have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including personal information of our employees or patients or investigators in our clinical trials, could disrupt our business, harm our reputation, compel us to comply with applicable federal, state or foreign breach notification laws, subject us to time-consuming, distracting and expensive litigation, regulatory investigations and oversight or mandatory corrective action, require us to verify the correctness of certain stored information, or otherwise subject us to liability under applicable laws, regulations and our contracts with third parties, including those that require us to protect the privacy and security of personal information. This could cause us to incur significant costs and expose us to significant legal and financial liability and reputational harm. In addition, if there is any failure or perceived failure by us or our vendors or business partners to comply with our or their privacy, confidentiality or data security-related legal or other obligations to third parties, or if there are any security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, we may be the subject of governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, third parties, including clinical trial sites, regulators or current and potential business partners, may lose trust in us, and we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other unauthorized access can be difficult to detect, and any delay in identifying such incidents or unauthorized access may lead to increased harm of the types described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures have prevented or will prevent service interruptions or security incidents.

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

The occurrence of any of the foregoing could adversely impact the likelihood and timing of any milestone payments we are eligible to receive under our collaboration agreements with BMS and Zai Lab and could have a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline. In addition, reimbursement for our research and development expenses and other payments we may receive from BMS or Zai Lab may fluctuate from period to period, which may adversely affect our stock price.

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

We and our CROs are required to comply with current GCP, which are regulations, standards and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities, for all of our product candidates in clinical development. Regulatory authorities enforce GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials are being conducted in accordance with GCP requirements. In addition, we must conduct our clinical trials using drug product produced and developed in accordance with GMP and GLP requirements. Our failure, or the failure of our clinical trial sites or CROs or CMOs, to comply with applicable GCP, GMP and GLP may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

Filing, prosecuting, enforcing and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive, and our or our licensors’ or collaborators’ intellectual property rights in some countries outside the United States may be less extensive than those in the United States. Moreover, the requirements for patentability in certain foreign countries, particularly developing countries, differ materially from those of the United States and such requirements also vary among foreign countries. For example, compared to the United States, China’s patentability requirements are more stringent and may limit the scope of a patent’s claims solely to the specific examples described in the patent. Therefore, it may be more difficult to obtain patent protection in certain countries relative to others.

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

For example, several of the Supreme Court’s rulings in patent cases in recent years have either narrowed the scope of patent protection available under certain circumstances or weakened the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value that any of our patents may have once they have issued. Additionally, significant changes to the patent laws under the Leahy-Smith America Invents Act of 2011, or the Leahy-Smith Act, have affected how patent applications are prosecuted and challenged in the U.S. Those changes include implementation of a “first-to-file” system, effective in 2013, for determining entitlement to inventions claimed by more than one party, as well as creation of new administrative proceedings for challenging issued patents. As such, there is increased uncertainty with respect to both outcome and costs associated with the prosecution of patent applications and the enforcement or defense of issued patents controlled by us or our licensors or collaborators, which could have a material adverse effect on our business and financial condition.

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

We may need to protect or enforce our intellectual property through litigation or other proceedings, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.

Third parties may infringe our or our licensors’ or collaborators’ patents or misappropriate or otherwise violate our or our licensors’ or collaborators’ intellectual property rights. In the future, we or our licensors or collaborators may initiate legal proceedings to enforce or defend our or our licensors’ or collaborators’ intellectual property rights or to protect our or our licensors’ or collaborators’ trade secrets. The outcome of such proceedings may determine or alter the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings, including litigation or administrative proceedings, against us or our licensors or collaborators to challenge the validity or scope of intellectual property rights we own or control. These proceedings can be expensive and time-consuming and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can. Accordingly, despite our or our licensors’ or collaborators’ efforts and the legitimacy of our or our licensors’ or collaborators’ arguments and positions in these proceedings, we or our licensors or collaborators may not be able to prevent third parties from infringing or misappropriating intellectual property rights we or our licensors or collaborators own or control, particularly in countries where the laws may not protect those rights as fully as in the United States. Litigation or administrative proceedings could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in a patent infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to impose monetary damages or enjoin the infringing party from using the technology at issue on the grounds that our or our licensors’ or collaborators’ patents do not cover the technology in question. Any legal proceeding involving one or more of our or our licensors’ or collaborators’ patents could put such patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Derivation or interference proceedings in the United States or similar proceedings in other jurisdictions may be necessary to determine the priority of inventions with respect to our or our licensors’ or collaborators’ patents or patent applications. An unfavorable outcome in these proceedings could require us or our licensors or collaborators to cease using the technology covered by the applicable patents or patent applications and commercializing our product candidates or to attempt to license rights to such technology from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license or offers a license on terms that are not commercially reasonable or are otherwise unfavorable to us. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, allowing our competitors to gain access to the same technologies licensed to us or our licensors or collaborators. In addition, if the breadth or strength of protection provided by our or our licensors’ or collaborators’ patents and patent applications is threatened, potential collaborators may be dissuaded from partnering with us with respect to the development or commercialization of our affected current or future product candidates. Even if we prevail in such a proceeding, such a proceeding may cause us to incur substantial costs and distract our management and other employees from our business and operations.

Furthermore, because intellectual property litigation and certain other legal proceedings require discovery, which may in some cases be substantial, there is a risk that our confidential information could be compromised by disclosure during the course of such proceedings. There could also be public announcements of the results of hearings, motions or other interim rulings or developments in the proceedings, and if securities analysts or investors perceive these results to be negative, the price of shares of our common stock may be materially adversely affected.

If we breach the agreements under which third parties have licensed intellectual property rights to us, we could lose the ability to use certain of our technologies or continue the development and commercialization of our product candidates.

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and to identify, test, develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. Third parties currently, and may in the future, hold intellectual property rights, including patent rights, that are important or necessary for the development or commercialization of our product candidates. As a result, we are a party to a number of licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into non-exclusive licenses with third parties, including BioWa, Inc. and Lonza Sales AG, to use their proprietary protein expression and cell line technologies, which are necessary to produce our product candidates, and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these license agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product candidate that, or the development or manufacturing of which, is covered by these agreements and may face other contractual penalties. Such an occurrence could materially adversely affect the value of any product candidate being developed using technology licensed under any such agreement. Termination of, or reduction or elimination of our rights under, these agreements may require us to negotiate new or reinstated agreements, which may not be available to us on equally favorable or otherwise commercially reasonable terms, or at all, or cause us to lose our rights we had under the original agreements, including our rights to intellectual property or technology important to our development programs.

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

Third parties may initiate legal proceedings against us or our licensors or collaborators alleging that we or our licensors or collaborators infringe the intellectual property rights controlled by these third parties, or we or our licensors or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by these third parties, including in oppositions, interferences, reexaminations, inter partes reviews, post-grant reviews or derivation proceedings in the United States or comparable proceedings in other jurisdictions. These proceedings can be expensive and time-consuming and many of our or our licensors’ or collaborators’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can.

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

Furthermore, because of intellectual property litigation and certain other legal proceedings require discovery, which may in some cases be substantial, there is a risk that our confidential information could be compromised by disclosure during the course of such proceedings involving third party intellectual property rights. There could also be public announcements of the results of hearings, motions or other interim rulings or developments in the proceedings, and if securities analysts or investors perceive these results to be negative, the price of shares of our common stock may be materially adversely affected.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the year ended December 31, 2018, we reported a net loss of $140.4 million.

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

To date, we have not generated any revenue from commercialization of our product candidates. Our ability to generate product revenue and ultimately become profitable depends upon our ability, alone or with our partners, to successfully commercialize products, including our current product candidates and other product candidates that we may develop, in-license or acquire in the future. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on additional factors, including our or our partners’ ability to:

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

In addition, because of the numerous risks and uncertainties generally associated with development of pharmaceutical products, including that they may not advance through clinical development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of expenses associated with development of our product candidates, or if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations if we decide to or are required by the FDA or any comparable foreign regulatory authority to perform studies or trials in addition to those that we currently anticipate. Even if we successfully complete the development and regulatory processes described above, we expect that we will incur significant costs in connection with launching and commercializing our products.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months and, as a result of our restructuring and other cost control measures, we expect our expenses to decrease in the short term. However, we expect our research and development expenses will increase substantially in connection with our ongoing activities, particularly as we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may observe adverse results that require us or one of our collaboration partners to terminate the program for a product candidate. Alternatively, we may be required to conduct additional research or development activities or studies for a product candidate or substantially redesign a product candidate, each of which could lengthen the development process and increase our development costs for such product candidate. If we choose to initiate additional clinical trials for certain product candidates, we may need to raise additional funds or otherwise obtain funding through product collaborations beyond the collaborations we currently have in place. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our current and future product candidates.

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

The time through which our financial resources will adequately support our operations could vary as a result of numerous factors, including factors discussed elsewhere in this “Risk Factors” section. Our future funding requirements, both short- and long-term, will depend on many factors, including:

•	the initiation, progress, timing, costs and results of preclinical and clinical studies for our current product candidates and any future product candidates;
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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $8.12 to $60.89 through February 25, 2019. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our common stock:

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

As of December 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 49% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Holders of Record

As of February 19, 2019, we had 35,487,149 shares of common stock outstanding held by approximately 29 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

$100 investment in stock or index	Sep 18, 2013	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018
Five Prime (FPRX)	$100.00	$128.36	$206.42	$317.28	$383.10	$167.58	$71.10
Nasdaq Composite Index (IXIC)	$100.00	$110.39	$125.17	$132.34	$142.27	$182.45	$175.37
Nasdaq Biotechnology (NBI)	$100.00	$107.41	$144.04	$160.49	$125.69	$152.16	$137.97

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and our financial statements and the accompanying notes included elsewhere in this report. We have derived the statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements appearing in this report. We have derived the statements of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015, and 2014 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations Data:
Collaboration and license revenue (1)	$49,868	$39,508	$30,691	$379,801	$19,231
Operating expenses:
Research and development	156,352	150,908	94,072	70,197	43,173
General and administrative	39,671	40,002	35,831	22,631	13,632
Total operating expenses	196,023	190,910	129,903	92,828	56,805
(Loss) income from operations	(146,155)	(151,402)	(99,212)	286,973	(37,574)
Interest income	5,792	2,978	2,467	487	210
Other loss, net	(84)	(94)	—	(3)	(60)
(Loss) income before income tax	(140,447)	(148,518)	(96,745)	287,457	(37,424)
Income tax (provision) benefit	—	(1,704)	31,048	(37,810)	—
Net (loss) income	$(140,447)	$(150,222)	$(65,697)	$249,647	$(37,424)
Basic net (loss) income per share attributable to common stockholders (2)	$(4.13)	$(5.38)	$(2.44)	$9.73	$(1.79)
Diluted net (loss) income per share attributable to common stockholders (2)	$(4.13)	$(5.38)	$(2.44)	$9.23	$(1.79)
Weighted average shares of common stock outstanding used in computing basic net (loss) income per share (2)	33,976	27,945	26,955	25,661	20,865
Weighted average shares of common stock outstanding used in computing diluted net (loss) income per share (2)	33,976	27,945	26,955	27,035	20,865

(1)

Effective January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standard Update, or ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, using the modified retrospective transition method. We applied the standard to contracts that were not completed at the date of initial application. See Note 2 to our financial statements for impact of our adoption of Topic 606 on the financial statement line items.

(2)

See Note 7 to our financial statements for an explanation of the method used to calculate basic and diluted net income (loss) per share of common stock and the weighted average number of shares used in computation of the per share amounts.

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$270,138	$292,690	$421,748	$517,466	$149,054
Working capital	261,081	260,209	401,384	448,913	131,443
Total assets	321,534	344,047	448,281	548,285	155,631
Total stockholders’ equity	265,139	265,202	391,575	433,206	85,205

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics to improve the lives of patients with serious diseases. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are needed. Our primary focus is on researching and developing immuno-oncology and targeted cancer therapies. In addition, we use companion diagnostics where appropriate to allow us to select patients most likely to benefit from treatment with our product candidates. The most advanced product candidates we or our partners are developing are identified below.

•

Bemarituzumab (FPA144) is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, that we are studying in a clinical trial in combination with 5-fluorouracil (5-FU), leucovorin and oxaliplatin, a standard-of-care chemotherapy regimen known as mFOLFOX6, as front-line treatment of patients with gastric (stomach) or gastroesophageal junction, or GEJ, cancer that overexpresses FGFR2b. In December 2017, we granted Zai Lab (Shanghai) Co., Ltd., or Zai Lab, an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

•	FPA150 is a CD8 T-cell checkpoint inhibitor antibody that targets B7-H4 that we are studying in a clinical trial in multiple cancers.
•	FPT155 is a soluble CD80 fusion protein that enhances co-stimulation of T-cells through CD28 that we are studying in a clinical trial in multiple cancers.
•

Cabiralizumab (FPA008) is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we and our partner Bristol-Myers Squibb Company, or BMS, are studying in clinical trials in multiple cancers in combination with BMS’s PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab). In October 2015, we granted BMS an exclusive worldwide license for the development and commercialization of cabiralizumab.

•

BMS-986258 is an anti-T-cell immunoglobulin and mucin domain-3, or TIM-3, antibody that our partner, BMS, is studying in a clinical trial as a single agent and in combination with Opdivo in patients with advanced malignant tumors.

We are focusing our activities on immuno-oncology and targeted cancer therapies, which we believe to have significant therapeutic potential. We leverage our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believe could be useful in oncology and generate and preclinically test therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identify and validate. We plan to continue to advance selected therapeutic candidates into clinical development. Our product candidates are typically only-in-class, first-in-class or meaningfully differentiated from other in-class therapeutics. We generally look for single-agent activity or clear activity in, for example, tumor types that are rarely sensitive to checkpoint inhibitors.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations and we expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the years ended December 31, 2018 and 2017, we reported net loss of $140.4 million and net loss of $150.2 million, respectively.

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our condensed financial statements, which we prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results under different assumptions and conditions may differ from these estimates. Our significant accounting policies are more fully described in Note 2 to our financial statements.

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

Revenue Recognition

The terms of our collaborative research and development agreements include upfront and license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. We record research and development funding payable to us as accounts receivable when our right to consideration is unconditional. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainty around occurrence of these events, we determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting in Topic 606. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the applicable performance obligation is satisfied. Under Topic 606, we elected to use the practical expedient permitted related to adoption, which does not require us to disclose certain information regarding our remaining performance obligations as of the end of the reporting period prior to the initial date of adoption. Additionally, we elected the practical expedient for certain research and development funding which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value of our performance completed to date. As a result, we effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation.

See Note 2 to our financial statements for information regarding our adoption of Topic 606.

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

Restricted stock awards we grant generally vest over three years, though we have granted awards with shorter vesting schedules from time to time. We base stock-based compensation expense related to restricted stock awards on the closing market value of our common stock at the date of grant and recognize expense ratably over the requisite service period.

Stock options we grant generally vest over four years. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards, which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

•

The expected term of the stock option award, which we calculate using the simplified method, due to limited history, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin Nos. 107 and 110, which calculates the expected term as the midpoint of the contractual term of the options and the ordinary vesting period;

•	The expected volatility of the underlying common stock, which we estimate for options based on the historical volatility of our common stock price since we became publicly traded;
•	The assumed dividend yield, which is based on our expectation of not paying dividends for the foreseeable future; and
•	The fair value of our common stock is determined on the date of grant, as described below.

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (years)	5.5-6.3	5.5-6.3	5.5-6.3
Expected volatility	68-70%	66-70%	69-74%
Risk-free interest rate	2.6-2.9%	1.9-2.2%	1.3%-1.8%
Expected dividend yield	0.0%	0.0%	0.0%

Income Taxes

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Although the Tax Act is generally effective on January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. Because of the impacts of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As a result, as of December 31, 2017, we performed a provisional estimate of the effect of the Tax Act in the financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act. No material adjustments were noted from the completion of the analysis as of December 31, 2018. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing our deferred tax assets by $27.1 million with a corresponding reduction in our valuation allowance, which had no effect on our effective tax rate.

Our income tax provision for 2017 is based on the Internal Revenue Service reducing our tentative net operating loss carryback refund claim filed in March 2017. Our income tax benefit for 2016 relates to our ability to carry back 2016 losses to the 2015 tax year and to obtain a refund of taxes paid related to a prior period. Valuation allowances are provided when the expected realization of the deferred tax assets does not meet the more-likely-than-not criteria. As a result, deferred tax assets at the end of 2018 are subject to a full valuation allowance. We are required to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It is our practice to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

New Accounting Standards

For a discussion of new accounting standards, please read Note 2 to our financial statements.

Financial Overview

Collaboration and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners and licensees. We currently have an active cabiralizumab license and collaboration agreement with BMS and an active collaboration and license agreement with Zai Lab for bemarituzumab. We are winding down the research activities in our immuno-oncology research collaboration with BMS as the research term ends in March 2019 and we completed the research terms of our research collaboration in respiratory diseases with GSK and of our fibrosis and CNS research collaboration with UCB Pharma S.A., or UCB, in July 2016 and March 2016, respectively. For additional information on these collaborations, please see the section titled “Business – Collaborations” located elsewhere in this report.

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in millions)	2018	2017	2016
Milestone Payments
Cabiralizumab Collaboration - BMS	25.0	—	—
Immuno-oncology Research Collaboration - BMS	—	5.0	—
Fibrosis and CNS Collaboration - UCB	0.3	0.3	0.4
Respiratory Diseases Collaboration - GSK	—	0.5	1.8
Other Payments
China Collaboration - Zai Lab	5.1	—	—
Cabiralizumab Collaboration - BMS	13.4	23.7	14.4
Immuno-oncology Research Collaboration - BMS	6.1	7.0	7.7
Fibrosis and CNS Collaboration - UCB	—	3.0	3.1
Respiratory Diseases Collaboration - GSK	—	—	3.2
Other License Revenue	—	—	0.1
Total	$49.9	$39.5	$30.7

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

BMS Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the Immuno-Oncology Research Collaboration, with BMS, to carry out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the Immuno-Oncology Research Collaboration, we granted BMS an exclusive, worldwide license to research, develop and commercialize products directed towards certain targets in the checkpoint pathways. BMS has an option to take exclusive licenses to additional targets we may identify in these checkpoint pathways pursuant to the research plan under the immuno-oncology research collaboration. Based on data arising from our activities under the research plan, in January 2016, we amended the Immuno-Oncology Research Collaboration to add an additional checkpoint pathway to the research program, for a total of three immune checkpoint pathways.

We received an upfront payment of $20.0 million from BMS in April 2014 in connection with our entry into the Immuno-Oncology Research Collaboration. BMS was obligated to pay us $9.5 million in research funding over the course of the three-year research term based on the research activities currently planned under the research plan. BMS had the option to extend the research term for two additional one-year periods on a year-by-year basis for an additional $2.1 million for each extension, during which extensions we would be obligated to perform additional services as agreed to with BMS and BMS would be obligated to pay us research funding with respect to such services. The initial research term under the Immuno-Oncology Research Collaboration expired in March 2017. In each of December 2016 and December 2017, BMS exercised its option to extend the research term for an additional year to March 2018 and March 2019, respectively. In connection with the Immuno-Oncology Research Collaboration, BMS purchased 994,352 shares of our common stock at a price per share of $21.16, for an aggregate purchase price of $21.0 million. We determined that the purchase price of $21.16 per share exceeded the fair value of our common stock by $2.4 million and, therefore, recorded the $2.4 million as deferred revenue that we are recognizing in the same manner as the $20.0 million upfront payment and research funding. We are eligible to receive certain contingent payments with respect to each target subject to the Immuno-Oncology Research Collaboration and royalties on sales of products related to such targets, if any. In December 2017, we recognized $5.0 million related to a developmental contingent payment.

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

We identified one performance obligation under the Immuno-Oncology Research Collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s options to select additional collaboration targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period. For year ended December 31, 2018, no adjustments were made to the transaction price.

Upon adoption of Topic 606, we recognized an additional $0.7 million of revenue, through a decrease to deferred revenue and an increase to beginning retained earnings, based on the difference between the input method currently used under Topic 606 and the ratable recognition method previously used under Topic 605. Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. Revenue recognized from the performance obligation was $6.1 million for the year ended December 31, 2018. Through December 31, 2018, we have recognized $34.6 million of the transaction price as collaboration revenue under the agreement. We will recognize the remaining transaction price of $1.5 million as revenue under the input method over the estimated performance period.

For the years ended December 31, 2018, 2017, and 2016, we recognized $6.1 million, $12.0 million and $7.7 million, respectively, of revenue under the Immuno-Oncology Research Collaboration. As of December 31, 2018 and 2017, we had deferred revenue relating to the immuno-oncology research collaboration of $1.5 million and $6.3 million, respectively.

BMS License and Collaboration Agreement

On October 14, 2015, we entered into a license and collaboration agreement, or the Cabiralizumab Collaboration Agreement, pursuant to which we granted BMS exclusive global rights to develop and commercialize certain colony stimulating factor-1 receptor, or CSF1R, antibodies, including our monoclonal CSF1R inhibiting antibody that we refer to as cabiralizumab, and all modifications, derivatives, fragments, or variants of such antibodies, each of which we refer to as a licensed antibody. Under the terms of the Cabiralizumab Collaboration Agreement, BMS is responsible, at its expense, for developing products containing licensed antibodies, each of which we refer to as a licensed product, under a development plan, subject to our option, at our own expense, to conduct certain studies, including registration-enabling studies to support approval of cabiralizumab. BMS is responsible for manufacturing and commercializing each licensed product and we will retain rights to a U.S. co-promotion option. The Cabiralizumab Collaboration Agreement supersedes the clinical trial collaboration agreement we entered into with BMS in November 2014, or the Original Collaboration Agreement. We assessed the two agreements separately as standalone agreements under Topic 606.

We received an upfront payment of $30.0 million from BMS in December 2014 in connection with our entry into the Original Collaboration Agreement. We are completing our Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo, BMS’s programmed-death 1 (PD-1) immune checkpoint inhibitor, with cabiralizumab in multiple tumor types, which we commenced under the Original Collaboration Agreement. BMS bears all costs and expenses relating to this trial, including manufacturing costs for the supply of cabiralizumab, except that we are responsible for our own internal costs, including internal personnel costs.

Under the Original Collaboration Agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo. The transaction price consists of the $30.0 million non-refundable upfront fee under the Original Collaboration Agreement.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our CRO, as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. No adjustment was necessary upon adoption of Topic 606. We recognized $6.6 million of the transaction price as revenue for the year ended December 31, 2018. Total revenue recognized for reimbursements for the year ended December 31, 2018, was $6.9 million. Through December 31, 2018, we recognized $24.8 million of the transaction price as collaboration revenue under the Original Collaboration Agreement. The remaining transaction price of $5.2 million is recorded in deferred revenue as of December 31, 2018 and will be recognized as revenue under the input method over the estimated performance period.

Under the Cabiralizumab Collaboration Agreement, we identified the following performance obligations: (1) license grant to BMS and (2) transfer of licensed know-how to BMS. The transaction price consists of the $350.0 million non-refundable up-front fee. We concluded that the transaction price should not yet include milestone payments that may become due as they are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2018, no adjustments were made to the transaction price.

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

For the years ended December 31, 2018, 2017, and 2016, we recognized $38.4 million, $23.7 million and $14.4 million, respectively, of revenue under the license and collaboration agreements. As of December 31, 2018 and 2017, we had deferred revenue relating to the license and collaboration agreements of $5.2 million and $11.8 million, respectively.

Zai Lab China License and Collaboration Agreement

In December 2017, we entered into a license and collaboration agreement, or the China Collaboration Agreement, with Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

Under the terms of the China Collaboration Agreement, Zai Lab will be responsible, at its expense, for (i) developing and commercializing products containing the licensed antibody, each, a licensed product, under a territory development plan and (ii) performing certain development activities to support our global development and registration of licensed products, including our Phase FIGHT trial, in the territory, under a global development plan. Under the terms of the China Collaboration Agreement, Zai Lab paid us a $5.0 million non-refundable and non-creditable upfront fee ($4.2 million after netting of value-added tax withholdings of $0.8 million) in January 2018. Pursuant to the China Collaboration Agreement, with respect to each licensed product, we are eligible to receive up to $39.0 million of specified developmental and regulatory milestone payments. Zai Lab will also be obligated to pay us a royalty, on a licensed product-by-licensed product and region-by-region basis. In addition, Zai Lab agreed to reimburse us for certain global development activities, which is limited to a maximum of $10.0 million, and certain costs for the development of companion diagnostics.

We identified the following performance obligations: (1) license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the License Grant and (2) development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. In our evaluation of the transaction price upon the adoption of Topic 606, the $4.2 million non-refundable upfront fee and $8.3 million of expected reimbursement from Zai Lab for global development activities were included as part of the transaction price of $12.5 million. We estimated the $8.3 million of expected reimbursements from Zai Lab based on the probability-weighted amounts of a range of possible consideration amounts. In September 2018, we recorded a $1.7 million receivable related to Zai Lab’s $2.0 million clinical development milestone payment, net of value-added tax and other withholdings of $0.3 million, which became due upon dosing of the first patient in the Phase 3 FIGHT trial. We have since re-evaluated the transaction price and increased the transaction price by $2.2 million to $14.7 million which includes the $4.2 million non-refundable upfront fee, $8.8 million of expected reimbursement from Zai Lab for global development activities and the $1.7 million clinical development milestone payment. We have not included the remaining regulatory milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

We use the input method to measure progress toward completion of the performance obligation for the License Grant. We concluded that revenue will be recognized based on actual costs incurred by our CRO as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements for the development of companion diagnostics when we have the right to invoice Zai Lab.

No adjustment was necessary upon adoption of Topic 606. For the year ended December 31, 2018, revenue recognized for the License Grant was $1.7 million. Total revenue recognized for the companion diagnostics development performance obligation was $3.3 million. Of the remaining transaction price of $12.9 million, we recorded $5.2 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $8.7 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

GSK Respiratory Diseases and Muscle Diseases Collaborations

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

Based on our assessment of the Respiratory Diseases Collaboration and the Muscle Disease Collaboration under Topic 606, we identified one performance obligation under each collaboration for the research license and research activities. The non-refundable upfront fees, the equity premiums and the variable consideration for research activities are included as part of the transaction prices for each collaboration. The clinical and regulatory development milestone payments have not been included in the transaction prices, as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. Under the Respiratory Diseases Collaboration, additional research funding that GSK had the option to add was also not included in the transaction price. As the Muscle Diseases Collaboration with GlaxoSmithKline LLC terminated in April 2018, we are no longer eligible to receive milestone payments or royalties under that collaboration. We will re-evaluate the transaction price for the Respiratory Diseases Collaboration in each reporting period as uncertain events are resolved and other changes in circumstances occur. For year ended December 31, 2018, no adjustments were made to the transaction prices of the collaborations with GSK or GlaxoSmithKline LLC.

Under the Respiratory Diseases Collaboration and the Muscle Diseases Collaboration, the non-refundable upfront fees, the equity premiums and the payment for research activities were fully recognized in 2016 and 2014, respectively. As the performance obligations were fully satisfied in prior years, no adjustment to revenue was necessary under Topic 606.

For the years ended December 31, 2018, 2017 and 2016, we recognized $0, $0.5 million and $1.8 million of milestone revenue, respectively, and $0, $0 and $3.2 million of revenue for progress made toward the performance obligation, respectively, under the Respiratory Diseases Collaboration.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, or the Fibrosis and CNS Collaboration, with UCB Pharma, S.A., or UCB, to identify potential biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders.

Under the terms of the Fibrosis and CNS Collaboration, UCB paid us an upfront payment of $6.0 million in March 2013. In addition, UCB agreed to pay us $6.6 million for a technology fee and $2.0 million for research funding. As of December 31, 2015, we fully collected the technology fees and research funding under the Fibrosis and CNS Collaboration. We are eligible to receive certain evaluation and selection fees and contingent payments with respect to each protein target that UCB elects to obtain an exclusive license, and royalties on the sales of products related to such targets, if any. Our initial research activities under this agreement were completed in March 2016. Upon the completion of those research activities, UCB had up to a two-year evaluation period, which ended in March 2018, during which we were obligated to perform additional services at the request of UCB.

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

Based on our assessment of the Fibrosis and CNS Collaboration under Topic 606, we identified research activities as our only performance obligation. UCB’s options to select additional collaboration targets and to license exclusive rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $15.6 million includes the $6.0 million non-refundable upfront fee, the $6.6 million technology access fee, the $1.0 million reimbursement for reagent costs and the $2.0 million of research funding. We have not included the clinical and regulatory development milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2018, there was no change in the transaction price.

Upon adoption of Topic 606, we recognized an additional $0.6 million of revenue through a decrease to deferred revenue and an increase to beginning retained earnings, based on the difference between the input method currently used under Topic 606 and the ratable recognition method previously used under Topic 605. We use the input method to measure progress toward completion of the performance obligation and concluded that revenue will be recognized based on actual full-time equivalent labor hours expended as a percentage of total budgeted costs. The $0.6 million adjustment recorded upon the adoption of Topic 606 recognized the remainder of the transaction price.

During 2018, 2017 and 2016, we recognized $0.3 million, $0.3 million and $0.4 million in target evaluation and selection fees, respectively. For the years ended December 31, 2018, 2017 and 2016, revenue recognized for the performance obligation was $0, $3.0 million and $3.1 million, respectively. As of December 31, 2017, we had deferred revenue of $0.6 million which was fully recognized upon adoption of Topic 606.

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

We have a research and development team that designs, manages and evaluates the results of all our research and development activities. We conduct most of our core target discovery and early research and preclinical activities internally and rely more heavily on third parties, such as CROs and CMOs, for the execution of our IND-enabling and development activities, such as GLP toxicology studies, drug substance and drug product manufacturing, lab-developed test and companion diagnostic development, and the conduct of our clinical trials. We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, our costs are often related to conducting target screening, evaluation and validation activities and conducting research activities with respect to selected targets and target pathways and are not necessarily allocable to a specific program. We assign costs for such activities to a distinct non-program related project code. We allocate research and development management, overhead, common usage laboratory supplies and facility costs on a full-time equivalent basis.

The following is a comparison of research and development expenses for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in millions)	2018	2017	2016
Development programs:
Cabiralizumab	$15.8	$29.5	$19.9
Bemarituzumab	63.1	34.8	21.9
FPA150	18.8	19.0	—
FP-1039	0.1	1.6	0.3
Subtotal development programs	97.8	84.9	42.1
Preclinical programs	19.1	32.5	18.3
Discovery collaborations	3.3	4.0	8.1
Early research and discovery	36.2	29.5	25.6
Total research and development expenses	$156.4	$150.9	$94.1

We expect that most of the research and development expenses we incur will continue to relate to activities to support our clinical development programs, preclinical programs and other research efforts. Our research and development expenses may increase as we advance our current product candidates through clinical development and additional product candidates into preclinical and clinical development, in particular, as we increase the number and size of our clinical trials, including by advancing into registrational trials, and as we expand our internal immuno-oncology preclinical, research and discovery efforts.

In January 2019, we implemented a corporate restructuring to focus our resources on our clinical development and late-stage research programs. Pursuant to the restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing.

We estimate approximately $2 million of pre-tax charges for severance and other costs related to the restructuring, primarily during the first quarter of 2019.

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

Our general and administrative expenses may increase due to expanded operations to support our increased research and development activities. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing and prosecuting patent applications and maintaining patents, to increase as our intellectual property portfolio expands.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of the gain or loss on the disposal of property and equipment, if any.

Results of Operations

Comparison for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
(in millions)	2018	2017
Collaboration and license revenue	$49.9	$39.5
Operating expenses:
Research and development	156.3	150.9
General and administrative	39.7	40.0
Total operating expenses	196.0	190.9
Interest income	5.8	3.0
Other expense, net	(0.1)	(0.1)
Loss before income tax	(140.4)	(148.5)
Income tax benefit (provision)	—	(1.7)
Net loss	$(140.4)	$(150.2)

Collaboration and License Revenue

Collaboration and license revenue increased by $10.4 million, or 26%, to $49.9 million for the year ended December 31, 2018 from $39.5 million for the year ended December 31, 2017. This increase was primarily due to $25.0 million of revenue recognized under our Cabiralizumab Collaboration Agreement with BMS for the achievement of the developmental milestone for the dosing of the first patient in BMS’s Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer as well as an increase of $5.1 million of collaboration and license revenue from our collaboration with Zai Lab. This increase was offset by a $10.3 million decrease in research and development funding from our Original Collaboration Agreement with BMS as our Phase 1a/1b combination trial completed enrollment, a $5.0 million decrease related to a 2017 developmental contingent payment from our Immuno-Oncology Research Collaboration with BMS, a $3.0 million decrease from the Fibrosis and CNS collaboration with UCB due to the completion of the performance obligation under this agreement, a $0.9 million decrease from our Immuno-Oncology Research Collaboration with BMS and a $0.5 million decrease in revenue from the Respiratory Diseases Collaboration with GSK.

Research and Development

Our research and development expenses increased by $5.4 million, or 3.6%, to $156.3 million for the year ended December 31, 2018 from $150.9 million for the year ended December 31, 2017. This increase was due to $10.4 million in milestone payments associated with the first patient dosed in our Phase 3 FIGHT trial, a $4.4 million increase in the cost to develop companion diagnostics for use in our bemarituzumab development program, a $3.0 million increase in facility and depreciation costs, a $2.6 million increase in clinical trial expenses, a $1.9 million increase in expense related to temporary resources and a $1.5 million increase in lab supplies and other lab costs. These increases were offset by a $10.6 million decrease in manufacturing costs to advance our FPA150 and FPT155 programs and the FPA154 program, which we terminated in 2017, a $7.4 million decrease in preclinical expense to advance FPA150 towards clinical development and for preclinical expense, including licensing fees associated with FPA154 and a $0.3 million decrease in employee compensation.

General and Administrative

Our general and administrative expenses decreased by $0.3 million, or 0.7%, to $39.7 million in 2018 from $40.0 million in 2017. This decrease was primarily due to a $2.7 million decrease in compensation costs and a $0.5 million decrease in facilities expense related to our corporate office and laboratory facility offset by increases of $2.4 million in expense related to temporary resources and $0.6 million in other miscellaneous costs.

Income Tax Benefit (Provision)

We recognized a tax expense of $1.7 million in 2017 related to deficiency interest based on the Internal Revenue Service reducing our tentative net operating loss carryback refund claim filed in March 2017.

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
(in millions)	2017	2016
Collaboration and license revenue	$39.5	$30.7
Operating expenses:
Research and development	150.9	94.1
General and administrative	40.0	35.8
Total operating expenses	190.9	129.9
Interest income	3.0	2.5
Other expense, net	(0.1)	-
Loss before income tax	(148.5)	(96.7)
Income tax (provision) benefit	(1.7)	31.0
Net loss	$(150.2)	$(65.7)

Collaboration and License Revenue

Collaboration and license revenue increased by $8.8 million, or 28.7%, to $39.5 million in 2017 from $30.7 million in 2016. This increase was primarily due to the $9.3 million increase in revenue from our Original Collaboration Agreement with BMS and a $4.3 million increase in revenue, primarily from a $5.0 million developmental contingent payment from our Immuno-Oncology Research Collaboration with BMS, offset by a $4.5 million decrease in revenue recognized under our Respiratory Diseases Collaboration with GSK as the research term ended in July 2016.

Research and Development

Our research and development expenses increased by $56.8 million, or 60.4%, to $150.9 million in 2017 from $94.1 million in 2016. This increase was primarily due to an increase of $19.0 million to advance our FPA150 development program, which was included in preclinical programs before 2017. There was also an increase of $14.2 million to further advance our preclinical programs toward filing INDs, a $9.6 million to advance cabiralizumab in our Phase 2 clinical trial in diffuse pigmented villonodular synovitis, or PVNS, and our Phase 1a/1b clinical trial in immuno-oncology, a $12.9 million increase to advance our bemarituzumab development program and a $1.3 million increase for our FP-1039 program.

General and Administrative

Our general and administrative expenses increased by $4.2 million, or 11.7%, to $40.0 million in 2017 from $35.8 million in 2016, primarily due to a $1.6 million increase in overhead and facilities expense related to our corporate office and laboratory facility, a $1.0 million increase in stock-based compensation costs, a $0.7 million increase in spending associated with the development of our commercialization strategy and a $0.6 million increase in compensation costs.

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

Liquidity and Capital Resources

As of December 31, 2018, we had $270.1 million in cash, cash equivalents and marketable securities invested in a money market fund, U.S. Treasury securities and commercial paper with maturities of 10 months or less.

In January 2018, we closed on a public offering of 5,897,435 shares of our common stock, which included 769,230 shares sold upon the underwriters' full exercise of their option to purchase additional shares, resulting in aggregate gross proceeds of $115.0 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, and net proceeds of approximately $107.6 million after deducting these amounts.

On November 6, 2018, we filed a shelf registration on Form S-3 with the SEC for the issuance and sale of up to an aggregate of $250.0 million in shares of our common stock.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in millions)	2018	2017	2016
Net cash used in operating activities	$(122.5)	$(112.2)	$(79.8)
Net cash (used in) provided by investing activities	(2.5)	174.2	(53.7)
Net cash provided by (used in) financing activities	109.2	(9.9)	(8.9)

Net Cash Used in Operating Activities

Net cash used in operating activities was $122.5 million during the year ended December 31, 2018. The net loss of $140.4 million was offset by non-cash charges of $29.5 million for stock-based compensation expense and $3.3 million for amortization of property and equipment and of premium on marketable securities. The net change in operating assets and liabilities was $14.8 million.

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

Net cash used in operating activities was $79.8 million during the year ended December 31, 2016. The net loss of $65.7 million was offset by non-cash charges of $32.9 million for stock-based compensation expense, $15.1 million for deferred income taxes, $4.2 million for amortization of premium on marketable securities and $1.7 million for depreciation and amortization. The net change in operating assets and liabilities was $71.1 million, which is primarily due to a $52.8 million decrease in income tax payable and a $16.8 million decrease in deferred revenue from the recognition of revenue in the current period for cash received from collaboration partners in prior periods

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $2.5 million for the year ended December 31, 2018. Net cash used in investing activities primarily relates to payments for the purchases of property and equipment of $11.3 million during the year ended December 31, 2018. The property and equipment purchases consisted primarily of charges related to tenant improvement to our corporate office and laboratory facility and purchases of laboratory equipment to support our research and development activities. This was offset by the maturities of marketable securities exceeding the purchase of such marketable securities by $8.8 million.

Net cash provided by investing activities was $174.2 million for the year ended December 31, 2017. Net cash provided by investing activities for the period presented primarily relates to maturities of marketable securities exceeding purchase of such marketable securities by $179.1 million. Payments for the purchases of property and equipment was $4.9 million during the year ended December 31, 2017. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net cash used in investing activities was $53.7 million for the year ended December 31, 2016. Net cash provided by investing activities for the period presented primarily relates to the purchase of marketable securities exceeding the maturities of such marketable securities by $50.8 million. Payments for the purchases of property and equipment was $3.0 million during the year ended December 31, 2016. The property and equipment purchases consisted primarily of purchases of laboratory equipment to support our research and development activities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $109.2 million during the year ended December 31, 2018, which consisted primarily of $107.6 million in net proceeds from the public offering of our common stock in January 2018 and $4.0 million received from employee stock option exercises. This was offset by $2.4 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

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

Contractual Obligations and Contingent Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2018:

(in millions)		Less Than			More Than
Contractual Obligations	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating leases (1)	$73,601	$7,315	$15,269	$15,851	$35,166
Total obligations	$73,601	$7,315	$15,269	$15,851	$35,166

(1)

Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2018 for our corporate office and laboratory facility in South San Francisco, California and sequencing instruments to support our FPA144 program. The minimum lease payments for our corporate office and laboratory facility above do not include common area maintenance charges or real estate taxes. The minimum lease payments for the sequencing instruments do not include installation and initiation.

The contractual obligations table above does not include any potential future milestone payments to third-parties as part of certain collaboration and in-licensing agreements, which could total up to $145.5 million, or any potential future royalty payments we may be required to make under our license agreements, including with:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of December 31, 2018, we had cash and cash equivalents and marketable securities of $270.1 million, consisting of bank deposits, interest-bearing money market accounts, a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately four months and the longest maturity is ten months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our disclosure committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Five Prime Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Five Prime Therapeutics, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Five Prime Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes, and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

February 26, 2019

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

10.14+	Offer Letter Agreement by and between the company and Bryan Irving, dated as of July 27, 2017.
10.15+	Offer Letter Agreement by and between the company and David V. Smith, dated as of October 24, 2018.
10.16+

Offer Letter Agreement by and between the company and Lewis T. Williams, dated as of November 17, 2017 (incorporated herein by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.17+

Offer Letter by and between the company and Helen Collins, dated as of May 12, 2016 (incorporated herein by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.18+

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
10.22+

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

10.26+	Executive Severance Benefits Agreement by and between the company and Bryan Irving, dated as of September 5, 2017.
10.27+	Executive Severance Benefits Agreement by and between the company and David V. Smith, dated as of November 26, 2018.
10.28+

Executive Severance Benefits Agreement by and between the company and Helen Collins, dated as of March 20, 2017 (incorporated herein by reference to Exhibit 10.30 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.29+

Consulting Agreement by and between the company and Marc Belsky, effective as of April 7, 2018 (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on May 8, 2018).

10.30+

Amendment to Stock Option Agreements by and between the company and Marc Belsky, effective as of April 6, 2018 (incorporated herein by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on May 8, 2018).

10.31+	Form of Retention Award Agreement (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on May 4, 2015).
10.32+	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).
10.33+

Annual Bonus Plan, effective January 1, 2018 (incorporated herein by reference to Exhibit 10.34 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.34+

Form of Indemnification Agreement by and between the company and each of its directors and officers (incorporated herein by reference to Exhibit 10.16 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.35

Lease by and between the company and HCP Oyster Point III LLC, dated as of December 12, 2016 (incorporated herein by reference to Exhibit 10.34 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).

10.36+

Confidential Consulting Agreement by and between the company and FLG Partners, LLC, dated as of April 13, 2018 (incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on May 8, 2018).

Exhibit No.	Description
10.37+	Amendment No. 1 to the Confidential Consulting Agreement by and between the company and FLG Partners, LLC, dated as of October 13, 2018.v
10.38†

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

10.40†

Amendment No. 2 to the Exclusive License Agreement by and between the company and Galaxy Biotech, LLC, dated as of May 30, 2017 (incorporated herein by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.41†

Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of February 6, 2012 (incorporated herein by reference to Exhibit 10.30 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

10.42††	Amendment No. 1 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of June 6, 2013.
10.43††	Amendment No. 2 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of April 27, 2018.
10.44†

Research Collaboration and License Agreement by and between the company and Bristol-Myers Squibb Company, dated as of March 14, 2014 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on August 26, 2014).

10.45†

Amendment No. 1 to the Research Collaboration and License Agreement by and between the company and Bristol-Myers Squibb Company, dated as of January 21, 2016 (incorporated herein by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on March 11, 2016).

10.46†

License and Collaboration Agreement by and between the company and Bristol-Myers Squibb Company, dated as of October 14, 2015 (incorporated herein by reference to Exhibit 10.49 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on March 11, 2016).

10.47†

License and Collaboration Agreement by and between the company and Zai Lab (Shanghai) Co., Ltd., dated as of December 19, 2017 (incorporated herein by reference to Exhibit 10.44 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.48††	Amendment No. 1 to the License and Collaboration Agreement by and between the company and Zai Lab (Shanghai) Co., Ltd., dated as of December 21, 2018.
21.1	Subsidiaries of the company (incorporated herein by reference to Exhibit 21.1 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

Five Prime Therapeutics, Inc.
(Registrant)

Date: February 26, 2019	/s/ Aron Knickerbocker
Aron Knickerbocker President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2019	/s/ David V. Smith
David V. Smith Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Aron Knickerbocker	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2019
Aron Knickerbocker

/s/ David V. Smith	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019
David V. Smith

/s/ Franklin M. Berger	Director	February 26, 2019
Franklin M. Berger

/s/ Kapil Dhingra, M.B.B.S.	Director	February 26, 2019
Kapil Dhingra, M.B.B.S.
/s/ Sheila Gujrathi, M.D.	Director	February 26, 2019
Sheila Gujrathi, M.D.
/s/ Peder Jensen, M.D.	Director	February 26, 2019
Peder Jensen, M.D.

/s/ Garry Nicholson	Director	February 26, 2019
Garry Nicholson

/s/ William Ringo	Chairman of the Board	February 26, 2019
William Ringo

/s/ Lewis T. Williams, M.D., Ph.D.	Director	February 26, 2019
Lewis T. Williams, M.D., Ph.D.

Five Prime Therapeutics, Inc.

Financial Statements

Years ended December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Five Prime Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Five Prime Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the financial statements, the Company changed its method of recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-10 and 2016-12 effective January 1, 2018.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

San Francisco, California

February 26, 2019

Five Prime Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$43,953	$59,790
Marketable securities	226,185	232,900
Receivables from collaborative partners	5,096	13,133
Prepaid and other current assets	13,334	5,367
Total current assets	288,568	311,190
Restricted cash	1,543	1,543
Property and equipment, net	28,718	30,762
Other long-term assets	2,705	552
Total assets	$321,534	$344,047

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,972	$2,237
Accrued personnel-related expenses	7,383	7,156
Other accrued liabilities	15,348	27,519
Deferred revenue, current portion	1,428	12,713
Deferred rent, current portion	1,356	1,356
Total current liabilities	27,487	50,981
Deferred revenue, long-term portion	10,465	10,223
Deferred rent, long-term portion	18,443	17,641
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,625,751 issued and 34,745,721 outstanding at December 31, 2018. 28,982,056 issued and 28,178,639 outstanding at December 31, 2017.	34	28
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	559,892	421,257
Accumulated other comprehensive loss	(106)	(476)
Accumulated deficit	(294,681)	(155,607)
Total stockholders’ equity	265,139	265,202
Total liabilities and stockholders’ equity	$321,534	$344,047

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Collaboration and license revenue	$49,868	$39,508	$30,691
Operating expenses:
Research and development	156,352	150,908	94,072
General and administrative	39,671	40,002	35,831
Total operating expenses	196,023	190,910	129,903
Loss from operations	(146,155)	(151,402)	(99,212)
Interest income	5,792	2,978	2,467
Other loss, net	(84)	(94)	-
Loss before income tax	(140,447)	(148,518)	(96,745)
Income tax (provision) benefit	—	(1,704)	31,048
Net loss	$(140,447)	$(150,222)	$(65,697)
Basic and diluted net loss per common share	$(4.13)	$(5.38)	$(2.44)
Weighted-average shares used to compute basic and diluted net loss per common share	33,976	27,945	26,955

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(140,447)	$(150,222)	$(65,697)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net of tax	370	(437)	35
Comprehensive loss	$(140,077)	$(150,659)	$(65,662)

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share data)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Equity
Balances at December 31, 2015	26,116,886	$26	$372,605	$(74)	$60,649	$433,206
Issuance of common stock under equity incentive plans and related excess tax benefits	1,730,340	1	5,199	—	—	5,200
Repurchase of shares to satisfy tax withholding obligations	(338,149)	—	(14,054)	—	—	(14,054)
Stock-based compensation expense	—	—	32,885	—	—	32,885
Other comprehensive gain	—	—	—	35	—	35
Net loss	—	—	—	—	(65,697)	(65,697)
Balances at December 31, 2016	27,509,077	27	396,635	(39)	(5,048)	391,575
Issuance of common stock under equity incentive plans	992,556	1	4,021	—	—	4,022
Repurchase of shares to satisfy tax withholding obligations	(322,994)	—	(13,909)	—	—	(13,909)
Cumulative effect of adoption of ASU 2016-09	—	—	337	—	(337)	—
Stock-based compensation expense	—	—	34,173	—	—	34,173
Other comprehensive loss	—	—	—	(437)	—	(437)
Net loss	—	—	—	—	(150,222)	(150,222)
Balances at December 31, 2017	28,178,639	28	421,257	(476)	(155,607)	265,202
Issuance of common stock upon follow-on public offering, net of issuance costs	5,897,435	6	114,994	—	—	115,000
Issuance costs related to the follow-on public offering	—	—	(7,388)	—	—	(7,388)
Issuance of common stock under equity incentive plans	821,456	—	3,963	—	—	3,963
Repurchase of shares to satisfy tax withholding obligations	(151,809)	—	(2,402)	—	—	(2,402)
Effect of adoption of ASU 2014-09	—	—	—	—	1,373	1,373
Stock-based compensation expense	—	—	29,468	—	—	29,468
Other comprehensive gain	—	—	—	370	—	370
Net loss	—	—	—	—	(140,447)	(140,447)
Balances at December 31, 2018	34,745,721	34	559,892	(106)	(294,681)	265,139

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income loss	$(140,447)	$(150,222)	$(65,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,020	2,513	1,742
Loss on disposal of property and equipment	38	95	9
Stock-based compensation expense	29,468	34,173	32,885
Amortization of discounts and premiums on marketable securities	(1,750)	1,621	4,187
Excess tax benefits from employee equity incentive plans	—	—	3,123
Deferred income taxes	—	—	15,071
Changes in operating assets and liabilities:
Receivables from collaborative partners	8,037	(9,174)	95
Income tax receivable	—	4,670	(4,670)
Prepaid, other current assets, and other long-term assets	(10,120)	4,235	(2,999)
Restricted cash	—	—	(1,543)
Accounts payable	(265)	1,903	(1,560)
Accrued personnel-related expenses	227	(801)	1,079
Deferred revenue	(9,670)	(9,070)	(16,771)
Deferred rent	802	3,699	(768)
Income tax payable	—	—	(52,843)
Other accrued liabilities, and other long-term liabilities	(3,854)	4,174	8,909
Net cash used in operating activities	(122,514)	(112,184)	(79,751)
Investing activities
Purchases of marketable securities	(377,365)	(330,363)	(516,752)
Maturities of marketable securities	386,200	509,500	466,000
Proceeds from disposal of property and equipment	—	12	—
Purchases of property and equipment	(11,331)	(4,941)	(2,961)
Net cash (used in) provided by investing activities	(2,496)	174,208	(53,713)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	107,612	—	—
Proceeds from issuance of common stock under equity incentive plans	3,963	4,022	8,323
Repurchase of shares to satisfy tax withholding obligations	(2,402)	(13,909)	(14,054)
Excess tax benefits from employee equity incentive plans	—	—	(3,123)
Net cash provided by (used in) financing activities	109,173	(9,887)	(8,854)
Net (decrease) increase in cash and cash equivalents and restricted cash	(15,837)	52,137	(142,318)
Cash, cash equivalents and restricted cash at beginning of period	61,333	9,196	149,971
Cash, cash equivalents and restricted cash at end of period	$45,496	$61,333	$9,196

Supplemental disclosure
Income taxes paid	$—	$1,704	$11,433
Property and equipment purchases included in accrued liabilities	$716	$9,033	$1,232
Tenant improvement by the landlord	$—	$14,324	$—

Supplemental cash flow information
Cash and cash equivalents at beginning of period	$59,790	$7,653	$149,971
Restricted cash at beginning of period	1,543	1,543	-
Cash, cash equivalents and restricted cash at beginning of period	61,333	9,196	149,971

Cash and cash equivalents at end of period	$43,953	$59,790	$7,653
Restricted cash at end of period	1,543	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	45,496	61,333	9,196

The accompanying notes are an integral part of these financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2018

1. Business

Five Prime Therapeutics, Inc. (we, us, our, or the Company) is a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

We have reclassified certain prior period amounts within our footnotes to conform to our current period presentation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes as of the date of the financial statements. The most significant estimates in the Company’s financial statements include the recognition of revenue, stock-based compensation, completeness of clinical trial accruals and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are recorded at face value, or cost, which approximates fair value.

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

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. We consider our available-for-sale portfolio as available for use in current operations. Accordingly, we classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income or loss and reported as a separate component of stockholders’ equity or deficit until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. We adjust the amortized cost of securities for amortization of premiums and accretion of discounts to maturity. We include interest on short-term investments in interest income. In accordance with our investment policy, management invests to diversify credit risk and only invests in debt securities with high credit quality, including U.S. government securities.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of December 31, 2018.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	December 31, 2018
		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$40,849	$40,849	$—	$—
U.S. Treasury securities	104,140	104,140	—	—
Agency bonds	53,999	53,999	—	—
Corporate bonds	11,893	—	11,893	—
Commercial paper	56,152	—	56,152	—
Certificate of deposit	1,543	—	1,543	—
Total	$268,576	$198,988	$69,588	$—

	December 31, 2017
		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$31,802	$31,802	$—	$—
U.S. Treasury securities	232,900	232,900	—	—
Certificate of deposit	1,543	—	1,543	—
Total	$266,245	$264,702	$1,543	$—

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment. We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. We recognize an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Through December 31, 2018, there have been no such impairment losses.

Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standard Update, or ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, using the modified retrospective transition method. We applied the standard to contracts that were not completed at the date of initial application. Topic 606 provides a unified model to determine how revenue is recognized. We determine revenue recognition for arrangements within the scope of Topic 606 by performing the following five steps: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the company satisfies a performance obligation.

The terms of our collaborative research and development agreements include upfront and license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. We record research and development funding payable to us as accounts receivable when our right to consideration is unconditional. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainty around occurrence of these events, we determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting in Topic 606. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the applicable performance obligation is satisfied. Under Topic 606, we elected to use the practical expedient permitted related to adoption, which does not require us to disclose certain information regarding our remaining performance obligations as of the end of the reporting period prior to the initial date of adoption. Additionally, we elected the practical expedient for certain research and development funding which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value of our performance completed to date. As a result, we effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation.

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

Stock-Based Compensation

We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including restricted stock awards, or RSAs, and stock option awards. For RSAs, stock-based compensation cost is based on the closing market value of our common stock at the date of grant and is recognized as expense ratably over the requisite service period. For stock option awards, stock-based compensation cost is measured at the grant date, based on the fair-value-based measurement of the award estimated using the Black-Scholes option-pricing model, and is recognized as expense over the requisite service period on a straight-line basis. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

Income Taxes

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided when the expected realization of the deferred tax assets does not meet the more-likely-than-not criteria. As a result, deferred tax assets at the end of 2018 and 2017 are subject to a full valuation allowance. We are required to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It is our practice to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Accounting Pronouncements Adopted in 2018

In May 2014, FASB issued Topic 606, which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles, or GAAP. FASB subsequently issued amendments to Topic 606 that have the same effective date and transition date. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in as a result, more judgment and estimates may be required in the course of the revenue recognition process, including with respect to identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

We adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. We applied the standard to contracts that were not completed at the date of initial application. We recorded the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. The adoption of the new revenue recognition guidance resulted in a decrease of $1.4 million to deferred revenue and an increase of $1.4 million to retained earnings as of January 1, 2018. Additionally, we determined that the classification between deferred revenue, current portion, and deferred revenue, long-term portion, changed as a result of adoption of Topic 606. We concluded that we will classify deferred revenue for all licensing and collaboration arrangements as deferred revenue, long-term portion, and will reclassify to deferred revenue, current portion, when the remaining term of the estimated performance period is one year or less.

Our adoption of Topic 606 effective January 1, 2018 affected the following financial statement line items:

Condensed Statements of Operations

	Year Ended December 31, 2018
(in thousands, except per share data)	Under Topic 606	Under Topic 605	Effect of change
Collaboration and license revenue	$49,868	$52,329	$(2,461)
Operating expenses	196,023	196,023	—
Operating loss	$(146,155)	$(143,694)	$(2,461)
Net loss	$(140,447)	$(137,986)	$(2,461)
Net loss per share applicable to common stockholders - basic and diluted	$(4.13)	$(4.06)	$(0.07)

Condensed Balance Sheets

	December 31, 2018
(in thousands)	Under Topic 606	Under Topic 605	Effect of change
Receivables from collaborative partner	$5,096	$5,096	$—
Deferred revenue, current portion	1,428	8,187	(6,759)
Deferred revenue, long-term portion	10,465	2,618	7,847
Accumulated deficit	(294,681)	(293,593)	(1,088)

Condensed Statement of Cash Flows

	Year Ended December 31, 2018
(in thousands)	Under Topic 606	Under Topic 605	Effect of change
Net loss	$(140,447)	$(137,986)	$(2,461)
Decrease in deferred revenue in connection with Topic 606 adoption	1,373	—	1,373
Changes in operating assets and liabilities
Receivables from collaborative partner	8,037	8,037	—
Deferred revenue	(11,043)	(12,131)	1,088
Cash, cash equivalents and restricted cash at beginning of period	61,333	61,333	—
Cash, cash equivalents and restricted cash at end of period	45,496	45,496	—

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

Accounting Pronouncements Not Yet Adopted

In November 2018, FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), or ASU 2018-18, which clarifies when certain transactions between collaborative arrangement participants should be accounted for under Topic 606 and incorporates unit-of-account guidance consistent with Topic 606 to aid in this determination. ASU 2018-18 will become effective January 1, 2020 and will apply to all annual and interim reporting periods thereafter. Early adoption is permitted. ASU 2018-18 should generally be applied retrospectively to the date of initial application of Topic 606. We do not anticipate that the adoption of this standard will have a material effect on our financial statements

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its quarterly report on Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity beginning the first quarter of 2019. We do not anticipate that the adoption of these SEC amendments will have a material effect on our financial position, results of operations, cash flows or shareholders’ equity.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), or ASU 2016-13. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. We do not anticipate that the adoption of this standard will have a material effect on our financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 will become effective January 1, 2019 and will apply to all annual and interim reporting periods thereafter. Early adoption is permitted. Under ASU 2016-02, agreements executed prior to January 1, 2019 that are currently considered leases are expected to be recognized on the consolidated balance sheet as right-to-use lease assets and lease liabilities. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We expect to recognize approximately $50.4 million to $54.8 million in lease liabilities and $31.2 million to $35.6 million in right-of use assets on our balance sheet and derecognize existing deferred tax assets of approximately $4.2 million. Further, we anticipate adoption of the standard will not have a material impact on our statement of operation. We are in the process of updating our controls and procedures for maintaining and accounting for our lease portfolio under the new guidance.

3. Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$40,849	$—	$—	$40,849
U.S. Treasury securities	104,218	—	(78)	104,140
Agency bonds	54,005	9	(15)	53,999
Corporate bonds	11,897	—	(4)	11,893
Commercial paper	56,171	0	(19)	56,152
Total cash equivalents and marketable securities	267,140	9	(115)	267,034
Less: cash equivalents	(40,849)	—	—	(40,849)
Total marketable securities	$226,291	$9	$(115)	$226,185

	December 31, 2017
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$31,802	$—	$—	$31,802
U.S. Treasury securities	233,376	—	(476)	232,900
Total cash equivalents and marketable securities	265,178	—	(476)	264,702
Less: cash equivalents	(31,802)	—	—	(31,802)
Total marketable securities	$233,376	$—	$(476)	$232,900

As of December 31, 2018, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

		Estimated
	Amortized	Fair
	Cost	Value
Debt securities maturing:
In one year or less	$226,291	$226,185
Total marketable securities	$226,291	$226,185

Our cash equivalents and marketable securities have an average maturity of approximately four months and the longest maturity is ten months. There have been no significant realized gains or losses on our available-for-sale securities for the periods presented. We determined that the gross unrealized losses of $0.1 million on our marketable securities as of December 31, 2018 were temporary in nature and related primarily to interest rate shifts rather than significant changes in the underlying credit quality of the securities that we hold. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at December 31, 2018. There were no sales of available-for-sale securities in any of the periods presented.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Computer equipment and software	$2,403	$1,892
Furniture and fixtures	968	947
Laboratory equipment	19,579	17,429
Leasehold improvements	22,175	22,175
	$45,125	$42,443
Less: accumulated depreciation and amortization	(16,407)	(11,681)
Property and equipment, net	$28,718	$30,762

We entered into a lease agreement with respect to our new corporate office and laboratory facility in December 2016. During fiscal 2017, we acquired $22.2 million of leasehold improvements in connection with our move to the new office. We received lease incentives totaling $14.4 million from our landlord for a portion of the costs of these leasehold improvements.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Clinical development	$10,513	$12,580
Manufacturing	1,104	2,835
Trade payable	3,381	3,995
Unpaid leasehold improvements	—	7,742
Other	350	367
Total accrued liabilities	$15,348	$27,519

6. Stockholders’ Equity

We have 110,000,000 shares of authorized capital stock issuable in series, all with a par value of $0.001 per share, of which 100,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our Board is authorized to determine the designation, powers, preferences and rights of any such series. As of December 31, 2018 and 2017, we had 34,745,721 and 28,178,639 shares of common stock outstanding, respectively. There were no shares of preferred stock outstanding as of December 31, 2018 and 2017.

In January 2018, we closed on a public offering of 5,897,435 shares of our common stock, which included 769,230 shares sold upon the underwriters' full exercise of their option to purchase additional shares, resulting in aggregate gross proceeds of $115.0 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, and net proceeds of approximately $107.6 million after deducting these amounts

Equity Incentive Plans

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

The initial number of shares of common stock available for issuance under the 2013 Plan was 3,500,000, which includes the 1,069,985 shares of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless our Board provides otherwise, beginning on January 1, 2014 and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. Under the plan, any shares that are forfeited or expired are added back to the shares available for issuance. As of December 31, 2018, 1,884,387 shares of common stock were available for future issuance of options, restricted stock and other stock-based awards under the 2013 Plan.

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

The following table summarizes option activity under our stock plans and related information:

	Options Outstanding
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
	of Shares	Per Share	Terms	Value
			(in years)	(in thousands)
Balance at January 1, 2018	3,867,645	$30.35
Options granted	858,100	17.05
Options exercised	(328,585)	8.18
Options forfeited	(303,640)	34.20
Options expired	(383,339)	35.69
Balance at December 31, 2018	3,710,181	28.37	7.05	$740,587
Options exercisable at December 31, 2018	2,195,470	26.95	6.03	740,587

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $10.85, $25.78 and $27.95 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $2.4 million, $5.4 million and $30.8 million, respectively.

We recorded stock-based compensation expense related to options of approximately $17.3 million, $19.7 million and $11.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, there was $27.9 million of total unrecognized compensation expense that we expect to recognize over a weighted-average period of 2.5 years.

RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are unforfeitable once fully vested. The fair value of RSAs was based upon the closing sales price of our common stock on the grant date.

The following table summarizes the RSA activity under our stock plans and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at January 1, 2018	803,417	$40.24
RSAs granted	715,775	17.62
RSAs vested	(392,136)	34.89
RSAs forfeited	(247,026)	32.66
Unvested balance at December 31, 2018	880,030	26.36

The total fair value on the date of vesting of RSAs that vested in 2018, 2017 and 2016 was $6.2 million, $30.8 million, and $33.2 million, respectively.

We recorded stock-based compensation expense related to RSAs of approximately $11.6 million, $14.0 million and $20.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, there was $16.6 million of unrecognized compensation cost related to unvested employee and director RSAs that we expect to recognize over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 23, 2013. We initially reserved a total of 250,000 shares of common stock for issuance under the ESPP. Unless our Board provides otherwise, continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of December 31, 2018, 1,138,877 shares of common stock were available for issuance under the ESPP.

Under our ESPP, employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. We issued a total of 100,735 shares under the ESPP in 2018.

The compensation expense related to the ESPP was $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $0.2 million of unrecognized compensation cost related to the ESPP, which we expect to recognize over 4.4 months.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Research and development	$15,426	$18,285	$17,960
General and administrative	14,042	15,888	14,925
Total	$29,468	$34,173	$32,885

We estimated the fair value of each award using the Black-Scholes option-pricing model based on the date of grant of such award with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Expected term (years)	5.5-6.3	5.5-6.3	5.5-6.3	0.5	0.5	0.5
Expected volatility	68-70%	66-70%	69-74%	47-94%	42-94%	47-57%
Risk-free interest rate	2.6-2.9%	1.9-2.2%	1.3-1.8%	1.4-2.5%	1.0-1.4%	0.4-0.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The expected term of options granted represents the period of time that we expect options granted to remain outstanding, which we determined using the simplified method as we have insufficient historical information to provide a basis for estimate. The expected term of the ESPP rights is equal to the six-month look-back period. Volatility for options granted is based on the historical volatility of our stock price since we became publicly traded. Volatility for ESPP rights is equal to our historical volatility over the six-month look-back period. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve with a maturity equal to the expected term in effect at the time of grant. We have not paid, and do not anticipate paying, cash dividends on our shares of common stock; therefore, the expected dividend yield is zero.

7. Earnings per Share

The computation of basic loss per share is based on the weighted-average number of our common shares outstanding. The computation of diluted loss per share is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include shares that may be issued under our equity incentive plans, determined using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(140,447)	$(150,222)	$(65,697)

Denominator:
Denominator for basic loss per share - weighted-average shares	33,976	27,945	26,955
Denominator for diluted loss per share	33,976	27,945	26,955

Basic and diluted net loss per share	$(4.13)	$(5.38)	$(2.44)

We excluded the following securities from the calculation of diluted net loss per share as the effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	3,710	3,843	2,981
RSAs	880	886	1,278
Total	4,590	4,729	4,259

8. License and Collaboration Agreements

The following table presents changes during the year ended December 31, 2018 in the balances of our contract assets, including receivables from collaboration partners, and contract liabilities, including deferred revenue.

(in thousands)	Contract Assets
Balance at January 1, 2018	$13,133
Additions	39,262
Deductions	(47,299)
Balance at December 31, 2018	$5,096

(in thousands)	Contract Liabilities
Balance at January 1, 2018	$21,563
Additions for advance billings	4,727
Deductions for performance obligations satisfied in current period	(12,218)
Deductions for performance obligations satisfied in the prior periods in connection with updates to the measure of progress	(2,179)
Balance at December 31, 2018	$11,893

Bristol-Myers Squibb Company

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the Immuno-Oncology Research Collaboration, with Bristol-Myers Squibb Company, or BMS, to carry out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the Immuno-Oncology Research Collaboration, we granted BMS an exclusive, worldwide license to research, develop and commercialize products directed towards certain targets in the checkpoint pathways. BMS has an option to take exclusive licenses to additional targets we may identify in these checkpoint pathways pursuant to the research plan under the immuno-oncology research collaboration. Based on data arising from our activities under the research plan, in January 2016, we amended the Immuno-Oncology Research Collaboration to add an additional checkpoint pathway to the research program, for a total of three immune checkpoint pathways.

We received an upfront payment of $20.0 million from BMS in April 2014 in connection with our entry into the Immuno-Oncology Research Collaboration. BMS was obligated to pay us $9.5 million in research funding over the course of the three-year research term based on the research activities currently planned under the research plan. BMS had the option to extend the research term for two additional one-year periods on a year-by-year basis for an additional $2.1 million for each extension, during which extensions we would be obligated to perform additional services as agreed to with BMS and BMS would be obligated to pay us research funding with respect to such services. The initial research term under the Immuno-Oncology Research Collaboration expired in March 2017. In each of December 2016 and December 2017, BMS exercised its option to extend the research term for an additional year to March 2018 and March 2019, respectively. In connection with entering into the Immuno-Oncology Research Collaboration, BMS purchased 994,352 shares of our common stock at a price per share of $21.16, for an aggregate purchase price of $21.0 million. We determined that the purchase price of $21.16 per share exceeded the fair value of our common stock by $2.4 million and, therefore, recorded the $2.4 million as deferred revenue that we are recognizing in the same manner as the $20.0 million upfront payment and research funding. We are eligible to receive certain contingent payments with respect to each target subject to the Immuno-Oncology Research Collaboration and royalties on sales of products related to such targets, if any. In December 2017, we recognized $5.0 million related to a developmental contingent payment.

The Immuno-Oncology Research Collaboration will terminate upon the expiration of all payment obligations under the collaboration. In addition, BMS may terminate the Immuno-Oncology Research Collaboration in its entirety or on a collaboration target-by-collaboration target basis at any time with advance written notice, and either party may terminate the collaboration in its entirety or on a collaboration target-by-collaboration target basis with written notice for the other party’s material breach if such other party fails to timely cure the breach or immediately upon certain insolvency events.

We identified one performance obligation under the Immuno-Oncology Research Collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s options to select additional collaboration targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period. For year ended December 31, 2018, no adjustments were made to the transaction price.

Upon adoption of Topic 606, we recognized an additional $0.7 million of revenue, through a decrease to deferred revenue and an increase to beginning retained earnings, based on the difference between the input method currently used under Topic 606 and the ratable recognition method previously used under Topic 605. Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. Revenue recognized from the performance obligation was $6.1 million for the year ended December 31, 2018. Through December 31, 2018, we have recognized $34.6 million of the transaction price as collaboration revenue under the agreement. We will recognize the remaining transaction price of $1.5 million as revenue under the input method over the estimated performance period.

For the years ended December 31, 2018, 2017, and 2016, we recognized $6.1 million, $12.0 million and $7.7 million, respectively, of revenue under the Immuno-Oncology Research Collaboration. As of December 31, 2018 and 2017, we had deferred revenue relating to the immuno-oncology research collaboration of $1.5 million and $6.3 million, respectively.

License and Collaboration Agreement

On October 14, 2015, we entered into a license and collaboration agreement, or the Cabiralizumab Collaboration Agreement, pursuant to which we granted BMS exclusive global rights to develop and commercialize certain colony stimulating factor-1 receptor, or CSF1R, antibodies, including our monoclonal CSF1R inhibiting antibody that we refer to as cabiralizumab, and all modifications, derivatives, fragments, or variants of such antibodies, each of which we refer to as a licensed antibody. Under the terms of the Cabiralizumab Collaboration Agreement, BMS is responsible, at its expense, for developing products containing licensed antibodies, each of which we refer to as a licensed product, under a development plan, subject to our option, at our own expense, to conduct certain studies, including registration-enabling studies to support approval of cabiralizumab. BMS is responsible for manufacturing and commercializing each licensed product and we will retain rights to a U.S. co-promotion option. The Cabiralizumab Collaboration Agreement supersedes the clinical trial collaboration agreement we entered into with BMS in November 2014, or the Original Collaboration Agreement. We assessed the two agreements separately as standalone agreements under Topic 606.

We received an upfront payment of $30.0 million from BMS in December 2014 in connection with our entry into the Original Collaboration Agreement. We are completing our Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo, BMS’s programmed-death 1 (PD-1) immune checkpoint inhibitor, with cabiralizumab in multiple tumor types, which we commenced under the Original Collaboration Agreement. BMS bears all costs and expenses relating to this trial, including manufacturing costs for the supply of cabiralizumab, except that we are responsible for our own internal costs, including internal personnel costs.

Under the Original Collaboration Agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo. The transaction price consists of the $30.0 million non-refundable upfront fee under the Original Collaboration Agreement.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our CRO, as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. No adjustment was necessary upon adoption of Topic 606. We recognized $6.6 million of the transaction price as revenue for the year ended December 31, 2018. Total revenue recognized for reimbursements for the year ended December 31, 2018, was $6.9 million. Through December 31, 2018, we recognized $24.8 million of the transaction price as collaboration revenue under the Original Collaboration Agreement. The remaining transaction price of $5.2 million is recorded in deferred revenue as of December 31, 2018 and will be recognized as revenue under the input method over the estimated performance period.

Under the Cabiralizumab Collaboration Agreement, we identified the following performance obligations: (1) license grant to BMS and (2) transfer of licensed know-how to BMS. The transaction price consists of the $350.0 million non-refundable up-front fee. We concluded that the transaction price should not yet include milestone payments that may become due as they are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2018, no adjustments were made to the transaction price.

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

For the years ended December 31, 2018, 2017, and 2016, we recognized $38.4 million, $23.7 million and $14.4 million, respectively, of revenue under the license and collaboration agreements. As of December 31, 2018 and 2017, we had deferred revenue relating to the license and collaboration agreements of $5.2 million and $11.8 million, respectively.

Zai Lab China License and Collaboration Agreement

In December 2017, we entered into a license and collaboration agreement, or the China Collaboration Agreement, with Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

Under the terms of the China Collaboration Agreement, Zai Lab will be responsible, at its expense, for (i) developing and commercializing products containing the licensed antibody, each, a licensed product, under a territory development plan and (ii) performing certain development activities to support our global development and registration of licensed products, including our Phase 3 FIGHT trial, in the territory, under a global development plan. Under the terms of the China Collaboration Agreement, Zai Lab paid us a $5.0 million non-refundable and non-creditable upfront fee ($4.2 million after netting of value-added tax withholdings of $0.8 million) in January 2018. Pursuant to the China collaboration agreement, with respect to each licensed product, we are eligible to receive up to $39.0 million of specified developmental and regulatory milestone payments. Zai Lab will also be obligated to pay us a royalty, on a licensed product-by-licensed product and region-by-region basis. In addition, Zai Lab agreed to reimburse us for certain global development activities, which is limited to a maximum of $10.0 million, and certain costs for the development of companion diagnostics.

We identified the following performance obligations: (1) license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the License Grant and (2) development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. In our evaluation of the transaction price upon the adoption of Topic 606, the $4.2 million non-refundable upfront fee and $8.3 million of expected reimbursement from Zai Lab for global development activities were included as part of the transaction price of $12.5 million. We estimated the $8.3 million of expected reimbursements from Zai Lab based on the probability-weighted amounts of a range of possible consideration amounts. In September 2018, we recorded a $1.7 million receivable related to Zai Lab’s $2.0 million clinical development milestone payment, net of value-added tax and other withholdings of $0.3 million, which became due upon dosing of the first patient in the Phase 3 FIGHT trial. We have since re-evaluated the transaction price and increased the transaction price by $2.2 million to $14.7 million which includes the $4.2 million non-refundable upfront fee, $8.8 million of expected reimbursement from Zai Lab for global development activities and the $1.7 million clinical development milestone payment. We have not included the remaining regulatory milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

We use the input method to measure progress toward completion of the performance obligation for the License Grant. We concluded that revenue will be recognized based on actual costs incurred by our CRO as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements for the development of companion diagnostics when we have the right to invoice Zai Lab.

No adjustment was necessary upon adoption of Topic 606. For the year ended December 31, 2018, revenue recognized for the License Grant was $1.7 million. Total revenue recognized for the companion diagnostics development performance obligation was $3.3 million. Of the remaining transaction price of $12.9 million, we recorded $5.2 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $8.7 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

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

 Based on our assessment of the Respiratory Diseases Collaboration and the Muscle Disease Collaboration under Topic 606, we identified one performance obligation under each collaboration for the research license and research activities. The non-refundable upfront fees, the equity premiums and the variable consideration for research activities are included as part of the transaction prices for each collaboration. The clinical and regulatory development milestone payments have not been included in the transaction prices, as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. Under the Respiratory Diseases Collaboration, additional research funding that GSK had the option to add was also not included in the transaction price. As the Muscle Diseases Collaboration with GlaxoSmithKline LLC terminated in April 2018, we are no longer eligible to receive milestone payments or royalties under that collaboration. We will re-evaluate the transaction price for the Respiratory Diseases Collaboration in each reporting period as uncertain events are resolved and other changes in circumstances occur. For year ended December 31, 2018, no adjustments were made to the transaction prices of the collaborations with GSK or GlaxoSmithKline LLC.

Under the Respiratory Diseases Collaboration and the Muscle Diseases Collaboration, the non-refundable upfront fees, the equity premiums and the payment for research activities were fully recognized in 2016 and 2014, respectively. As the performance obligations were fully satisfied in prior years, no adjustment to revenue was necessary under Topic 606.

For the years ended December 31, 2018, 2017 and 2016, we recognized $0, $0.5 million and $1.8 million of milestone revenue, respectively, and $0, $0 and $3.2 million of revenue for progress made toward the performance obligation, respectively, under the Respiratory Diseases Collaboration.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, or the Fibrosis and CNS Collaboration, with UCB Pharma, S.A., or UCB, to identify potential biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders.

Under the terms of the Fibrosis and CNS Collaboration, UCB paid us an upfront payment of $6.0 million in March 2013. In addition, UCB agreed to pay us $6.6 million for a technology fee and $2.0 million for research funding. As of December 31, 2015, we fully collected the technology fees and research funding under the Fibrosis and CNS Collaboration. We are eligible to receive certain evaluation and selection fees and contingent payments with respect to each protein target that UCB elects to obtain an exclusive license, and royalties on the sales of products related to such targets, if any. Our initial research activities under this agreement were completed in March 2016. Upon the completion of those research activities, UCB had up to a two-year evaluation period, which ended in March 2018, during which we were obligated to perform additional services at the request of UCB.

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

Based on our assessment of the Fibrosis and CNS Collaboration under Topic 606, we identified research activities as our only performance obligation. UCB’s options to select additional collaboration targets and to license exclusive rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $15.6 million includes the $6.0 million non-refundable upfront fee, the $6.6 million technology access fee, the $1.0 million reimbursement for reagent costs and the $2.0 million of research funding. We have not included the clinical and regulatory development milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2018, there was no change in the transaction price.

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

During 2018, 2017 and 2016, we recognized $0.3 million, $0.3 million and $0.4 million in target evaluation and selection fees, respectively. For the years ended December 31, 2018, 2017 and 2016, revenue recognized for the performance obligation was $0, $3.0 million and $3.1 million, respectively. As of December 31, 2017, we had deferred revenue of $0.6 million which was fully recognized upon adoption of Topic 606.

9. Acquired Technologies

Galaxy Biotech, LLC

In December 2011, we entered into an exclusive license agreement with Galaxy Biotech, LLC, or Galaxy, for the development, manufacturing, and commercialization of certain anti-FGFR2b monoclonal antibodies. Under the terms of the agreement, we agreed to pay Galaxy an upfront license payment of $3.0 million. We paid the upfront payment in two equal installments in January 2012 and July 2012. As we had full access to the technology and materials upon execution of the agreement, the lead compound was in an early stage of development, and the underlying technology has no alternative future uses, we recorded the entire upfront payment to research and development expenses in our statement of operations for the year ended December 31, 2011. We are also required to make additional payments based upon the achievement of certain intellectual property, development, regulatory, and commercial milestones, as well as royalties on future net sales of products resulting from development of this purchased technology, if any. In May 2016, we amended the license agreement to revise certain milestone definitions, reduce certain milestone payments and add certain development-related milestone payments that were triggered by dosing of certain patients in the Phase 1 clinical trial of bemarituzumab. We made milestone payments to Galaxy totaling $9.5 million, $0 and $2.5 million in 2018, 2017 and 2016, respectively. In May 2017, we further amended the license agreement to align the net sales definition under the agreement to the net sales definition under any sublicense we may grant under the agreement and to amend the termination provisions to allow for a direct license between Galaxy and any sublicensee upon termination of the agreement.

BioWa, Inc. and Lonza Sales AG

In February 2012, we entered into a license agreement with BioWa, Inc. and Lonza Sales AG, or BioWa-Lonza, pursuant to which BioWa-Lonza granted us a non-exclusive license to use their Potelligent® CHOK1SV technology, including the CHOK1SV cell line, and a non-exclusive license to related know-how and patents. This license is necessary for our bemarituzumab antibody.

In November 2015, we entered into a separate license agreement for the same technology with BioWa-Lonza for our FPA150 antibody program.

We are obligated to pay BioWa-Lonza aggregate milestone payments of up to $24.5 million and $25.4 million, respectively, for development, regulatory and commercialization milestones achieved in our bemarituzumab and FPA150 antibody programs. We are also obligated to pay BioWa-Lonza tiered royalties on net sales up to mid-single digit percentages of the proceeds of such sales. We made milestone payments to BioWa-Lonza under both agreements totaling $1.2 million, $0 and $0, respectively, in 2018, 2017 and 2016.

Our license agreements with BioWa-Lonza will remain in effect until the expiration of our royalty obligations under each agreement, unless earlier terminated. For each licensed product under each agreement, we are obligated to pay BioWa-Lonza royalties on net sales of such licensed product on a country-by-country basis for the longer of the life of the licensed patents covering such licensed product in such country or 10 years after the first commercial sale of such licensed product in a major market country, which includes the United States .

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

10. Income Taxes

For the year ended December 31, 2018, we did not record any income tax expense as compared to an income tax expense of $1.7 million for the year ended December 31, 2017 and an income tax benefit of $31.0 million for the year ended December 31, 2016.

For the year ended December 31, 2017, the income tax expense related to deficiency interest was based on the Internal Revenue Service reducing our tentative net operating loss carryback refund claim filed in March 2017. For the year ended December 31, 2016, the federal tax benefit represents the reversal of the federal tax provided in 2015 due to our ability to carryback federal tax attributes generated in 2016, but not in an amount that was lower than any minimum taxes as provided under federal law.

The components of our income tax expense (benefit) were as follows:

	Year Ended December 31,
	2018	2017	2016
Current tax expense (benefit)
Federal	$—	$1,703	$(40,740)
State	—	1	(5,340)
Total current expense (benefit)	—	1,704	(46,080)

Deferred tax expense
Federal	—	—	15,032
State	—	—	—
Total deferred tax expense	—	—	15,032

Total tax expense (benefit)	$—	$1,704	$(31,048)

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax	$(29,495)	$(51,981)	$(33,862)
State statutory income tax	1	1	(3,471)
Stock compensation	3,698	(4,847)	715
Nontaxable equity premiums	(85)	(168)	(248)
Change in valuation allowance	38,953	41,633	12,152
Remeasurement of deferred taxes	—	27,122	—
Research and orphan drug credits	(13,192)	(11,029)	(8,029)
Interest charge, net of federal benefit	—	1,107	—
Other permanent items	120	(134)	1,695
Income tax expense (benefit)	$—	$1,704	$(31,048)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Although the Tax Act is generally effective on January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. Because of the impacts of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As a result, as of December 31, 2017, we performed a provisional estimate of the effect of the Tax Act in the financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act. No material adjustments were noted from the completion of the analysis as of December 31, 2018. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing our deferred tax assets by $27.1 million with a corresponding reduction in our valuation allowance, which had no effect on our effective tax rate.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	As of December 31,
	2018	2017
Net operating loss carryforwards	$60,566	$39,405
Research and orphan drug credits	58,614	42,070
Deferred revenue	2,410	3,701
Stock-based compensation	7,698	7,017
Capitalized license and depreciation basis differences	3,412	892
Reserves, accruals and tenant improvement allowances	5,639	5,738
Total deferred tax assets	138,339	98,823
Less: valuation allowance	(134,492)	(94,315)
Net deferred tax assets	$3,847	$4,508

Capitalized license and depreciation basis differences	(3,396)	(4,069)
Prepaid expenses	(451)	(439)
Total deferred tax liabilities	$(3,847)	$(4,508)
Total net deferred tax assets	$—	$—

Based on all available objective evidence, we determined it is more likely than not that we will not fully realize all our net deferred tax assets. The available objective evidence considered was our inability to further recover any taxes previously paid and expectation of future taxable income. Accordingly, we recorded a valuation allowance against all our net deferred tax assets for the years ended December 31, 2018 and 2017. We will continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. Our valuation allowance increased by $40.2 million and $47.4 million, respectively, during 2018 and 2017.

At December 31, 2018, we had approximately $257.0 million of federal net operating losses available for future use that expire beginning in 2024 and federal research and Orphan Drug credits of approximately $52.2 million available for future use that expire beginning in 2026.

At December 31, 2018, we also had approximately $155.1 million of state net operating losses available for future use that expire beginning in 2028 and state research credits of approximately $21.4 million that have no expiration date.

Utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

We had $16.7 million, $13.6 million and $9.4 million of unrecognized tax benefits as of December 31, 2018, 2017 and 2016, respectively. The unrecognized tax benefits are primarily tax credits for all years and state net operating loss carryover related for certain prior years. As of December 31, 2018, we recorded no interest or penalties related to income taxes. Comparatively, we recorded $1.7 million of interest as of December 31, 2017. A reconciliation of our unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

Unrecognized
Income Tax
Benefits
Balance as of December 31, 2015	$3,432
Additions for prior year tax positions	4,394
Additions for current year tax positions	1,577
Balance as of December 31, 2016	9,403
Additions for prior year tax positions	691
Additions for current year tax positions	3,490
Balance as of December 31, 2017	13,584
Additions for prior year tax positions	622
Additions for current year tax positions	2,454
Balance as of December 31, 2018	$16,660

In the event we are able to recognize these uncertain positions, most of the $16.7 million of the unrecognized tax benefits would reduce our effective tax rate. We currently have a full valuation allowance against our deferred tax assets, which would impact the timing of the effective tax rate benefit, should any of these uncertain positions be favorably settled in the future. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 2003 forward remain open to examination due to the carryover of unused net operating losses and tax credits. We have no ongoing tax examinations by tax authorities at this time.

11. Commitments and Contingencies

Operating Leases

We entered into a lease agreement for our new corporate office and laboratory facility in December 2016, which we refer to as the lease. We moved into our new corporate office and laboratory facility in December 2017. The lease has an initial term of 10 years, beginning on the rent commencement date, with an option to extend the lease for an additional period of five years. We did not have to pay rent until the rent commencement date of January 1, 2018 and rent was reduced by 50% for the first six months. The lease contains scheduled rent increases over the lease term. We recognize the related rent expense for the lease on a straight-line basis over the term of the lease with the difference between the rent paid and the straight-line rent expense recorded as deferred rent. As of December 31, 2018 and 2017, deferred rent totaled $7.6 million and $5.4 million, respectively.

We received lease incentives totaling $14.4 million recorded as deferred rent from our landlord for a portion of the costs of leasehold improvements we made to the premises. We amortize the incentives on a straight-line basis over the term of the lease as a reduction of rent expense. As of December 31, 2018 and 2017, the unamortized leasehold improvement incentive totaled $12.2 million and $13.6 million, respectively. In addition, the lease required us to deliver an irrevocable standby letter of credit in an amount of $1.5 million to the landlord for the period commencing on the effective date of the agreement until at least 60 days after the expiration of the lease, subject to 50% reduction on January 1, 2023 if certain conditions are met.

In July 2018, we entered into a lease agreement for the installation, operational qualifications and performance qualifications of four sequencing instruments to support our bemarituzumab program. The agreement has two 3-year terms based on delivery dates for the first three instruments in July 2018 and the fourth instrument in January 2019. The lease contains consistent rent payments over the terms of the lease. We recognize the related rent expense for the delivered instruments on a straight-line basis over the term of the lease.

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $5.9 million, $6.9 million, and $2.3million, respectively. The estimated future minimum commitments under our non-cancelable operating leases are as follows (in thousands):

Year ending December 31:
2019	7,315
2020	7,564
2021	7,705
2022	7,787
2023	8,064
2024 and on	35,166
Total estimated minimum payments	$73,601

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

12. Subsequent Events

In January 2019, we implemented a corporate restructuring, or the restructuring, to focus our resources on our clinical development and late-stage research programs. Pursuant to the restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing.

We estimate approximately $2.0 million of pre-tax charges for severance and other costs related to the restructuring, primarily during the first quarter of 2019.

13. Selected Quarterly Financial Information (Unaudited)

The following amounts are in thousands, except per share amounts:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2018	2018	2018	2018
	(Unaudited)

Revenue	$32,486	$7,580	$5,771	$4,031
Net loss	(20,390)	(34,060)	(47,244)	(38,753)
Basic and diluted net loss per share	(0.63)	(0.99)	(1.37)	(1.12)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2017	2017	2017	2017
	(Unaudited)

Revenue	$10,135	$7,822	$8,333	$13,218
Net loss	(33,443)	(44,286)	(43,282)	(29,211)
Basic and diluted net loss per share	(1.21)	(1.58)	(1.54)	(1.04)

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted net loss per share amounts.