Form 10-Q
period 2019-03-31
FIVE PRIME THERAPEUTICS INC
filed 2019-05-09
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FPRX	The Nasdaq Stock Market LLC

As of May 2, 2019, the number of outstanding shares of the registrant’s common stock was 36,062,578.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q, or this report, contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments or royalties, and the timing of such payments;
•	our and our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the extent of protein overexpression and gene amplification in certain patient populations;
•	the timing or likelihood of regulatory filings and approvals for products we or our partners develop;
•	the ability to negotiate adequate reimbursement and pricing for our drug candidates by third parties and government authorities;
•	developments relating to our competitors and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$29,632	$43,953
Marketable securities	207,325	226,185
Receivables from collaborative partners	3,363	5,096
Prepaid and other current assets	10,221	13,334
Total current assets	250,541	288,568
Restricted cash	1,543	1,543
Property and equipment, net	28,146	28,718
Operating lease, right-of-use assets	32,722	—
Other long-term assets	2,812	2,705
Total assets	$315,764	$321,534

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,436	$1,972
Accrued personnel-related expenses	3,465	7,383
Other accrued liabilities	12,473	15,348
Operating lease obligations, current portion	3,698	—
Deferred revenue, current portion	—	1,428
Deferred rent, current portion	—	1,356
Total current liabilities	24,072	27,487
Deferred revenue, long-term portion	8,764	10,465
Operating lease obligations, long-term portion	48,602	—
Deferred rent, long-term portion	—	18,443
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,918,291 issued and 34,838,684 outstanding at March 31, 2019; 35,625,751 issued and 34,745,721 outstanding at December 31, 2018.	34	34
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	564,316	559,892
Accumulated other comprehensive income (loss)	42	(106)
Accumulated deficit	(330,066)	(294,681)
Total stockholders' equity	234,326	265,139
Total liabilities and stockholders' equity	$315,764	$321,534

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Operations

(In thousands, except per share amounts)

 (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Collaboration revenue	$5,347	$32,486
Operating expenses:
Research and development	31,753	43,552
General and administrative	10,510	10,478
Total operating expenses	42,263	54,030
Loss from operations	(36,916)	(21,544)
Interest income	1,533	1,159
Other expense, net	(2)	(5)
Loss before income tax	(35,385)	(20,390)
Income tax provision	—	—
Net loss	$(35,385)	$(20,390)
Basic and diluted net loss per common share	$(1.02)	$(0.63)
Weighted-average shares used to compute basic and diluted net loss per common share	34,794	32,314

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Comprehensive Loss

(In thousands)

 (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(35,385)	$(20,390)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	148	(110)
Comprehensive loss	$(35,237)	$(20,500)

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

 (Unaudited)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Equity
Balances at December 31, 2017	28,178,639	$28	$421,257	$(476)	$(155,607)	$265,202
Issuance of common stock upon follow-on public offering, net of issuance costs	5,897,435	6	114,994	—	—	115,000
Issuance costs related to the follow-on public offering	—	—	(7,387)	—	—	(7,387)
Issuance of common stock under equity incentive plans	311,179	—	1,704	—	—	1,704
Repurchase of shares to satisfy tax withholding obligations	(52,608)	—	(997)	—	—	(997)
Effect of adoption of ASU 2014-09	—	—	—	—	1,374	1,374
Stock-based compensation expense	—	—	7,820	—	—	7,820
Other comprehensive loss	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	(20,390)	(20,390)
Balances at March 31, 2018	34,334,645	34	537,391	(586)	(174,623)	362,216

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2018	34,745,721	$34	$559,892	$(106)	$(294,681)	$265,139
Issuance of common stock under equity incentive plans	150,666	—	222	—	—	222
Repurchase of shares to satisfy tax withholding obligations	(57,703)	—	(670)	—	—	(670)
Stock-based compensation expense	—	—	4,872	—	—	4,872
Other comprehensive gain	—	—	—	148	—	148
Net loss	—	—	—	—	(35,385)	(35,385)
Balances at March 31, 2019	34,838,684	34	564,316	42	(330,066)	234,326
The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Cash Flows

(In thousands)

 (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(35,385)	$(20,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,331	1,151
Stock-based compensation expense	4,872	7,820
Amortization of discounts and premiums on marketable securities	(778)	13
Non-cash operating lease expense	563	—
Loss on disposal of property and equipment	—	5
Changes in operating assets and liabilities:
Receivables from collaborative partners	1,733	8,864
Prepaid, other current assets and other long-term assets	2,421	(5,267)
Accounts payable	3,180	(406)
Accrued personnel-related expenses	(3,918)	(2,968)
Deferred revenue	(3,129)	(2,304)
Deferred rent	—	625
Other accrued liabilities, and other long-term liabilities	(3,349)	2,235
Operating lease liabilities	(217)	—
Net cash used in operating activities	(32,676)	(10,622)
Investing activities
Purchases of marketable securities	(59,714)	(153,957)
Maturities of marketable securities	79,500	63,250
Purchases of property and equipment	(983)	(840)
Net cash provided by (used in) investing activities	18,803	(91,547)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	—	107,613
Proceeds from issuance of common stock under equity incentive plans	222	1,704
Repurchase of shares to satisfy tax withholding obligations	(670)	(997)
Net cash (used in) provided by financing activities	(448)	108,320

Net (decrease) increase in cash and cash equivalents and restricted cash	(14,321)	6,151
Cash, cash equivalents and restricted cash at beginning of period	45,496	61,333
Cash, cash equivalents and restricted cash at end of period	$31,175	$67,484

Supplemental disclosure
Property and equipment purchases included in accrued liabilities	$492	$531

Supplemental cash flow information
Cash and cash equivalents at beginning of period	$43,953	$59,790
Restricted cash at beginning of period	1,543	1,543
Cash, cash equivalents and restricted cash at beginning of period	$45,496	$61,333

Cash and cash equivalents at end of period	$29,632	$65,941
Restricted cash at end of period	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	$31,175	$67,484

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

March 31, 2019

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the company) is a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of March 31, 2019 is unaudited. The financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2019.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of March 31, 2019.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	March 31, 2019
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$24,281	$24,281	$—	$—
U.S. Treasury securities	64,858	64,858
Agency bonds	84,580	84,580
Corporate bonds	14,612		14,612
Commercial paper	43,275		43,275
Certificate of deposit	1,543		1,543
Total	$233,149	$173,719	$59,430	$—

	December 31, 2018
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$40,849	$40,849	$—	$—
U.S. Treasury securities	104,140	104,140	—	—
Agency bonds	53,999	53,999	—	—
Corporate bonds	11,893	—	11,893	—
Commercial paper	56,152	—	56,152	—
Certificate of deposit	1,543	—	1,543	—
Total	$268,576	$198,988	$69,588	$—

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

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since the effects of potentially dilutive securities are antidilutive.

We excluded the following securities from the calculation of basic net loss per share (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Options to purchase common stock	3,868	4,032
Restricted stock awards (RSAs)	977	829
	4,845	4,861

Accounting Pronouncements Adopted in 2019

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases.

We adopted the standard, effective January 1, 2019, using the updated modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. We recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2019. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. We elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We have not reassessed whether any contracts entered into prior to adoption are leases. In addition, we elected the accounting policy to not record short-term leases with a lease term at the commencement date of twelve months or less on the balance sheet as permitted by the new standard.

Upon adoption, we derecognized $19.8 million in deferred rent and recognized $52.5 million in lease liabilities and $33.3 million in right-of use assets on our balance sheet. The Financial Statements for the three months ended March 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its quarterly report on Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and present the analysis of changes in stockholders’ equity beginning the first quarter of 2019. No adjustment was required as a result of this adoption.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), or ASU 2016-13. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. We are currently assessing the impact of adopting the updated provisions and do not anticipate that the adoption of this standard will have a material effect on our Financial Statements.

In April 2015, FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350), or ASU 2018-15. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to defer and recognize as an asset. This guidance will become effective for us beginning in the first quarter of 2020 and can be adopted prospectively to all implementation costs incurred after the date of adoption or retrospectively. We are currently assessing the timing and impact of adopting the updated provisions.

3.Cash Equivalents and Marketable Securities

The following table summarizes our cash equivalents and marketable securities (in thousands):

	March 31, 2019
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$24,281	$—	$—	$24,281
U.S. Treasury securities	64,870	3	(15)	64,858
Agency bonds	84,531	49	—	84,580
Corporate bonds	14,609	3	—	14,612
Commercial paper	43,273	4	(2)	43,275
Total cash equivalents and marketable securities	231,564	59	(17)	231,606
Less: cash equivalents	(24,281)	—	—	(24,281)
Total marketable securities	$207,283	$59	$(17)	$207,325

	December 31, 2018
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$40,849	$—	$—	$40,849
U.S. Treasury securities	104,218	—	(78)	104,140
Agency bonds	54,005	9	(15)	53,999
Corporate bonds	11,897	—	(4)	11,893
Commercial paper	56,171	—	(19)	56,152
Total cash equivalents and marketable securities	267,140	9	(115)	267,034
Less: cash equivalents	(40,849)	—	—	(40,849)
Total marketable securities	$226,291	$9	$(115)	$226,185

As of March 31, 2019, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$207,283	$207,325
Total marketable securities	$207,283	$207,325

We determined that the gross unrealized losses on our marketable securities as of March 31, 2019 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at March 31, 2019. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2018	3,710,181	$28.37
Options granted	717,550	11.89
Options exercised	(23,430)	9.53
Options forfeited	(207,131)	27.40
Options expired	(39,539)	30.18
Balance at March 31, 2019	4,157,631	25.66	7.08
Options exercisable at March 31, 2019	2,281,958	27.46	5.54

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

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2018	880,030	$26.36
RSAs granted	532,300	11.48
RSAs vested	(127,236)	32.38
RSAs forfeited	(205,487)	24.44
Unvested balance at March 31, 2019	1,079,607	18.68

As of March 31, 2019, there were 2,511,724 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$1,762	$3,934
General and administrative	3,110	3,886
Total	$4,872	$7,820

We estimated the fair value of stock options using the Black-Scholes option-pricing model based on the date of grant of the applicable stock option with the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected term (years)	6.0-6.3	6.0-6.3
Expected volatility	67.7%	69.8%
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	0.0%	0.0%

As of March 31, 2019, we had $26.4 million of total unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.9 years. Additionally, we had 16.1 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 1.9 years.

5.License and Collaboration Arrangements

See Note 8 to the audited consolidated financial statements included in Part IV, Item 15 of our Annual Report for information on our license and collaboration agreements.

The following table presents changes during the three months ended March 31, 2019 in the balances of our contract assets, including receivables from collaboration partners, and contract liabilities, including deferred revenue, as compared to what we disclosed in our Annual Report.

(in thousands)	Contract Assets
Balance at December 31, 2018	$5,096
Additions	2,217
Deductions	(3,950)
Balance at March 31, 2019	$3,363

(in thousands)	Contract Liabilities
Balance at December 31, 2018	$11,893
Additions for advance billings	340
Deductions for performance obligations satisfied in current period	(2,517)
Deductions for performance obligations satisfied in the prior periods in connection with updates to the measure of progress	(952)
Balance at March 31, 2019	$8,764

Bristol-Myers Squibb Company

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with Bristol-Myers Squibb Company, or BMS.

We identified one performance obligation under the immuno-oncology research collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s options to select additional collaboration targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. For the three months ended March 31, 2019, no milestone payments were triggered under the immuno-oncology research collaboration. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period. For the three months ended March 31, 2019, no adjustments were made to the transaction price.

Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. Revenue recognized from the performance obligation was $1.4 million for the three months ended March 31, 2019. As the performance obligation was fully satisfied through March 31, 2019, the transaction price of $36.1 million was fully recognized as collaboration revenue.

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

Under the original collaboration agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo®. The transaction price consists of the $30.0 million non-refundable upfront fee under the original collaboration agreement.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our clinical research organization, or CRO, as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. We recognized $1.9 million of the transaction price as revenue for the three months ended March 31, 2019. Total revenue recognized for reimbursements for the three months ended March 31, 2019, was $1.4 million. Through March 31, 2019, we recognized $26.7 million of the transaction price as collaboration revenue under the original collaboration agreement. The remaining transaction price of $3.3 million is recorded in deferred revenue as of March 31, 2019 and will be recognized as revenue under the input method over the estimated performance period.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) license grant to BMS and (2) transfer of licensed know-how to BMS. The transaction price consisted of the $350.0 million non-refundable up-front fee. As the performance obligation was fully satisfied in 2015, the transaction price of $350.0 million was fully recognized as revenue concurrent with the transfer of the license and know-how in prior years. We concluded that the transaction price should not yet include milestone payments that may become due as they are fully constrained. For the three months ended March 31, 2019, no milestone payments were triggered under the cabiralizumab collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended March 31, 2019, no adjustments were made to the transaction price.

Zai Lab China License and Collaboration Agreement

In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

We identified the following performance obligations: (1) license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the license grant and (2) development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. The transaction price of $14.7 million consists of the $8.8 million of expected reimbursement from Zai Lab for global development activities, $4.2 million non-refundable upfront fee and $1.7 million clinical development milestone payment. We estimated the $8.8 million of expected reimbursements from Zai Lab based on the probability-weighted amounts of a range of possible consideration amounts. We have not included the regulatory milestone payments in the transaction price as all such milestone amounts are fully constrained. For the three months ended March 31, 2019, no milestone payments were triggered under the China collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended March 31, 2019, no adjustments were made to the transaction price.

We use the input method to measure progress toward completion of the performance obligation for the license. We concluded that revenue will be recognized based on actual costs incurred by our CRO as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements for the development of companion diagnostics when we have the right to invoice Zai Lab.

For the three months ended March 31, 2019, revenue recognized for the license grant performance obligation was $0.1 million. Total revenue recognized for the companion diagnostics development performance obligation was $0.5 million for the three months ended March 31, 2019. Of the remaining transaction price of $12.8 million, we recorded $5.5 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $7.3 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

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

Under the respiratory diseases collaboration, we identified one performance obligation for the research license and research activities. The non-refundable upfront fee, the equity premium and the variable consideration for research activities were included as part of the transaction price. As the performance obligation under the respiratory diseases collaboration was fully satisfied in 2016, the transaction price was fully recognized in prior years. The clinical and regulatory development milestone payments have not been included in the transaction price, as all such milestone amounts are fully constrained. For the three months ended March 31, 2019, no milestone payments were triggered under the respiratory diseases collaboration. We will recognize any consideration related to sales-based payments (including milestones royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. Under the respiratory diseases collaboration, additional research funding that GSK had the option to add was also not included in the transaction price. We will re-evaluate the transaction price for the respiratory diseases collaboration in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended March 31, 2019, no adjustments were made to the transaction price.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, or the fibrosis and CNS collaboration, with UCB Pharma, S.A., or UCB, to identify potential biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders.

Under the fibrosis and CNS collaboration, we identified research activities as our only performance obligation. UCB’s options to select additional collaboration targets and to license exclusive rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $15.6 million included the $6.0 million non-refundable upfront fee, the $6.6 million technology access fee, the $1.0 million reimbursement for reagent costs and the $2.0 million of research funding. As the performance obligation under the fibrosis and CNS collaboration was fully satisfied in 2018, the transaction price of $15.6 million was fully recognized in prior year. We have not included the clinical and regulatory development milestone payments in the transaction price as all such milestone amounts are fully constrained. For the three months ended March 31, 2019, no milestone payments were triggered under the fibrosis and CNS collaboration. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended March 31, 2019, no adjustments were made to the transaction price.

6.Leases

We adopted the ASU 2016-02, effective January 1, 2019, using the updated modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. We recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2019. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. We elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We have not reassessed whether any contracts entered into prior to adoption are leases. In addition, we elected the accounting policy to not record short-term leases with a lease term at the commencement date of twelve months or less on the balance sheet as permitted by the new standard.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We entered into a lease agreement for our corporate office and laboratory facility in December 2016, which we refer to as the facility lease. We moved into our new corporate office and laboratory facility in December 2017. The facility lease has an initial term of 10 years, beginning on the rent commencement date, with an option to extend the lease for an additional period of five years. We did not have to pay rent until the rent commencement date of January 1, 2018 and rent was reduced by 50% for the first six months. The facility lease contains scheduled rent increases over the lease term. We received lease incentives from our landlord for a portion of the costs of leasehold improvements we made to the premises. In addition, the facility lease required us to deliver an irrevocable standby letter of credit in an amount of $1.5 million to the landlord for the period commencing on the effective date of the agreement until at least 60 days after the expiration of the lease, subject to 50% reduction on January 1, 2023 if certain conditions are met.

In July 2018, we entered into a lease agreement for the installation, operational qualifications and performance qualifications of four sequencing instruments to support our bemarituzumab program, which we refer to as the instruments lease. The agreement has two 3-year terms based on delivery dates for the first three instruments in July 2018 and the fourth instrument in February 2019. The instruments lease contains consistent rent payments over the terms of the lease.

We have evaluated our leases and determined that, effective upon the adoption of ASU 2016-02, they were all operating leases. The classification of our leases is consistent with our determination under the previous accounting standard. The balance sheet classification of our lease assets and liabilities are presented on our balance sheet. We recognize operating lease cost as a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. Variable lease payments that are not included in the lease liability are recognized on the statement of operations in the period in which the obligation for those payments is incurred. For the three months ended March 31, 2019, we recognized operating lease cost of $1.5 million and variable lease cost of $0.4 million. Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million for the three months ended March 31, 2019.

The weighted-average discount rate of our operating leases is 7% and the weighted-average remaining lease term of our operating leases is nine years as of March 31, 2019.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease labilities recorded on the balance sheet.

Operating Leases
Remainder of 2019	$5,553
Years ending December 31,
2020	7,564
2021	7,705
2022	7,793
2023	8,064
2024 and on	35,166
Total minimum lease payments	$71,845
Less: amount of lease payments representing interest	(19,545)
Present value of future minimum lease payments	$52,300
Less: operating lease obligations, current portion	(3,698)
Operating lease obligations, long-term portion	$48,602

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this report, and with our audited financial statements and related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2019, or our Annual Report.

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

•	FPA150 is a CD8 T cell checkpoint inhibitor antibody that targets B7-H4 that we are studying in a clinical trial in ovarian, breast and endometrial cancers that overexpress B7-H4.
•	FPT155 is a soluble CD80 fusion protein that enhances co-stimulation of T cells through CD28 that we are studying in a clinical trial in multiple cancers.
•

Cabiralizumab (FPA008) is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we and our partner Bristol-Myers Squibb Company, or BMS, are studying in clinical trials in pancreatic and other cancers in combination with BMS’s PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab). In October 2015, we granted BMS an exclusive worldwide license for the development and commercialization of cabiralizumab.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the three months ended March 31, 2019 and 2018, we reported a net loss of $35.4 million and $20.4 million, respectively.

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

Bemarituzumab (FPA144)

In September 2018, we began dosing patients in a Phase 3 clinical trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial. We are conducting the trial in China in collaboration with Zai Lab.

We are identifying patients for inclusion in the FIGHT trial using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a circulating tumor DNA, or ctDNA, blood-based test, which allows us to detect in blood plasma FGFR2 gene amplification from DNA shed by tumor cells. FGFR2 gene amplification causes FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors with FGFR2b overexpression that we may otherwise not identify using an IHC test. The FIGHT trial is designed to enroll patients that test positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test. We believe that patients with tumors that meet the criteria in any of these subgroups may benefit from the addition of bemarituzumab to front-line chemotherapy.

Initially, we expected that approximately 10% of the patients we pre-screened in the FIGHT trial would have FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we are using in the trial to identify subjects eligible for enrollment. We also expected that the vast majority of patients that test positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA.

Based on the results of pre-screening of patients for possible enrollment in the FIGHT trial as of April 30, 2019, over 30% of front-line gastric and GEJ cancer patients tested positive for FGFR2b overexpression, as measured by the IHC test alone. This is significantly higher than we expected. In addition, contrary to our expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may be enrolling a greater proportion of patients whose tumors are overexpressing FGFR2b due to a reason other than FGFR2 gene amplification. Though we believe all patients being enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. This represents an additional unknown because we have limited clinical data from patients who overexpress FGFR2b in the absence of gene amplification, and these patients represent a vast majority of the patients we have enrolled.  If these patients are less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, this may increase the risk that we do not achieve the primary endpoints of the FIGHT trial with statistical significance and increases the risk that the FIGHT trial will not enable registration of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

Accordingly, we plan to conduct an early futility analysis in the first half of 2020 after the occurrence of a pre-specified number of events. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial, or amend the trial.  If we stop or amend the FIGHT trial as a result of our early futility analysis, our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b may be delayed.

FPA150

We are conducting a Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of FPA150 monotherapy as a potential therapy in patients with a variety of cancers. We completed the Phase 1a monotherapy dose escalation in January 2019 and initiated dosing in the Phase 1b expansion portion of the trial in February 2019. In the Phase 1b expansion portion of the trial, we are evaluating FPA150 monotherapy in patients with HR+/HER2- and triple-negative breast cancers, ovarian cancer and endometrial cancer whose tumors overexpress B7-H4.

In October 2018, we completed a Phase 1a dose escalation cohort testing a dose that has shown efficacy in preclinical models. After completing this Phase 1a dose cohort, we initiated patient dosing at this dose in an exploratory cohort to investigate FPA150 monotherapy in patients with tumors that overexpress B7-H4, with the objective of gaining additional data on safety, pharmacokinetics and potential preliminary clinical activity of FPA150 at multiple dose levels while we continued to advance in the monotherapy dose escalation portion of the trial. We enrolled 9 patients whose tumors overexpress B7-H4 in this exploratory cohort. All patients in the exploratory cohort undergo pre- and on-treatment biopsies to assess the pharmacodynamic effects of FPA150 on the tumor and the tumor microenvironment.

We are also evaluating FPA150 in combination with Keytruda® (pembrolizumab) in this trial. We plan to initiate dosing in a safety lead-in of the combination in patients with advanced ovarian cancer that overexpresses B7-H4 in May 2019. We plan to follow the safety lead-in with a Phase 1b expansion cohort to test this combination in additional patients with advanced ovarian cancer that overexpresses B7-H4.

An abstract titled “Phase 1a/1b study of first-in-class B7-H4 antibody, FPA150, as monotherapy in patients with advanced solid tumors” was accepted for a poster presentation at the 2019 American Society of Clinical Oncology (ASCO) Annual Meeting, which will take place in June 2019.

FPT155

We are conducting a Phase 1a/1b clinical trial of FPT155 in patients with solid tumors. We plan to open an exploratory cohort during the Phase 1a dose escalation portion of the trial after we complete a cohort testing a dose that has shown efficacy in preclinical models. In the exploratory cohort, we will investigate FPT155 monotherapy in patients with solid tumors, with the objective of gaining data on safety, pharmacokinetics and potential preliminary single-agent clinical activity of FPT155. In the Phase 1b expansion portion of the trial, we plan to evaluate FPT155 in various disease-specific cohorts of patients.

In March 2019, we presented preclinical data at an oral presentation at the 2019 American Association for Cancer Research (AACR) Annual Meeting.

Cabiralizumab (FPA008)

We are completing a Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers. We have completed enrollment in this trial and continue to treat patients still on study.

BMS is conducting a randomized, controlled multi-arm Phase 2 clinical trial to determine the efficacy of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer (NCT03336216). In the trial, BMS will evaluate approximately 160 patients, each of whom will be randomized to one of four study arms based on the patient’s prior therapy, across sites in the United States, Canada, Europe, Japan, Korea and Taiwan.

BMS-986258

BMS is conducting a Phase 1/2 clinical trial of BMS-986258 as a single agent, in combination with Opdivo, and in combination with Halozyme Therapeutics, Inc.’s rHuPH20 in patients with advanced malignant tumors (NCT03446040).

Financial Overview

Collaboration and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners and licensees. We currently have an active cabiralizumab license and collaboration agreement with BMS and an active collaboration and license agreement with Zai Lab. We completed the research terms of our immuno-oncology research collaboration with BMS in March 2019, our research collaboration in respiratory diseases with GSK in July 2016, and our fibrosis and CNS research collaboration with UCB in March 2016. GSK and UCB have each licensed rights around certain protein targets identified in those discovery collaborations.

Summary Revenue under Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Milestone Payments(1)
Cabiralizumab Collaboration - BMS	—	25.0
fibrosis and CNS collaboration - UCB	—	0.3
Other Payments
China Collaboration - Zai Lab	0.6	1.1
Cabiralizumab Collaboration - BMS	3.3	4.5
Immuno-oncology Research Collaboration - BMS	1.4	1.6
Total	$5.3	$32.5

______________________________

(1) Includes milestone payments recognized at a point in time. Other Payments may also include milestone payments recognized over time.

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

The following is a comparison of our research and development expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Development programs:
Cabiralizumab	$3.0	$5.5
Bemarituzumab	9.4	16.0
FPA150	8.2	6.0
FPT155	3.4	5.0
Subtotal development programs	24.0	32.5
Preclinical programs	—	1.6
Discovery collaborations	0.5	0.9
Early research and discovery	7.3	8.6
Total research and development expenses	$31.8	$43.6

We expect that most of the research and development expenses we incur will continue to relate to activities to support our clinical development programs, preclinical programs and other research efforts. Our research and development expenses may increase as we advance our current product candidates through clinical development and additional product candidates into preclinical and clinical development, in particular, as we increase the number and size of our clinical trials and as we expand our internal preclinical, research and discovery efforts.

In January 2019, we implemented a corporate restructuring to focus our resources on our clinical development and late-stage research programs. Pursuant to the restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing. We incurred approximately $1.8 million of pre-tax charges for severance and other costs related to the restructuring during the first quarter of 2019.

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

We do not expect our general and administrative expenses to increase or decrease significantly in the near term. We expect our general and administrative expenses will increase as our research and development activities expand. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing and prosecuting patent applications and maintaining patents, to increase as our intellectual property portfolio expands.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of the gain or loss on the disposal of property and equipment, if any.

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our unaudited financial statements, which we prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results under different assumptions and conditions may differ from these estimates. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited financial statements and in Note 2 of our audited financial statements contained in our Annual Report.

Results of Operations

Comparison for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
(in millions)	2019	2018
Collaboration and license revenue	$5.3	$32.5
Operating expenses:
Research and development	31.8	43.6
General and administrative	10.5	10.5
Total operating expenses	42.3	54.1
Interest income	1.6	1.2
Loss before income tax	(35.4)	(20.4)
Net loss	$(35.4)	$(20.4)

Collaboration and License Revenue

Collaboration and license revenue decreased by $27.2 million, or 84%, to $5.3 million for the three months ended March 31, 2019 from $32.5 million for the three months ended March 31, 2018. This decrease was primarily due to $25.0 million decrease of revenue recognized for the three months ended March 31, 2018 under our cabiralizumab collaboration agreement with BMS for the achievement of the developmental milestone for the dosing of the first patient in BMS’s Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer, a $1.7 million decrease in research and development funding from our original collaboration agreement with BMS as our Phase 1a/1b combination trial completed enrollment in 2018, a $0.5 million decrease of collaboration and license revenue from our collaboration with Zai Lab, a $0.3 million decrease from the fibrosis and CNS collaboration with UCB due to completion of the performance obligation under this agreement in 2018 and a $0.2 million decrease as we completed the research terms of our immuno-oncology research collaboration with BMS in March 2019. This decrease was offset by a $0.5 million increase from progress made towards our performance obligation under our original collaboration agreement with BMS.

Research and Development

Our research and development expenses decreased by $11.8 million, or 27%, to $31.8 million for the three months ended March 31, 2019 from $43.6 million for the three months ended March 31, 2018. This decrease was due to a $7.4 million decrease in companion diagnostic expense directed towards our bemarituzumab development program, a $2.9 million decrease in compensation costs, a $1.9 million decrease in clinical trial expenses, a $1.2 million decrease primarily due to milestone obligations from our FPA150 trial in 2018 and a $0.5 million decrease in toxicology expense directed towards our FPT155 program. The decreases were offset by a $2.1 million increase in manufacturing costs to advance our FPA150 program.

General and Administrative

Our general and administrative expenses were consistent for the three months ended March 31, 2019 from the three months ended March 31, 2018.

Income Tax Provision

We did not record an income tax provision as a result of our net operating losses for the three months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had $237.0 million in cash, cash equivalents and marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper with maturities of eight months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of March 31, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net cash used in operating activities	$(32.7)	$(10.6)
Net cash provided by (used in) investing activities	18.8	(91.5)
Net cash (used in) provided by financing activities	(0.4)	108.3

Net Cash Used in Operating Activities

Net cash used in operating activities was $32.7 million for the three months ended March 31, 2019 and consisted of net loss of $35.4 million and $3.3 million from changes in operating assets and liabilities, offset by $6.0 million in net non-cash charges. Net non-cash charges included $4.9 million for stock-based compensation expense, $1.3 million of depreciation and amortization expenses and $0.6 million of non-cash operating lease expense, offset by $0.8 million for amortization of premiums on marketable securities.

Net cash used in operating activities was $10.6 million for the three months ended March 31, 2018 and consisted of net loss of $20.4 million, offset by $9.0 million in net non-cash charges. Net non-cash charges included $1.2 million of depreciation and amortization expenses and $7.8 million for stock-based compensation expense.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $18.8 million for the three months ended March 31, 2019. Net cash provided by investing activities primarily relates to the maturities of marketable securities exceeding the purchase of such marketable securities by $19.8 million. This was offset by payments for the purchases of property and equipment of $1.0 million.

Net cash used in investing activities was $91.5 million for the three months ended March 31, 2018. Net cash used in investing activities primarily relates to the purchase of marketable securities exceeding maturities of such marketable securities by $90.7 million. Payments for the purchases of property and equipment were $0.8 million during the three months ended March 31, 2018.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2019, which consisted primarily of $0.7 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards, offset by $0.2 million received from employee stock option exercises.

Net cash provided by financing activities was $108.3 million for the three months ended March 31, 2018 and consisted primarily of $107.6 million in net proceeds from the public offering of our common stock in January 2018 and $1.7 million received from employee stock option exercises. This was partially offset by $1.0 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

Contractual Obligations and Contingent Liabilities

During the three months ended March 31, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of March 31, 2019, we had cash and cash equivalents and marketable securities of $237.0 million, consisting of bank deposits, interest-bearing money market accounts, a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately four months and the longest maturity is eight months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

We have invested a significant portion of our efforts and financial resources in the identification and validation of new targets for protein therapeutics and the identification and preclinical development of product candidates directed to these targets or in these target pathways. Our bemarituzumab, FPA150, FPT155 and cabiralizumab product candidates are in clinical development. Our ability to generate product revenues, which we do not expect to occur for many years, if ever, will depend heavily on our and our partners’ ability to successfully develop these product candidates and our ability to identify and validate new targets and product candidates and identify and advance preclinical product candidates into and through clinical development. The outcome of preclinical studies of our product candidates may not predict the success of such product candidates in clinical trials. Moreover, preclinical results regarding a product candidate are often susceptible to varying interpretations and analyses and may not translate into similar results when the product candidate is tested clinically in humans. Many companies have believed their product candidates performed satisfactorily in preclinical and early clinical studies, but such product candidates have nonetheless failed during clinical development. Our inability to successfully complete preclinical or clinical development of our product candidates could cause us to incur additional costs, delay or prevent our ability to advance product candidates into clinical development or commercialization, or impair our ability to receive development, regulatory, commercialization or sales milestone payments from our current or future collaboration partners, or to generate and receive royalties on product sales or product revenues from our current or future collaboration partners.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce meaningfully positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities to sell our product candidates, we or our partners must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive and difficult to design and implement, generally takes many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles of their product candidates, notwithstanding promising results in earlier trials. Even though we have already generated results from certain preclinical studies and clinical trials of our product candidates, we do not know whether the clinical trials of those of our product candidates that we or our partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of these product candidates in any particular jurisdiction or jurisdictions. If later-stage clinical trials for one or more of our product candidates do not produce favorable results, we or our partners may be unable to obtain regulatory approval for such product candidates.

If the patients we are enrolling in our FIGHT trial are less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, we may not achieve the primary endpoints of the FIGHT trial with statistical significance and the FIGHT trial may not enable registration of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

We are identifying patients eligible for enrollment in our Phase 3 clinical trial of bemarituzumab in combination with 5-fluorouracil, or 5-FU, leucovorin, and oxaliplatin, a standard of care chemotherapy regimen known as mFOLFOX6, as front-line treatment for patients with gastric or gastroesophageal junction, or GEJ, cancer with tumors that overexpress FGFR2b, or our FIGHT trial, using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a circulating tumor DNA, or ctDNA, blood-based test, which allows us to detect in blood plasma FGFR2 gene amplification from DNA shed by tumor cells. FGFR2 gene amplification causes FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors with FGFR2b overexpression that we may otherwise not identify using an IHC test. The FIGHT trial is designed to enroll patients that test positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test. We believe that patients with tumors that meet the criteria in any of these subgroups may benefit from the addition of bemarituzumab to front-line chemotherapy.

Initially, we expected that approximately 10% of the patients we pre-screened in the FIGHT trial would have FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we are using in the trial to identify subjects eligible for enrollment. We also expected that the vast majority of patients that test positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA.

Based on the results of pre-screening of patients for possible enrollment in the FIGHT trial as of April 30, 2019, over 30% of front-line gastric and GEJ cancer patients tested positive for FGFR2b overexpression, as measured by the IHC test alone. This is significantly higher than we expected. In addition, contrary to our expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may be enrolling a greater proportion of patients whose tumors are overexpressing FGFR2b due to a reason other than FGFR2 gene amplification. Though we believe all patients being enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. This represents an additional unknown because we have limited clinical data from patients who overexpress FGFR2b in the absence of gene amplification, and these patients represent a vast majority of the patients we have enrolled.  If these patients are less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, this may increase the risk that we do not achieve the primary endpoints of the FIGHT trial with statistical significance and increases the risk that the FIGHT trial will not enable registration of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

Accordingly, we plan to conduct an early futility analysis in the first half of 2020 after the occurrence of a pre-specified number of events. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial, or amend the trial. If we stop or amend the FIGHT trial as a result of our early futility analysis, our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b may be delayed.

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

•

delays in reaching, or the inability to reach, agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical trial sites, laboratory service providers, companion diagnostic development partners, contract manufacturing organizations, or CMOs, and other service providers we may engage to support the conduct of our clinical trials or eventual commercialization of our products;

•	deviations from the clinical trial protocol by clinical trial sites or investigators or failure to conduct a clinical trial in accordance with regulatory requirements;
•	failure of third parties, such as CROs or other service providers, to satisfy their contractual duties or meet expected deadlines;
•	delays in the testing, validation and manufacturing of product candidates and the delivery of these product candidates to clinical trial sites;
•

in the case of clinical trials testing combination treatment of our product candidates with third-party drug products, delays in procuring such third-party drug products and the delivery of such third-party drug products to clinical trial sites, or the inability to procure such third-party drug products at all;

•

for clinical trials in selected patient populations, delays in identifying and auditing central or other laboratories that develop or use assays to identify eligible patients for our clinical trials, or delays in the validation or transfer of such assays to such laboratories;

•	with respect to patients in any of our clinical trials, delays in completing their participation in any such clinical trial or returning for post-treatment follow-up;
•	the occurrence of side effects, disease progression or other events requiring patients to drop out of one or more of our clinical trials before completion;
•

withdrawal of one or more clinical trial sites from our clinical trials, including as a result of any investigator ceasing his or her affiliation with any such site, changes to any applicable standard of care or the ineligibility of any such site to participate in our clinical trials;

•	administrative actions or changes in government policies, laws or regulations affecting any aspect of the conduct of our clinical trials; or
•	lack of adequate funding to continue our clinical trials.

For example, for the reasons described in the foregoing risk factor in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, we plan to conduct an early futility analysis for our FIGHT trial in the first half of 2020. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial, or amend the trial. If we stop or amend the FIGHT trial as a result of our early futility analysis, our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b may be delayed, and we may not be able to obtain approval for and commercialize bemarituzumab in a timely manner or at all.

Moreover, we are conducting the FIGHT trial in China in collaboration with Zai Lab (Shanghai) Co., Ltd., or Zai Lab. Zai Lab’s ability to conduct the FIGHT trial in China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials in China. The government policies, laws and regulations in China are evolving rapidly and changes to these policies, laws and regulations are difficult to predict. If any such government policies, laws or regulations in China evolve in a way that makes it more difficult or inefficient for us or Zai Lab to conduct our FIGHT trial in China, we may experience delays in initiating or conducting our FIGHT trial at clinical trial sites in China, which would delay our ability to obtain approval for and commercialize bemarituzumab.

In addition, in order to successfully initiate and conduct the FIGHT trial in each country where the trial is taking place, we must obtain sufficient clinical supply of each component of mFOLFOX6 to administer the mFOLFOX6 regimen to patients in each such country. If we have difficulty obtaining or are unable to obtain sufficient supply of any component of the mFOLFOX6 regimen in any country, we may experience delays in initiating or conducting our FIGHT trial at clinical trial sites in such country, which would delay our ability to obtain approval for and commercialize bemarituzumab.

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

The timely completion of clinical trials largely depends on the rate of patient enrollment. Many factors affect the rate of patient enrollment, including:

•	the size and nature of the patient population;
•	the number and location of clinical trial sites;
•	competition with other companies for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the clinical trial;
•	for clinical trials in selected populations, the ability and time required to properly identify for inclusion in the clinical trial the population of patients we seek to enroll;
•	the design of the clinical trial;
•	the ability to obtain and maintain patient consents;
•	the risk that enrolled patients will drop out before completion of the trial; and
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

The success of our business depends primarily upon our ability to discover, develop and commercialize protein therapeutics, which we may develop ourselves or in-license from third parties, and identify and validate new protein therapeutic targets, including through our discovery platform. Our efforts to discover and preclinically develop potential new protein therapeutic candidates may initially show promise, yet fail to yield product candidates for clinical development or candidates that we successfully clinically develop and ultimately commercialize for numerous reasons, including the following:

•	our research methodology, including our screening technology, may not successfully identify medically relevant protein therapeutic targets or potential product candidates;
•

our discovery platform often identifies novel, untested targets that may be challenging to validate because of the novelty of the target or that we may be unable to validate at all after further research;

•	product manufacturing difficulties may limit product yield or produce undesirable product characteristics that may increase our costs, cause delays or make our product candidates unmarketable;
•

third parties on whom we may rely to generate antibody or other product candidates may fail to produce candidates that we can successfully validate or that have the characteristics necessary to become marketable product candidates;

•

we may design one or more of our clinical trials in a way that makes it difficult or impossible to meet the primary endpoints of such trial, which could make further clinical development of the applicable product candidate infeasible, even if that product candidate proves to be efficacious;

•

our product candidates may cause adverse effects in patients, even after successful initial toxicology studies or early-stage clinical trials, which may make our product candidates unsuitable for approval or otherwise unmarketable;

•	our product candidates may have unacceptable safety profiles or otherwise fail to provide a meaningful benefit to patients; or
•	our collaboration partners may change their development profiles or plans for our partnered product candidates or abandon a therapeutic area for or the development of a partnered product candidate.

The occurrence of any of these events may force us to abandon our development efforts for one or more programs, which would have a material adverse effect on our business, operating results and prospects and could potentially require us to cease operations. Research programs that are designed and conducted to identify new product targets and candidates require substantial technical, financial and human resources. We may focus these resources and our efforts on potential discovery efforts, programs or product candidates that ultimately prove to be unsuccessful.

We and our product candidates are subject to a multitude of manufacturing risks, the occurrence of any of which could substantially increase our costs and limit supply of such product candidates.

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

•

Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products to clinical trial sites. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, or undertake costly remediation efforts or seek more expensive manufacturing alternatives.

Certain raw materials necessary for the manufacture of our products, such as growth media, resins and filters, are sourced from a single supplier. We do not have agreements in place that guarantee our supply or the price of these raw materials. Any significant delay in the acquisition, decrease in the availability or significant increase in the price of these raw materials could considerably delay the manufacture of our product candidates, which could adversely impact the timing of any planned clinical trials or the regulatory approval of those product candidates.

We have process development and small-scale preclinical manufacturing capabilities. We do not have and we do not have current plans to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. In the past we have engaged, and we expect in the future to engage, CMOs for the manufacture of bulk drug substance and drug product for our clinical trials and additional third parties for our supply chain. In addition, Bristol-Myers Squibb Company, or BMS, has the exclusive right to manufacture cabiralizumab under our cabiralizumab collaboration agreement. Under this agreement, BMS will supply us with cabiralizumab, in exchange for a service fee, for our conduct of our independent development activities with respect to cabiralizumab.

We have not contracted with alternate suppliers in the event that our current CMOs or other third parties on whom we rely to provide us with drug product, such as BMS, are unable to scale production or if we otherwise experience any problems with these CMOs or such other third parties. Any problems we experience with our current CMOs or any of these third parties could delay the manufacturing of our product candidates or the progress of our clinical trials, which could harm our results of operations. In addition, if we are unable to arrange for alternative third-party manufacturing sources, or are unable to do so on commercially reasonable terms or in a timely manner, we may be delayed in the development of our product candidates.

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

The FDA and comparable foreign regulatory authorities extensively and rigorously regulate and evaluate the testing, manufacture, distribution, advertising and marketing of drug products prior to granting marketing approvals with respect to such products. This approval process generally requires, at minimum, testing of any product candidate in preclinical studies and clinical trials to establish its safety and effectiveness, and confirmation by the FDA and comparable foreign regulatory authorities that any such product candidate, and any parties involved in its testing, development and manufacturing, complied with current Good Manufacturing Practices, or GMP, current Good Laboratory Practices, or GLP, and current Good Clinical Practices, or GCP, regulations, standards and guidelines during such testing and manufacturing. The time required to obtain approval to market a product candidate from the FDA or any comparable foreign regulatory authority is unpredictable but typically takes many years following the commencement of clinical trials and depends on numerous factors, including the conduct of testing, development and manufacturing activities with respect to such product candidate and the substantial discretion of the applicable regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain approval may change over the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates and it is possible that none of our existing product candidates or potential future product candidates will ever obtain regulatory approval.

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

The FDA or a comparable foreign regulatory authority may require additional information, including preclinical or clinical data,  to support approval of a product candidate, which may delay or prevent approval and our commercialization plans, or result in our decision to abandon the development program with respect to such product candidate. For example, given the greater potential patient population in Asia, we plan to enroll a substantial number of the patients in our Phase 3 FIGHT trial at clinical trial sites in Asia. However, we are currently unable to provide regulatory authorities with data that demonstrate that patients participating in the FIGHT trial at clinical trial sites in within Asia are representative of the general patient population and will respond to bemarituzumab in the same way as other patient populations. If we obtain a significant portion of our positive clinical data from clinical trial sites in Asia as compared to data from clinical trial sites located elsewhere in the world, and an analysis of the data from Asian patients suggest that other patient populations may not have similar outcomes, the FDA and comparable foreign regulatory authorities may determine that the data we observe in Asian patients are not sufficient to support regulatory approval for bemarituzumab for the general patient population and may require more clinical data from other patient populations to support regulatory approval for bemarituzumab. This could significantly delay or prevent our ability to timely obtain approval for and to commercialize bemarituzumab.

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

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit their commercial profiles, if approved, or result in significant negative consequences following any marketing approval.

Our product candidates may cause undesirable side effects in patients, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority or otherwise limit the commercial potential of any such product candidate. Our clinical trial results could reveal an unacceptable severity or prevalence of side effects. In such an event, we may elect to suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease our clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could negatively affect patient recruitment, cause enrolled patients to drop out of a clinical trial and result in product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

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
•

regulatory authorities may require the establishment or modification of a REMS or a similar program that may, for instance, restrict distribution of such product and impose burdensome implementation requirements on us;

•	regulatory authorities may require that we conduct post-marketing studies;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining marketing approval for or acceptance of a product candidate or otherwise materially harm the commercial prospects for such product, if approved, and could significantly harm our business, results of operations and prospects.

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

For example, we are developing bemarituzumab to treat a subset of patients with gastric or GEJ cancer whose tumors overexpress FGFR2b. We have developed, in collaboration with third-party diagnostic development partners, both an IHC-based assay and a ctDNA blood-based assay to identify gastric and GEJ cancer patients with FGFR2 overexpression or FGFR2 gene amplification who may benefit from treatment with bemarituzumab. In addition, we are developing FPA150 to treat patients with B7-H4 overexpressing tumors. We have developed, in collaboration with a third-party diagnostic development partner, an IHC-based assay that we are using in our Phase 1a/1b clinical trial of FPA150.

For example, we expected that approximately 10% of the patients that were pre-screened for the FIGHT trial would have FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we are using in the trial to identify patients eligible for enrollment. We also expected that the vast majority of patients that tested positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA. Based on the results of pre-screening of patients for possible enrollment in the FIGHT trial as of April 30, 2019, over 30% of front-line gastric and GEJ cancer patients tested positive for FGFR2b overexpression, as measured by the IHC test alone. This is significantly higher than we expected. In addition, contrary to our expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. We believe, based on evaluations to date, that our IHC and ctDNA tests are performing properly. If, however, upon further evaluation we determine that our IHC or ctDNA tests are not performing properly or were not designed to select the patient population we expected to enroll, we and our partners may be required to redesign such companion diagnostics or may experience delays in obtaining or may fail to obtain regulatory approval for such companion diagnostics, which could delay their development and harm our business.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization. For any companion diagnostic that we develop for use with one of our product candidates, we may experience delays in obtaining or may fail to obtain regulatory approval for such companion diagnostic, which could delay its development and harm our business. If we or our collaboration partners are unable to obtain necessary regulatory approvals for our companion diagnostics, including those for bemarituzumab or FPA150, or experience delays in doing so, we may suffer significant negative consequences, including:

•	the applicable product candidate may not receive marketing approval if its safe and effective use depends on use of a companion diagnostic; or
•

we may not realize the full commercial potential of the applicable product candidate if, among other reasons, we are unable to appropriately identify patients that are likely to respond to treatment with such product candidate.

The occurrence of any of these events would harm our business, possibly materially.

Even if our product candidates receive regulatory approval, they may face future development and regulatory difficulties, which may inhibit our ability to commercialize our products and generate revenue.

Even if we obtain regulatory approval for a product candidate in a particular jurisdiction, the product would be subject to ongoing requirements by the FDA or applicable comparable foreign regulatory authorities governing such product’s manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product after approval. If the FDA or any comparable foreign regulatory authority becomes aware of new safety information after approval of any of our product candidates, it may require labeling changes or establishment of a REMS or similar program, impose significant restrictions on the product’s indicated uses or marketing, or impose ongoing requirements for costly post-approval studies or post-market surveillance.

In addition, drug product manufacturers and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities to evaluate compliance with GMP and GLP regulations, standards and guidelines. If we or a regulatory authority discover previously unknown problems with one of our product candidates, such as side effects or adverse events of unanticipated severity or frequency, or problems with the facility where such product candidate is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of such product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory authority may:

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

We are conducting certain of our clinical trials in countries outside of the United States and will need to obtain marketing approval for our product candidates in each such country before we can sell our products there. For example, we are conducting our FIGHT trial for bemarituzumab in China in collaboration with Zai Lab and are relying on Zai Lab’s ability to obtain approval for bemarituzumab in China, Taiwan, Hong Kong and Macau, or collectively, Greater China, from the China Food and Drug Administration. However, Zai Lab’s ability to obtain approval in Greater China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials and obtaining approval for and commercializing drug products in Greater China. The government policies, laws and regulations in China are evolving rapidly and future changes are difficult to predict. If any such government policies, laws or regulations evolve in a way that make it more difficult or inefficient for Zai Lab or us to clinically develop, obtain approval for or commercialize bemarituzumab in China, we may experience delays in conducting our FIGHT trial, which will delay our ability to obtain approval for and commercialize bemarituzumab.

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

If FPA150 were approved for the treatment of various cancers, it could face competition from currently-approved and marketed products, including cisplatin, carboplatin, gemcitabine, doxorubicin, paclitaxel, topotecan, Genentech, Inc.’s, or Genentech’s, Avastin® (bevacizumab), Celgene Corporation’s Abraxane® (paclitaxel protein-bound), Genentech’s Xeloda® (capecitabine), Sagent Pharmaceuticals, Inc.’s Navelbine® (vinorelbine), and Eisai Inc.’s Halaven® (eribulin mesylate); antibodies that bind to PD-1/PD-L1, including Opdivo monotherapy and Opdivo in combination with Yervoy (ipilimumab), Keytruda (pembrolizumab), Bavencio (avelumab), Genentech’s Tecentriq® (atezolizumab), Imfinzi (durvalumab), and tremelimumab; Immunomedics, Inc.’s sacituzumab govitecan (IMMU-132) anti-Trop-2-SN-38 ADC; small molecule poly ADP-ribose polymerase inhibitors, including AstraZeneca UK Limited’s Lynparza® (olaparib), GlaxoSmithKline plc/Tesaro, Inc.’s Zejula® (niraparib), Clovis Oncology, Inc.’s Rubraca® (rucaparib), Pfizer’s talazoparib and AbbVie Inc.’s veliparib; and other product candidates that are in or may enter clinical development, such as ImmunoGen, Inc.’s mirvetuximab soravtansine (IMGN853) ADC that targets folate receptor alpha.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal legislation designed to, among other things, increase transparency in drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services Office of Inspector General proposed modifications to Federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, both Congress and the Trump administration have indicated that they will continue to seek new legislative and administrative measures, as applicable, to control drug costs. At the state level, state governments are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage product importation from other countries and bulk purchasing.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, which could materially harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain or maintain profitability or commercialize our products.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing testing to seek FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by patients, including those enrolled in our clinical trials, healthcare providers or others that use, administer or sell our products. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates or any products that we may develop;
•	termination of clinical trials at particular sites or entire clinical trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants from our clinical trials;
•	significant costs to defend the related litigation;
•	substantial monetary awards payable to claimants, including patients enrolled in our clinical trials;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	inability to commercialize any products that we may develop.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, also impose obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

The federal Open Payments program requires manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and

•

Analogous state and foreign laws and regulations impose similar restrictions to those described above, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to report information on the pricing of certain drugs, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the European Union, or EU, General Data Protection Regulation, or GDPR, which imposes privacy and security obligations on any entity that collects or processes health data from individuals located in the EU and became enforceable on May 25, 2018. As well as complicating our compliance efforts, these laws could subject us to penalties or significant legal liability in the event that we fail or are unable to comply. For example, significant non-compliance with the GDPR may result in the imposition of fines of up to 20 million euros or up to four percent of the annual global turnover of the responsible entity, whichever is greater.

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

To succeed, we must recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In January 2019, we announced that we were implementing a corporate restructuring, or the restructuring, to focus our resources on our clinical development and late-stage research programs. In connection with the restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount. The restructuring could harm our ability to attract and retain qualified personnel. The restructuring could also result in reduced morale and productivity among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information belonging to us and to third parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We also outsource elements of our operations, including elements of our information technology infrastructure, to third-party vendors, and as a result, these vendors may have access to our computer networks or our confidential information. In addition, many of those vendors subcontract or outsource to other third parties some of their responsibilities under our agreements with such vendors. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the nature of the sensitive information stored on these systems, make such systems particularly vulnerable to internal and external attacks, both unintentional and malicious. Potential vulnerabilities can be exploited through inadvertent or intentional actions of our employees, third-party vendors, and business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity and are being conducted by sophisticated and organized groups and individuals, including organized criminal groups, “hacktivists,” nation-states and others, with a wide range of motives, including industrial espionage, and expertise. In addition to the extraction of sensitive information, such attacks could involve the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of such information. In addition, the prevalent use of mobile devices increases the risk of the occurrence of data security incidents.

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

There is no way to know with certainty whether we have experienced any data security incidents that we have not yet discovered. While we have no reason to believe this to be the case, attackers have become sophisticated with respect to concealing their access to systems, and many companies whose information security systems have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including personal information of our employees or patients or investigators in our clinical trials, could disrupt our business, harm our reputation, compel us to comply with applicable federal, state or foreign breach notification laws, subject us to time-consuming, distracting and expensive litigation, regulatory investigations and oversight or mandatory corrective action, require us to verify the correctness of certain stored information, or otherwise subject us to liability under applicable laws, regulations and our contracts with third parties, including those that require us to protect the privacy and security of personal information. This could cause us to incur significant costs and expose us to significant legal and financial liability and reputational harm. In addition, if there is any failure or perceived failure by us or our vendors or business partners to comply with our or their privacy, confidentiality or data security-related legal or other obligations to third parties, or if there are any security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, we may be the subject of governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, third parties, including clinical trial sites, regulators or current and potential business partners, may lose trust in us, and we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other unauthorized access can be difficult to detect, and any delay in identifying such incidents or unauthorized access may lead to increased harm of the types described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures have prevented or will prevent service interruptions or security incidents.

Our employees, consultants, collaborators and other third parties may engage in misconduct or other improper activities, including insider trading and activities that violate regulatory standards and requirements.

Our employees, consultants, collaborators and other third parties with whom we interact may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct that violates United States and international laws and regulations, including laws requiring the true, complete and accurate reporting of financial and other information or data, drug manufacturing standards and healthcare fraud and abuse laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceutical products, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Such laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to detect, identify and deter misconduct by our employees or third parties, and the precautions we take to detect and prevent this activity may not be effective to control risks or losses or protect us from governmental investigations or other actions or lawsuits stemming from an actual or perceived failure to comply with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, such actions could result in the imposition of significant monetary fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, this could cause us to incur substantial costs, including legal fees, and divert the attention of management in our defending against any such actions or responding to related investigations.

Risks Related to Our Dependence on Third Parties

BMS has exclusive global rights to develop and commercialize cabiralizumab, and Zai Lab has exclusive rights to develop and commercialize bemarituzumab in Greater China. BMS’s or Zai Lab’s failure to timely develop or commercialize cabiralizumab or bemarituzumab, respectively, would have a material adverse effect on our business and operating results.

We granted BMS an exclusive global license to develop and commercialize cabiralizumab, subject to certain rights that we retained. Additionally, we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in Greater China, subject to certain rights that we retained in that territory. Either or both of our cabiralizumab collaboration with BMS and our bemarituzumab collaboration with Zai Lab may not be successful for various reasons, including the following:

•	cabiralizumab or bemarituzumab may fail to demonstrate in clinical trials sufficient efficacy and an acceptable safety profile to support regulatory approval;
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

The occurrence of any of the foregoing could adversely impact the likelihood and timing of any milestone payments we are eligible to receive under our collaboration agreements with BMS and Zai Lab, could have a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline. In addition, reimbursement for our research and development expenses and other payments we may receive from BMS or Zai Lab may fluctuate from period to period, which may adversely affect our stock price.

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

A part of our strategy is to enter into product development collaborations, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners for additional product development collaborations and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish a development collaboration or other alternative arrangement for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, development of our product candidates and programs may be deemed to be too early in development for collaborative efforts or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or otherwise become marketable products if approved. Even if we are successful in our efforts to establish new development collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development collaborations if, for example, development or approval of the applicable product candidate is delayed or sales of such product candidate, once approved, are disappointing. Any delay in entering into new development collaboration agreements related to our product candidates could delay the development and commercialization of such product candidates and reduce their competitiveness if they reach the market.

Moreover, if we fail to establish and maintain additional development collaborations related to our product candidates:

•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;
•	if we are unable to secure additional financing, the development of certain of our current or future product candidates may be delayed or terminated;
•	we may be required to hire additional employees for which we have not budgeted, or otherwise develop expertise in areas in which we may have limited experience, such as sales and marketing; and
•	we will bear all the risk related to the development of any such product candidates.

We rely on CROs to conduct our clinical trials, and the unsatisfactory performance by such CROs may harm our business.

We rely on CROs to perform most of the activities related to the conduct of our clinical trials, including site identification, screening, preparation, training, initiation and monitoring, document preparation and coordination, program management and data management. However, we do not directly control the conduct, timing, expense or quality of the performance of these activities. The performance of our CROs will impact the quality and validity of our clinical trial results, which we rely on for business planning purposes and include in submissions to regulatory authorities. Although we contract with CROs to conduct most clinical trial-related activities, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable clinical protocol and legal and regulatory requirements. Our reliance on CROs does not relieve us of our legal and regulatory responsibilities with respect to our clinical trials.

We and our CROs are required to comply with GCP, which are regulations, standards and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities, for all of our product candidates in clinical development. Regulatory authorities enforce GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials are being conducted in accordance with GCP requirements. In addition, we must conduct our clinical trials using drug product produced and developed in accordance with GMP and GLP requirements. Our failure, or the failure of our clinical trial sites or CROs or CMOs, to comply with applicable GCP, GMP and GLP may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

Our CROs and their representatives that perform services for us are not our employees. Except for remedies available to us in connection with our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In such a case, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or significantly limited.

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

The patent prosecution process is expensive and time-consuming. We and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or other third party files a patent application covering or publishes information disclosing a similar, independently-developed invention. Such competitor’s or third party’s patent application or other publication may hinder our or our licensors’, licensees’ or collaborators’ ability to obtain patent protection for these inventions or may limit the scope of patent protection we or our licensors, licensees or collaborators may obtain.

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

Patent holders are required to pay periodic maintenance and annuity fees to the USPTO and foreign patent agencies over the lifetime of any issued patent. The USPTO and various foreign patent agencies also require compliance with various procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market and compete with such product candidates, which would have a material adverse effect on our business.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to discover and validate protein therapeutic targets and to identify, test, develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. Third parties currently, and may in the future, hold intellectual property rights, including patent rights, that are important or necessary for the development or commercialization of our product candidates. As a result, we are a party to a number of licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into non-exclusive licenses with third parties, including BioWa, Inc. and Lonza Sales AG, to use their proprietary protein expression and cell line technologies, which are necessary to produce our product candidates, and non-exclusive licenses with each of the National Research Council of Canada and the Board of Trustees of the Leland Stanford Junior University to use materials and technologies that we use in the production of our protein library. If we fail to comply with the obligations under these license agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product candidate that, or the development or manufacturing of which, is covered by the rights licensed under these agreements and may face other contractual penalties. Such an occurrence could materially adversely affect the value of any product candidate being developed using technology licensed under any such agreement. Termination of, or reduction or elimination of our rights under, these agreements may require us to negotiate new or reinstated agreements, which may not be available to us on equally favorable or otherwise commercially reasonable terms, or at all, or cause us to lose our rights we had under the original agreements, including our rights to intellectual property or technology important to our development programs.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the quarter ended March 31, 2019, we reported a net loss of $35.4 million.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $8.12 to $60.89 through May 8, 2019. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

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

In addition, the stock market in general, and The Nasdaq Global Select Market and biotechnology companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

As of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 49% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).

10.1	Consulting Agreement by and between the company and Lewis T. Williams, effective as of April 1, 2019.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of the company for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Comprehensive Loss; (iv) the Statements of Cash Flows; and (v) Notes to Financial Statements.

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Aron M. Knickerbocker
Date: May 9, 2019	Aron M. Knickerbocker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David V. Smith
Date: May 9, 2019	David V. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)