Form 10-Q
period 2019-06-30
FIVE PRIME THERAPEUTICS, INC.
filed 2019-08-08
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

or

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

As of August 1, 2019, the number of outstanding shares of the registrant’s common stock was 36,781,385.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q, or this report, contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments or royalties, and the timing of such payments;
•	our and our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the extent of protein overexpression or gene amplification in certain patient populations;
•	the timing or likelihood of regulatory filings and approvals for products we or our partners develop;
•	the ability to negotiate adequate reimbursement and pricing for our drug candidates by third parties and government authorities;
•	developments relating to our competitors and our industry; and
•	our expectations regarding licensing, acquisitions and strategic operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$38,306	$43,953
Marketable securities	175,825	226,185
Receivables from collaborative partners	2,602	5,096
Prepaid and other current assets	13,282	13,334
Total current assets	230,015	288,568
Restricted cash	1,543	1,543
Property and equipment, net	27,031	28,718
Operating lease, right-of-use assets	32,142	—
Other long-term assets	2,180	2,705
Total assets	$292,911	$321,534

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,515	$1,972
Accrued personnel-related expenses	3,587	7,383
Other accrued liabilities	19,651	15,348
Operating lease obligations, current portion	3,835	—
Deferred revenue, current portion	2,914	1,428
Deferred rent, current portion	—	1,356
Total current liabilities	33,502	27,487
Deferred revenue, long-term portion	5,200	10,465
Operating lease obligations, long-term portion	47,597	—
Deferred rent, long-term portion	—	18,443
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,794,890 issued and 34,964,313 outstanding at June 30, 2019; 35,625,751 issued and 34,745,721 outstanding at December 31, 2018.	34	34
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	570,893	559,892
Accumulated other comprehensive income (loss)	142	(106)
Accumulated deficit	(364,457)	(294,681)
Total stockholders' equity	206,612	265,139
Total liabilities and stockholders' equity	$292,911	$321,534

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Operations

(In thousands, except per share amounts)

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaboration revenue	$3,333	$7,580	$8,680	$40,066
Operating expenses:
Research and development	29,425	33,380	61,178	76,932
General and administrative	9,661	9,782	20,171	20,260
Total operating expenses	39,086	43,162	81,349	97,192
Loss from operations	(35,753)	(35,582)	(72,669)	(57,126)
Interest income	1,363	1,522	2,896	2,681
Other expense, net	(1)	—	(3)	(5)
Loss before income tax	(34,391)	(34,060)	(69,776)	(54,450)
Income tax provision	—	—	—	—
Net loss	$(34,391)	$(34,060)	$(69,776)	$(54,450)
Basic and diluted net loss per common share	$(0.99)	$(0.99)	$(2.00)	$(1.63)
Weighted-average shares used to compute basic and diluted net loss per common share	34,909	34,401	34,852	33,363

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Comprehensive Loss

(In thousands)

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(34,391)	$(34,060)	$(69,776)	$(54,450)
Other comprehensive gain:
Unrealized gain on marketable securities	100	208	248	98
Comprehensive loss	$(34,291)	$(33,852)	$(69,528)	$(54,352)

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

 (Unaudited)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Equity
Balances at December 31, 2017	28,178,639	$28	$421,257	$(476)	$(155,607)	$265,202
Issuance of common stock upon follow-on public offering, net of issuance costs	5,897,435	6	114,994	—	—	115,000
Issuance costs related to the follow-on public offering	—	—	(7,387)	—	—	(7,387)
Issuance of common stock under equity incentive plans	311,179	—	1,704	—	—	1,704
Repurchase of shares to satisfy tax withholding obligations	(52,608)	—	(997)	—	—	(997)
Effect of adoption of ASU 2014-09	—	—	—	—	1,374	1,374
Stock-based compensation expense	—	—	7,820	—	—	7,820
Other comprehensive loss	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	(20,390)	(20,390)
Balances at March 31, 2018	34,334,645	34	537,391	(586)	(174,623)	362,216
Issuance of common stock under equity incentive plans	122,278	—	1,160	—	—	1,160
Repurchase of shares to satisfy tax withholding obligations	(5,766)	—	(101)	—	—	(101)
Stock-based compensation expense	—	—	7,435	—	—	7,435
In transit: issuance of common stock under equity incentive plans	3,661	—	—	—	—	—
In transit: repurchase of shares to satisfy tax withholding	(4,365)	—	—	—	—	—
Other comprehensive gain	—	—	—	208	—	208
Net loss	—	—	—	—	(34,060)	(34,060)
Balances at June 30, 2018	34,450,453	34	545,885	(378)	(208,683)	336,858

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2018	34,745,721	$34	$559,892	$(106)	$(294,681)	$265,139
Issuance of common stock under equity incentive plans	150,666	—	222	—	—	222
Repurchase of shares to satisfy tax withholding obligations	(57,703)	—	(670)	—	—	(670)
Stock-based compensation expense	—	—	4,872	—	—	4,872
Other comprehensive gain	—	—	—	148	—	148
Net loss	—	—	—	—	(35,385)	(35,385)
Balances at March 31, 2019	34,838,684	34	564,316	42	(330,066)	234,326
Issuance of common stock under equity incentive plans	131,586	—	772	—	—	772
Repurchase of shares to satisfy tax withholding obligations	(5,957)	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	5,863	—	—	5,863
Other comprehensive gain	—	—	—	100	—	100
Net loss	—	—	—	—	(34,391)	(34,391)
Balances at June 30, 2019	34,964,313	34	570,893	142	(364,457)	206,612

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Cash Flows

(In thousands)

 (Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(69,776)	$(54,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,664	2,456
Stock-based compensation expense	10,735	15,255
Amortization of discounts and premiums on marketable securities	(1,446)	(336)
Non-cash operating lease expense	1,143	—
Loss on disposal of property and equipment	—	5
Changes in operating assets and liabilities:
Receivables from collaborative partners	2,494	10,422
Prepaid, other current assets and other long-term assets	(8)	(3,813)
Accounts payable	2,259	229
Accrued personnel-related expenses	(3,796)	(2,037)
Deferred revenue	(3,779)	(7,406)
Deferred rent	—	1,250
Other accrued liabilities, and other long-term liabilities	4,264	(578)
Operating lease liabilities	(1,084)	—
Net cash used in operating activities	(56,330)	(39,003)
Investing activities
Purchases of marketable securities	(125,088)	(212,147)
Maturities of marketable securities	177,142	145,500
Purchases of property and equipment	(1,636)	(10,733)
Net cash provided by (used in) investing activities	50,418	(77,380)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	—	107,613
Proceeds from issuance of common stock under equity incentive plans	993	2,863
Repurchase of shares to satisfy tax withholding obligations	(728)	(1,098)
Net cash provided by financing activities	265	109,378

Net decrease in cash and cash equivalents and restricted cash	(5,647)	(7,005)
Cash, cash equivalents and restricted cash at beginning of period	45,496	61,333
Cash, cash equivalents and restricted cash at end of period	$39,849	$54,328

Supplemental disclosure
Property and equipment purchases included in accrued liabilities	$57	$24

Supplemental cash flow information
Cash and cash equivalents at beginning of period	$43,953	$59,790
Restricted cash at beginning of period	1,543	1,543
Cash, cash equivalents and restricted cash at beginning of period	$45,496	$61,333

Cash and cash equivalents at end of period	$38,306	$52,785
Restricted cash at end of period	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	$39,849	$54,328

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

June 30, 2019

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the company) is a clinical-stage biotechnology company focused on discovering and developing innovative protein therapeutics. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of June 30, 2019 is unaudited. The financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2019, or our Annual Report.
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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of June 30, 2019.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	June 30, 2019
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$21,141	$21,141	$—	$—
U.S. Treasury securities	20,972	20,972	—	—
Agency bonds	105,458	105,458	—	—
Corporate bonds	12,440	—	12,440	—
Commercial paper	36,954	—	36,954	—
Certificate of deposit	1,543	—	1,543	—
Total	$198,508	$147,571	$50,937	$—

	December 31, 2018
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$40,849	$40,849	$—	$—
U.S. Treasury securities	104,140	104,140	—	—
Agency bonds	53,999	53,999	—	—
Corporate bonds	11,893	—	11,893	—
Commercial paper	56,152	—	56,152	—
Certificate of deposit	1,543	—	1,543	—
Total	$268,576	$198,988	$69,588	$—

Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standard Update, or ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, using the modified retrospective transition method. We applied the standard to contracts that were not completed at the date of initial application. Topic 606 provides a unified model to determine how revenue is recognized. We determine revenue recognition for arrangements within the scope of Topic 606 by performing the following five steps: (i) identifying the contract; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when, or as, the company satisfies a performance obligation.

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

Net Loss Per Share of Common Stock

We compute basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since the effect of potentially dilutive securities is antidilutive.

We excluded the following securities from the calculation of basic net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Options to purchase common stock	4,019	3,904	3,944	3,967
Restricted stock awards (RSAs)	1,227	1,015	1,102	923
	5,246	4,919	5,046	4,890

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

Upon adoption, we derecognized $19.8 million in deferred rent and recognized $52.5 million in lease liabilities and $33.3 million in right-of-use assets on our balance sheet. The financial statements for the three and six months ended June 30, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarters and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its quarterly report on Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and presented the analysis of changes in stockholders’ equity beginning the first quarter of 2019. No adjustment was required as a result of this adoption.

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

In April 2015, FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350), or ASU 2018-15. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to defer and recognize as an asset. This guidance will become effective for us beginning in the first quarter of 2020 and can be adopted prospectively to all implementation costs incurred after the date of adoption or retrospectively. We are currently assessing the timing and impact of adopting the updated provisions.

3.Cash Equivalents and Marketable Securities

The following table summarizes our cash equivalents and marketable securities (in thousands):

	June 30, 2019
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$21,141	$—	$—	$21,141
U.S. Treasury securities	20,959	13	—	20,972
Agency bonds	105,364	94	—	105,458
Corporate bonds	12,432	8	—	12,440
Commercial paper	36,928	27	—	36,955
Total cash equivalents and marketable securities	196,824	142	—	196,966
Less: cash equivalents	(21,141)	—	—	(21,141)
Total marketable securities	$175,683	$142	$—	$175,825

	December 31, 2018
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$40,849	$—	$—	$40,849
U.S. Treasury securities	104,218	—	(78)	104,140
Agency bonds	54,005	9	(15)	53,999
Corporate bonds	11,897	—	(4)	11,893
Commercial paper	56,171	—	(19)	56,152
Total cash equivalents and marketable securities	267,140	9	(115)	267,034
Less: cash equivalents	(40,849)	—	—	(40,849)
Total marketable securities	$226,291	$9	$(115)	$226,185

As of June 30, 2019, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$175,683	$175,825
Total marketable securities	$175,683	$175,825

We determined that the gross unrealized losses on our marketable securities as of June 30, 2019 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at June 30, 2019. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2018	3,710,181	$28.37
Options granted	839,850	11.05
Options exercised	(41,161)	8.14
Options forfeited	(404,916)	25.30
Options expired	(201,285)	30.76
Balance at June 30, 2019	3,902,669	25.05	6.79
Options exercisable at June 30, 2019	2,332,191	27.28	5.45

We have granted restricted stock awards, or RSAs, some of which are subject to performance conditions and/ or market conditions. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are not forfeitable once fully vested. We base the fair value of RSAs on the closing sale price of our common stock on the grant date. For RSAs subject to market conditions, we based the fair value of the awards on a Monte Carlo simulation model. For RSAs subject to performance conditions, we recognize stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved and, for RSAs subject to market conditions, we recognize stock-based compensation expense commencing at the grant date over the derived service period.

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2018	880,030	$26.36
RSAs granted	1,451,050	8.14
RSAs vested	(156,450)	30.32
RSAs forfeited	(344,053)	22.09
Unvested balance at June 30, 2019	1,830,577	12.38

As of June 30, 2019, there were 1,968,771 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$2,621	$4,055	$4,383	$7,988
General and administrative	3,243	3,380	6,352	7,267
Total	$5,864	$7,435	$10,735	$15,255

We estimated the fair value of stock options using the Black-Scholes option pricing model based on the date of grant of the applicable stock option with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expected term (years)	5.5-6.3	6.0-6.3	5.5-6.3	6.0-6.3
Expected volatility	67.7%	69.1%	67.7%	69.1-69.8%
Risk-free interest rate	2.2%	2.8%	2.2-2.5%	2.6-2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

As of June 30, 2019, we had $20.4 million of total unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.7 years. Additionally, we had $12.8 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 2.2 years.

Stock Option Exchange Program

On July 1, 2019, we commenced a tender offer to our employees, excluding executive officers, to exchange eligible stock options for replacement stock options with modified terms, or our exchange offer. Pursuant to the exchange offer, we offered employees who held outstanding stock options granted on or before June 6, 2018 with an exercise price equal to or greater than $18.00 per share, or eligible options, the opportunity to tender each eligible option in exchange for a new stock option with modified terms, or new options. Pursuant to the exchange offer, each new option would:

•	have an exercise price equal to the closing price of our common stock reported on The Nasdaq Global Select Market, or Nasdaq, on the date that the new option is granted, or the grant date;
•	vest in equal monthly amounts over either one or three years, depending on whether the tendered eligible option was vested as of July 29, 2019;
•	have a maximum term of seven years;
•	be granted as a nonqualified stock option;
•	be granted under our 2013 Omnibus Incentive Plan; and
•	be exercisable for a reduced number of shares using an exchange ratio based on the exercise price of the tendered eligible option.

The exchange offer expired at 6:00 p.m., Pacific time, on July 29, 2019. Pursuant to the exchange offer, 55 employees elected to exchange outstanding stock options, and we accepted for cancellation stock options to purchase an aggregate of 436,648 shares of common stock, representing approximately 85% of the total shares of common stock underlying the eligible options. On July 29, 2019, immediately following the expiration of the exchange offer, we granted new options to purchase 235,419 shares of common stock, each with an exercise price of $5.06 per share, which was the closing price per share of our common stock on Nasdaq on the grant date. As a result, 201,229 shares of common stock returned to the 2013 Omnibus Incentive Plan and became available for future issuance.

The exchange of stock options was treated as a modification for accounting purposes. The incremental expense for vested stock options calculated using the Black-Scholes option pricing model will be recorded in our financial statements for the quarter ending September 30, 2019. The incremental expense, together with the unamortized expense remaining on the unvested options, will be amortized over the vesting period of the new options beginning on July 29, 2019.

5.License and Collaboration Arrangements

See Note 8 to the audited consolidated financial statements included in Part IV, Item 15 of our Annual Report for information on our license and collaboration agreements.

The following table presents changes during the six months ended June 30, 2019 in the balances of our contract assets, including receivables from collaboration partners, and contract liabilities, including deferred revenue, as compared to what we disclosed in our Annual Report.

(in thousands)	Contract Assets
Balance at December 31, 2018	$5,096
Additions	4,900
Deductions	(7,394)
Balance at June 30, 2019	$2,602

(in thousands)	Contract Liabilities
Balance at December 31, 2018	$11,893
Additions for advance billings	1,085
Deductions for performance obligations satisfied in current period	(3,190)
Deductions for performance obligations satisfied in the prior periods in connection with updates to the measure of progress	(1,674)
Balance at June 30, 2019	$8,114

Bristol-Myers Squibb Company

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with Bristol-Myers Squibb Company, or BMS.

We identified one performance obligation under the immuno-oncology research collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s option to select additional collaboration targets is not priced at a discount and therefore does not represent one or more performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained since it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. For the three and six months ended June 30, 2019, no milestone payments were triggered under the immuno-oncology research collaboration. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2019, no adjustments were made to the transaction price.

Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. As the performance obligation was fully satisfied through March 31, 2019, the transaction price of $36.1 million was fully recognized as collaboration revenue. Revenue recognized from the performance obligation was $0 and $1.4 million for the three and six months ended June 30, 2019, respectively.

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

Under the original collaboration agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo®. The transaction price consists of the $30.0 million non-refundable upfront fee under the original collaboration agreement. We will re-evaluate the transaction price at each reporting period. For the three and six months ended June 30, 2019, no adjustments were made to the transaction price.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our clinical research organization, or CRO, as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. We recognized $0.9 million and $2.9 million of the transaction price as revenue for the three and six months ended June 30, 2019, respectively. Total revenue recognized for reimbursements for the three and six months ended June 30, 2019 was $1.0 million and $2.4 million, respectively. Through June 30, 2019, we recognized $27.6 million of the transaction price as collaboration revenue under the original collaboration agreement. The remaining transaction price of $2.4 million is recorded as deferred revenue as of June 30, 2019 and will be recognized as revenue under the input method over the estimated performance period.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) the license grant to BMS and (2) the transfer of licensed know-how to BMS. The transaction price consisted of the $350.0 million non-refundable up-front fee. As the performance obligations were fully satisfied in 2015, the transaction price of $350.0 million was fully recognized as revenue concurrent with the transfer of the license and know-how in prior years. We concluded that the transaction price should not yet include milestone payments that may become due, as they are fully constrained. For the three and six months ended June 30, 2019, no milestone payments were triggered under the cabiralizumab collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2019, no adjustments were made to the transaction price.

Zai Lab China License and Collaboration Agreement

In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

We identified the following performance obligations: (1) the license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the license grant, and (2) the development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. The transaction price of $14.7 million consists of the $8.8 million of expected reimbursement from Zai Lab for global development activities, $4.2 million non-refundable upfront fee and $1.7 million clinical development milestone payment. We estimated the $8.8 million of expected reimbursements from Zai Lab based on the probability-weighted amounts of a range of possible consideration amounts. We have not included the regulatory milestone payments in the transaction price, as all such milestone amounts are fully constrained. For the three and six months ended June 30, 2019, no milestone payments were triggered under the China collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2019, no adjustments were made to the transaction price.

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

For the three and six months ended June 30, 2019, revenue recognized for the license grant performance obligation was $0.4 million and $0.6 million, respectively. Total revenue recognized for the companion diagnostics development performance obligation was $1.0 million and $1.4 million for the three and six months ended June 30, 2019, respectively. Of the remaining transaction price of $12.4 million, we recorded $5.2 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $7.2 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

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

Under the respiratory diseases collaboration, we identified one performance obligation for the research license and research activities. The non-refundable upfront fee, the equity premium and the variable consideration for research activities were included as part of the transaction price. As the performance obligation under the respiratory diseases collaboration was fully satisfied in 2016, the transaction price was fully recognized in prior years. The clinical and regulatory development milestone payments have not been included in the transaction price, as all such milestone amounts are fully constrained. For the three and six months ended June 30, 2019, no milestone payments were triggered under the respiratory diseases collaboration. We will recognize any consideration related to sales-based payments (including milestones royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. Under the respiratory diseases collaboration, additional research funding that GSK had the option to add was also not included in the transaction price. We will re-evaluate the transaction price for the respiratory diseases collaboration in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2019, no adjustments were made to the transaction price.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, or the fibrosis and CNS collaboration, with UCB Pharma, S.A., or UCB, to identify potential biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders.

Under the fibrosis and CNS collaboration, we identified research activities as our only performance obligation. UCB’s options to select additional collaboration targets and to license exclusive rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $15.6 million included the $6.0 million non-refundable upfront fee, the $6.6 million technology access fee, the $1.0 million reimbursement for reagent costs and the $2.0 million of research funding. As the performance obligation under the fibrosis and CNS collaboration was fully satisfied in 2018, the transaction price of $15.6 million was fully recognized in 2018. We have not included the clinical and regulatory development milestone payments in the transaction price as all such milestone amounts are fully constrained. For the three and six months ended June 30, 2019, no milestone payments were triggered under the fibrosis and CNS collaboration. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2019, no adjustments were made to the transaction price.

6.Leases

We adopted ASU 2016-02, effective January 1, 2019, using the updated modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. We recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2019. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. We elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We have not reassessed whether any contracts entered into prior to adoption are leases. In addition, we elected the accounting policy of not recording short-term leases with a lease term at the commencement date of twelve months or less on the balance sheet as permitted by the new standard.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We entered into a lease agreement for our corporate office and laboratory facility in December 2016, which we refer to as the facility lease. We moved into our new corporate office and laboratory facility in December 2017. The facility lease has an initial term of 10 years, beginning on the rent commencement date, with an option to extend the lease for an additional period of five years. We did not have to pay rent until the rent commencement date of January 1, 2018, and rent was reduced by 50% for the first six months. The facility lease contains scheduled rent increases over the lease term. We received lease incentives from our landlord for a portion of the costs of leasehold improvements we made to the premises. In addition, the facility lease required us to deliver an irrevocable standby letter of credit in an amount of $1.5 million to the landlord for the period commencing on the effective date of the facility lease until at least 60 days after the expiration of the lease, subject to 50% reduction on January 1, 2023 if certain conditions are met.

In July 2018, we entered into a lease agreement for the installation, operational qualifications and performance qualifications of four sequencing instruments to support our bemarituzumab program, which we refer to as the instruments lease. The instruments lease has two three-year terms based on delivery dates for the first three instruments in July 2018 and the fourth instrument in February 2019. The instruments lease contains consistent rent payments over the term of the lease.

We have evaluated our leases and determined that, effective upon the adoption of ASU 2016-02, they were all operating leases. The classification of our leases is consistent with our determination under the previous accounting standard. The balance sheet classification of our lease assets and liabilities are presented on our balance sheet. We recognize operating lease cost as a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. Variable lease payments that are not included in the lease liability are recognized on the statement of operations in the period in which the obligation for those payments is incurred. For the three and six months ended June 30, 2019, we recognized operating lease cost of $1.5 million and $3.1 million, respectively, and variable lease cost of $0.5 million and $0.9 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million and $3.0 million for the three and six months ended June 30, 2019.

The weighted-average discount rate of our operating leases is 7%, and the weighted-average remaining lease term of our operating leases is eight years as of June 30, 2019.

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease labilities recorded on the balance sheet.

Operating Leases
Remainder of 2019	$3,730
Years ending December 31,
2020	7,564
2021	7,705
2022	7,793
2023	8,064
2024 and on	35,166
Total minimum lease payments	$70,022
Less: amount of lease payments representing interest	(18,590)
Present value of future minimum lease payments	$51,432
Less: operating lease obligations, current portion	(3,835)
Operating lease obligations, long-term portion	$47,597

7.Subsequent Event

The exchange offer commenced on July 1, 2019 and expired on July 29, 2019. See Note 4 for additional information on our exchange offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited financial statements and related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2019, or our Annual Report.

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

•

Bemarituzumab (FPA144) is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, and that induces antibody-dependent cellular cytotoxicity that we are studying in a clinical trial in combination with 5-fluorouracil (5-FU), leucovorin and oxaliplatin, a standard-of-care chemotherapy regimen known as mFOLFOX6, as front-line treatment of patients with gastric (stomach) or gastroesophageal junction, or GEJ, cancer that overexpresses FGFR2b. In December 2017, we granted Zai Lab (Shanghai) Co., Ltd., or Zai Lab, an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

•	FPA150 is an antibody that targets B7-H4 that we are studying in a clinical trial in ovarian, breast and endometrial cancers that overexpress B7-H4.
•	FPT155 is a soluble CD80 fusion protein that enhances co-stimulation of T cells through CD28 that we are studying in a clinical trial in multiple cancers.
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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since inception of operations in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from Human Genome Sciences, Inc. from a license and collaboration agreement for FP-1039, a product candidate we were developing at the time. For the six months ended June 30, 2019 and 2018, we reported a net loss of $69.8 million and $54.4 million, respectively.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this report which we prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

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

Bemarituzumab (FPA144)

We are dosing patients in a global Phase 3 clinical trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial. We are conducting the trial in China in collaboration with Zai Lab.

We are identifying patients for inclusion in the FIGHT trial using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a circulating tumor DNA, or ctDNA, blood-based test, which allows us to detect in blood plasma FGFR2 gene amplification from DNA shed by tumor cells. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. The FIGHT trial is designed to enroll patients that test positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test. We believe that patients with tumors that meet the criteria in any of these subgroups may benefit from the addition of bemarituzumab to front-line chemotherapy.

Initially, we expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened in the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we are using to identify patients eligible for enrollment in the trial. We also expected that the majority of patients that test positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA.

As of July 26, 2019, more than 30% of the patients that we have pre-screened for possible enrollment in the FIGHT trial have tested positive for FGFR2b overexpression, as measured by the IHC test alone. This is significantly higher than we expected at the time we started the trial. In addition, contrary to our initial expectations, the vast majority of patients that test positive for FGFR2b overexpression do not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may be enrolling a greater proportion of patients whose tumors overexpress FGFR2b due to a reason other than FGFR2 gene amplification. We believe all patients being enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, as bemarituzumab targets FGFR2b that is overexpressed on the cell surface. However, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. This represents an additional unknown because we have limited clinical data from patients who overexpress FGFR2b in the absence of FGFR2 gene amplification, and these patients represent a vast majority of the patients we have enrolled.  These patients may be less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, which increases the risk that we do not achieve the primary endpoints of the FIGHT trial with statistical significance and increases the risk that the FIGHT trial will not enable registration of bemarituzumab in combination with mFOLFOX6 as front-line treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

Accordingly, we plan to conduct an early futility analysis in the first half of 2020 after the occurrence of a pre-specified number of events. The futility analysis will allow us to ensure that the FIGHT trial is adequately powered to detect an overall survival benefit at full enrollment in previously untreated, advanced gastric and GEJ cancer patients whose tumors test positive for FGFR2b overexpression. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial or amend the trial. Stopping or amending the FIGHT trial as a result of our early futility analysis may further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

We plan to pause enrollment in the FIGHT trial once we have reached approximately 25% of our total planned enrollment. We believe this should be a sufficient number of patients to allow us to conduct the futility analysis as planned. Because the proportion of front-line gastric and GEJ cancer patients who test positive for FGFR2b overexpression is significantly higher than we initially expected, the population of potential patients who may be eligible to enroll in the FIGHT trial is larger than we had anticipated. As a result, the FIGHT trial has been enrolling ahead of our initial projections. Based on the current enrollment rate, we expect to pause enrollment in the fourth quarter of 2019.

FPA150

We are conducting a Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of FPA150 monotherapy as a potential therapy in patients with a variety of cancers. We are dosing patients in the Phase 1b expansion portion of the trial, in which we are evaluating FPA150 monotherapy in HR+/HER2- and triple-negative breast cancers, ovarian cancer and endometrial cancer patients whose tumors overexpress B7-H4.

We are also evaluating FPA150 in combination with Keytruda® (pembrolizumab) in this trial. In May 2019, we initiated dosing in a safety lead-in of the combination in patients with advanced ovarian cancer that overexpresses B7-H4 who have not received prior therapy with an anti-PD1 or PD-L1-directed agent. We plan to follow the safety lead-in with a Phase 1b expansion cohort to test this combination in additional patients with advanced ovarian cancer that overexpresses B7-H4 who have not received prior therapy with an anti-PD1 or PD-L1-directed agent.

In June 2019, we presented in a clinical poster at the 2019 American Society of Clinical Oncology (ASCO) Annual Meeting, or the ASCO presentation, preliminary safety and pharmacokinetic data from 29 patients from the Phase 1a portion of the Phase 1a/1b clinical trial. As of the March 15, 2019 data cut-off date for the ASCO presentation, we had tested FPA150 in patients with advanced solid tumors at doses of up to 20mg/kg given as monotherapy every three weeks, including patients with tumors that overexpress B7-H4. We observed that FPA150 was well tolerated in doses up to 20mg/kg, with no dose-limiting toxicities and no serious adverse events or treatment-related adverse events greater than Grade 4 that were attributable to FPA150. In addition, we believe the observed trough concentration at a dose of 20mg/kg achieves greater than 95% occupancy for both B7-H4 and the FcɣRIIIa receptor. Based on the safety and pharmacokinetic data, we selected a dose of 20mg/kg of FPA150 every three weeks for the Phase 1b monotherapy expansion cohorts in our FPA150 trial.

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

BMS is conducting a randomized, controlled multi-arm Phase 2 clinical trial to determine the efficacy of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a second-line treatment for patients with pancreatic cancer (NCT03336216). In the trial, BMS will evaluate approximately 160 patients, each of whom has been randomized to one of four study arms based on the patient’s prior therapy, across sites in the United States, Canada, Europe, Japan, Korea and Taiwan.

Pursuant to our cabiralizumab collaboration agreement with BMS, we retain the rights to a co-promotion option in the United States, which, if we exercise, will allow us to field a minority percentage of the total United States sales force promotional effort.

BMS-986258

BMS is conducting a Phase 1/2 clinical trial of BMS-986258 as a single agent, in combination with Opdivo, and in combination with Halozyme Therapeutics, Inc.’s rHuPH20 in patients with advanced malignant tumors (NCT03446040). In July 2019, the expected size of the trial was increased from 308 to 383 patients.

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

Summary Revenue under Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Milestone Payments(1)
Cabiralizumab Collaboration - BMS	—	—	—	25.0
Fibrosis and CNS Collaboration - UCB	—	—	—	0.3
Other Payments
China Collaboration - Zai Lab	1.4	1.6	2.0	2.7
Cabiralizumab Collaboration - BMS	1.9	4.4	5.3	8.9
Immuno-oncology Research Collaboration - BMS	—	1.6	1.4	3.2
Total	$3.3	$7.6	$8.7	$40.1

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

The following is a comparison of our research and development expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Development programs:
Cabiralizumab	$2.4	$2.4	$5.5	$7.9
Bemarituzumab	12.2	11.3	21.6	27.3
FPA150	6.0	3.5	14.1	9.5
FPT155	2.7	—	6.1	0.1
Subtotal development programs	23.3	17.2	47.3	44.8
Preclinical programs	—	6.0	—	12.0
Discovery collaborations	—	0.7	0.5	1.4
Early research and discovery	6.1	9.5	13.4	18.7
Total research and development expenses	$29.4	$33.4	$61.2	$76.9

We expect that most of the research and development expenses we incur will continue to relate to activities to support our clinical development programs, preclinical programs and other research efforts. Our research and development expenses may increase as we advance our current product candidates through clinical development and additional product candidates into preclinical and clinical development, and, in particular, as we increase the number and size of our clinical trials and advance our late-stage research programs into preclinical development.

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

The process to obtain marketing approval of a drug candidate, including preclinical and clinical development and the development of manufacturing processes, is costly and time-consuming. We or our partners may never succeed in achieving marketing approval for any of our drug candidates. Numerous factors may affect the probability of success for each drug candidate, including preclinical and clinical results, competition, manufacturing capability and capacity and commercial viability.

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

We do not expect our general and administrative expenses to increase or decrease significantly in the near term. We expect our general and administrative expenses to increase as our research and development activities expand. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing and prosecuting patent applications and maintaining patents, to increase as our intellectual property portfolio expands.

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

Results of Operations

Comparison for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended
	June 30,
(in millions)	2019	2018
Collaboration and license revenue	$3.3	$7.6
Operating expenses:
Research and development	29.4	33.4
General and administrative	9.7	9.8
Total operating expenses	39.1	43.2
Interest income	1.4	1.5
Loss before income tax	(34.4)	(34.1)
Net loss	$(34.4)	$(34.1)

Collaboration and License Revenue

Collaboration and license revenue decreased by $4.3 million, or 57%, to $3.3 million for the three months ended June 30, 2019 from $7.6 million for the three months ended June 30, 2018. This decrease was primarily due to a $3.0 million decrease of revenue recognized for the three months ended June 30, 2019 from progress made towards our performance obligation under our original collaboration agreement with BMS and a $1.6 million decrease as we completed the research terms of our immuno-oncology research collaboration with BMS in March 2019. This decrease was offset by a $0.5 million increase in research and development funding from our original collaboration agreement with BMS as our Phase 1a/1b combination trial of cabiralizumab and nivolumab completed enrollment in 2018.

Research and Development

Our research and development expenses decreased by $4.0 million, or 12%, to $29.4 million for the three months ended June 30, 2019 from $33.4 million for the three months ended June 30, 2018. This decrease was due to a $4.3 million decrease in compensation costs, a $2.1 million decrease in companion diagnostic expense directed towards our bemarituzumab development program, a $1.3 million decrease in manufacturing costs directed towards our FPT155 program, a $1.3 million decrease in costs related to our preclinical programs, a $0.8 million decrease in allocated and other research and development costs and a $0.5 million decrease in expense related to temporary resources. The decreases were offset by a $6.3 million increase in clinical trial expenses primarily to advance our bemarituzumab, FPA150 and FPT155 programs.

General and Administrative

Our general and administrative expenses decreased by $0.1 million, or 1%, to $9.7 million for the three months ended June 30, 2019 from $9.8 million for the three months ended June 30, 2018. This decrease was primarily due to a $0.4 million decrease in expense related to temporary resources, offset by a $0.3 million increase in allocated general and administrative costs due to the corporate restructuring in January 2019.

Income Tax Provision

We did not record an income tax provision as a result of our net operating losses for the three months ended June 30, 2019 and 2018.

Comparison for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
(in millions)	2019	2018
Collaboration and license revenue	$8.7	$40.1
Operating expenses:
Research and development	61.2	76.9
General and administrative	20.2	20.3
Total operating expenses	81.4	97.2
Interest income	2.9	2.7
Loss before income tax	(69.8)	(54.5)
Income tax provision	—	—
Net loss	$(69.8)	$(54.5)

Collaboration and License Revenue

Collaboration and license revenue decreased by $31.4 million, or 78%, to $8.7 million for the six months ended June 30, 2019 from $40.1 million for the six months ended June 30, 2018. This decrease was primarily due to $25.0 million decrease of revenue recognized for the six months ended June 30, 2018 under our cabiralizumab collaboration agreement with BMS for the achievement of the developmental milestone for the dosing of the first patient in BMS’s Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer, a $2.4 million decrease from progress made towards our performance obligation under our original collaboration agreement with BMS, a $1.8 million decrease as we completed the research terms of our immuno-oncology research collaboration with BMS in March 2019, a $1.2 million decrease in research and development funding from our original collaboration agreement with BMS as our Phase 1a/1b combination trial completed enrollment in 2018, a $0.7 million decrease of collaboration and license revenue from our collaboration with Zai Lab and a $0.3 million decrease in target evaluation and selection fees from our fibrosis and CNS collaboration with UCB.

Research and Development

Our research and development expenses decreased by $15.7 million, or 20%, to $61.2 million for the six months ended June 30, 2019 from $76.9 million for the six months ended June 30, 2018. This decrease was due to a $9.4 million decrease in companion diagnostic expense directed towards our bemarituzumab development program, a $6.5 million decrease in compensation costs primarily due to the corporate restructuring in January 2019, a $3.1 million decrease in costs related to our preclinical programs, a $1.2 million decrease primarily due to milestone obligations under our FPA150 program in 2018, a $0.9 million decrease in expense related to temporary resources, a $0.8 million decrease in allocated research and development costs and a $0.5 million decrease in toxicology expense directed towards our FPT155 program. The decreases were offset by a $6.0 million increase in clinical trial expenses primarily to advance our bemarituzumab, FPA150 and FPT155 programs and $0.6 million in other miscellaneous costs.

General and Administrative

Our general and administrative expenses decreased by $0.1 million, or less than 1%, to $20.2 million for the six months ended June 30, 2019 from $20.3 million for the six months ended June 30, 2018. This decrease was primarily due to a $0.9 million decrease in compensation costs, offset by a $0.8 million increase in allocated general and administrative costs due to the corporate restructuring in January 2019.

Income Tax Provision

We did not record an income tax provision as a result of our net operating losses for the six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had $214.1 million in cash, cash equivalents and marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper with maturities of eleven months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of June 30, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
(in millions)	2019	2018
Net cash used in operating activities	$(56.3)	$(39.0)
Net cash provided by (used in) investing activities	50.4	(77.4)
Net cash provided by financing activities	0.3	109.4

Net Cash Used in Operating Activities

Net cash used in operating activities was $56.3 million for the six months ended June 30, 2019 and consisted of net loss of $69.8 million, offset by $13.1 million in net non-cash charges and $0.4 million from changes in operating assets and liabilities. Net non-cash charges included $10.7 million for stock-based compensation expense, $2.7 million of depreciation and amortization expenses and $1.1 million of non-cash operating lease expenses, offset by $1.4 million for amortization of premiums on marketable securities.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $50.4 million for the six months ended June 30, 2019. Net cash provided by investing activities primarily relates to the maturities of marketable securities exceeding the purchase of such marketable securities by $52.1 million. This was offset by payments for the purchases of property and equipment of $1.6 million.

Net cash used in investing activities was $77.4 million for the six months ended June 30, 2018. Net cash used in investing activities primarily relates to the purchase of marketable securities exceeding maturities of such marketable securities by $66.6 million. Payments for the purchases of property and equipment were $10.7 million during the six months ended June 30, 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2019, which consisted primarily of $1.0 million received from employee stock option exercises, offset by $0.7 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

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

Contractual Obligations and Contingent Liabilities

During the six months ended June 30, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2019, we had cash and cash equivalents and marketable securities of $214.1 million, consisting of bank deposits, interest-bearing money market accounts, a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately four months and the longest maturity is eight months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Before obtaining marketing approval from regulatory authorities to sell our product candidates, we or our partners must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive and difficult to design and implement, generally takes many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles of their product candidates, notwithstanding promising results in earlier trials. Even though we have already generated results from certain preclinical studies and clinical trials of our product candidates, we do not know whether the clinical trials of our product candidates that we or our partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of these product candidates in any particular jurisdiction or jurisdictions. If later-stage clinical trials for one or more of our product candidates do not produce favorable results, we or our partners may be unable to obtain regulatory approval for such product candidates.

If the patients we enroll in our FIGHT trial are less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally expected to enroll, we may not achieve the primary endpoints of the FIGHT trial with statistical significance and the FIGHT trial may not enable registration of bemarituzumab in combination with mFOLFOX6 as front-line treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

We are identifying patients for inclusion in our Phase 3 clinical trial evaluating bemarituzumab in combination with 5-fluorouracil, or 5-FU, leucovorin, and oxaliplatin, a standard of care chemotherapy regimen known as mFOLFOX6, as front-line treatment for patients with gastric or gastroesophageal junction, or GEJ, cancer with tumors that overexpress FGFR2b, or our FIGHT trial, using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a circulating tumor DNA, or ctDNA, blood-based test, which allows us to detect in blood plasma FGFR2 gene amplification from DNA shed by tumor cells. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. The FIGHT trial is designed to enroll patients that test positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test. We believe that patients with tumors that meet the criteria in any of these subgroups may benefit from the addition of bemarituzumab to front-line chemotherapy.

Initially, we expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened in the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we are using to identify patients eligible for enrollment in the trial. We also expected that the majority of patients that test positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA.

As of July 26, 2019, more than 30% of the patients that we have pre-screened for possible enrollment in the FIGHT trial have tested positive for FGFR2b overexpression, as measured by the IHC test alone. This is significantly higher than we expected at the time we started the trial. In addition, contrary to our initial expectations, the vast majority of patients that test positive for FGFR2b overexpression do not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may be enrolling a greater proportion of patients whose tumors overexpress FGFR2b due to a reason other than FGFR2 gene amplification. We believe all patients being enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, as bemarituzumab targets FGFR2b that is overexpressed on the cell surface. However, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. This represents an additional unknown because we have limited clinical data from patients who overexpress FGFR2b in the absence of FGFR2 gene amplification, and these patients represent a vast majority of the patients we have enrolled. These patients may be less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, which increases the risk that we do not achieve the primary endpoints of the FIGHT trial with statistical significance and increases the risk that the FIGHT trial will not enable registration of bemarituzumab in combination with mFOLFOX6 as front-line treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

Accordingly, we plan to conduct an early futility analysis in the first half of 2020 after the occurrence of a pre-specified number of events and pause enrollment in the FIGHT trial once we have reached approximately 25% of our total planned enrollment, as we believe this should be a sufficient number of patients to conduct the futility analysis as planned. Based on the current enrollment rate, we expect to pause enrollment in the fourth quarter of 2019. The futility analysis will allow us to ensure that the FIGHT trial is adequately powered to detect an overall survival benefit at full enrollment in previously untreated, advanced gastric and GEJ cancer patients whose tumors test positive for FGFR2b overexpression. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial or amend the trial. Amending the FIGHT trial as a result of our early futility analysis may increase the costs of conducting the FIGHT trial. Additionally, stopping or amending the FIGHT trial as a result of our early futility analysis may further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b and may prevent us from obtaining approval for and commercializing bemarituzumab in a timely manner or at all.

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

•

for clinical trials in selected patient populations, delays in identifying and auditing central or other laboratories that develop or use assays to identify eligible patients for our clinical trials, delays in the validation of such assays or their transfer to such laboratories, or the failure of the clinical trial, as designed, to enroll the patient population necessary to meet the primary endpoints of such clinical trial;

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

For example, for the reasons described in the foregoing risk factor in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, we plan to conduct an early futility analysis for our FIGHT trial in the first half of 2020 and pause enrollment in the FIGHT trial once we have reached approximately 25% of our total planned enrollment, as we believe this should be a sufficient number of patients to conduct the futility analysis as planned. Based on the current enrollment rate, we expect to pause enrollment in the fourth quarter of 2019. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial or amend the trial. Amending the FIGHT trial as a result of our early futility analysis may increase the costs of conducting the FIGHT trial. Additionally, stopping or amending the FIGHT trial as a result of our early futility analysis may further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b and may prevent us from obtaining approval for and commercializing bemarituzumab in a timely manner or at all.

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

We currently face and will continue to face significant competition in recruiting patients for our and our partners’ current and future clinical trials, and we or our partners may be unable to timely enroll the patients necessary to complete clinical trials on a timely basis or at all.

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

We have process development and small-scale preclinical manufacturing capabilities. We do not have and we do not have current plans to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. In the past we have engaged, and we expect in the future to engage, CMOs for the manufacture of bulk drug substance and drug product for our clinical trials and additional third parties for our supply chain. In addition, Bristol-Myers Squibb Company, or BMS, has the exclusive right to manufacture cabiralizumab under our cabiralizumab collaboration agreement. Under this agreement, BMS will supply us with cabiralizumab, in exchange for a service fee, for our conduct of independent development activities with respect to cabiralizumab.

We have not contracted with alternate suppliers in the event that our current CMOs or other third parties on whom we rely to provide us with drug product, such as BMS, are unable to scale production or if we otherwise experience any problems with these CMOs or such other third parties. Any problems we experience with our current CMOs or these third parties could delay the manufacturing of our product candidates or the progress of our clinical trials, which could harm our results of operations. In addition, if we are unable to arrange for alternative third-party manufacturing sources, or are unable to do so on commercially reasonable terms or in a timely manner, the development of our product candidates may be delayed.

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

The FDA and comparable foreign regulatory authorities extensively and rigorously regulate and evaluate the manufacture, testing, distribution, advertising and marketing of drug products prior to granting marketing approvals with respect to such products. This approval process generally requires, at minimum, testing of any product candidate in preclinical studies and clinical trials to establish its safety and effectiveness, and confirmation by the FDA and comparable foreign regulatory authorities that any such product candidate, and any parties involved in its manufacturing, testing and development, complied with current Good Manufacturing Practices, or GMP, current Good Laboratory Practices, or GLP, and current Good Clinical Practices, or GCP, regulations, standards and guidelines during such manufacturing, testing and development. The time required to obtain approval to market a product candidate from the FDA or any comparable foreign regulatory authority is unpredictable but typically takes many years following the commencement of clinical trials and depends on numerous factors, including the conduct of manufacturing, testing and  development activities with respect to such product candidate and the substantial discretion of the applicable regulatory authorities. In addition, approval policies, regulations, or the type or amount of clinical data necessary to obtain approval may change over the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates and it is possible that none of our existing product candidates or potential future product candidates will ever obtain regulatory approval.

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

The FDA or a comparable foreign regulatory authority may require additional information, including preclinical or clinical data, to support approval of a product candidate, which may delay or prevent approval and our commercialization plans, or result in our decision to abandon the development program with respect to such product candidate. For example, given the greater potential patient population in Asia, we expect that a substantial number of the patients in our Phase 3 FIGHT trial will come from clinical trial sites in Asia. However, we are currently unable to provide regulatory authorities with data that demonstrate that patients participating in the FIGHT trial at clinical trial sites in Asia are representative of the general patient population and will respond to bemarituzumab in the same way as other patient populations. If we obtain a significant portion of any positive clinical data from clinical trial sites in Asia as compared to data from clinical trial sites located elsewhere in the world, and an analysis of the data from Asian patients suggest that other patient populations may not have similar outcomes, the FDA and comparable foreign regulatory authorities may determine that the positive data we observe in Asian patients are not sufficient to support regulatory approval for bemarituzumab for the general patient population and may require more clinical data from other patient populations to support regulatory approval for bemarituzumab. This could prevent us from obtaining approval for and commercializing bemarituzumab on a timely basis or at all.

In addition, if we were to obtain approval for any of our product candidates, regulatory authorities may approve any such product candidate for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or establishment of risk evaluation and mitigation strategy, or REMS, drug safety programs, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit their commercial profiles, if approved, or result in significant negative consequences following any marketing approval.

Our product candidates may cause undesirable side effects in patients, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority or otherwise limit the commercial potential of any such product candidate. Our clinical trial results could reveal an unacceptable severity or prevalence of side effects. If this were to occur, we may elect to suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease our clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could negatively affect patient recruitment, cause enrolled patients to drop out of a clinical trial and result in product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

For example, we are developing bemarituzumab to treat a subset of patients with front-line gastric or GEJ cancer whose tumors overexpress FGFR2b. We have developed, in collaboration with third-party diagnostic development partners, both an IHC-based assay and a ctDNA blood-based assay to identify gastric and GEJ cancer patients with FGFR2 overexpression or FGFR2 gene amplification who may benefit from treatment with bemarituzumab in combination with mFOLFOX6. In addition, we are developing FPA150 to treat patients with tumors that overexpress B7-H4. We have developed, in collaboration with a third-party diagnostic development partner, an IHC-based assay that we are using in our Phase 1a/1b clinical trial of FPA150 to identify patients with B7-H4 overexpression.

For example, we expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened for the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we are using to identify patients eligible for enrollment in the trial. We also expected that the majority of patients that test positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA. As of July 26, 2019, more than 30% of the patients that we have pre-screened for possible enrollment in the FIGHT trial have tested positive for FGFR2b overexpression, as measured by the IHC test alone. This is significantly higher than we expected at the time we started the trial. In addition, contrary to our initial expectations, the vast majority of patients that test positive for FGFR2b overexpression do not test positive for FGFR2 gene amplification. We believe, based on evaluations to date, that our IHC and ctDNA tests are performing properly and that the higher rate of FGFR2b overexpression without FGFR2 gene amplification is not due to the performance, sensitivity or specificity of our IHC and ctDNA tests. If, however, upon further evaluation we determine that either or both of our IHC or ctDNA tests are not performing properly or otherwise do not select the patient population we originally expected to enroll, we and our partners may be required to redesign such companion diagnostics or may experience delays in obtaining or may fail to obtain regulatory approval for such companion diagnostics, which could delay their development and harm our business.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization. For any companion diagnostic that we develop for use with one of our product candidates, we or our collaboration partners may experience delays in obtaining or may fail to obtain regulatory approval for such companion diagnostic, which could delay its development and harm our business. If we or our collaboration partners are unable to obtain necessary regulatory approvals for our companion diagnostics, including those for bemarituzumab or FPA150, or experience delays in doing so, we may suffer significant negative consequences, including:

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

Even if our product candidates receive regulatory approval, they may face future development and regulatory difficulties, which may prevent us from commercializing our products and generating revenue.

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

We are conducting certain of our clinical trials in countries outside of the United States and will need to obtain marketing approval for our product candidates in each such country before we can sell our products there. For example, we are conducting our FIGHT trial for bemarituzumab in China in collaboration with Zai Lab and are relying on Zai Lab’s ability to obtain approval for bemarituzumab in China, Taiwan, Hong Kong and Macau, or collectively, Greater China, from the China Food and Drug Administration. However, Zai Lab’s ability to obtain approval in Greater China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials and obtaining approval for and commercializing drug products in Greater China. The government policies, laws and regulations in China are evolving rapidly and future changes are difficult to predict. If any such government policies, laws or regulations evolve in a way that make it more difficult or inefficient for Zai Lab or us to clinically develop, obtain approval for or commercialize bemarituzumab in China, the conduct of our FIGHT trial may be delayed, which will delay our ability to obtain approval for and commercialize bemarituzumab.

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

If cabiralizumab were approved for the treatment of cancer, it could face competition from products currently in development as single agents or in combination with anti-PD-1/PD-L1 agents or other immuno-oncology agents, including Syndax Pharmaceuticals Inc.’s SNDX-6352 anti-CSF1R monoclonal antibody, Pfizer Inc.’s, or Pfizer’s, PD-0360324 CSF1 monoclonal antibody, Novartis Pharmaceuticals Corporation’s BLZ945 CSF1R-directed small molecule and lacnotuzumab (MCS110) CSF1 monoclonal antibody, Daiichi Sankyo Company, Limited’s pexidartinib (PLX3397), PLX73086 and PLX7486 small molecule tyrosine kinase inhibitors, or TKIs, Array Biopharma Inc.’s ARRY-382 CSF1R small molecule TKI or Deciphera Pharmaceuticals LLC’s DCC-3014 CSF1R small molecule TKI, each of which acts in the same pathway as cabiralizumab.

If bemarituzumab were approved for the treatment of previously untreated, advanced gastric or GEJ cancer, it could face competition from currently-approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan, and docetaxel, as well as antibodies that bind to PD-1/PD-L1, including BMS/Ono Pharmaceutical Co., Ltd.’s, or Ono’s, Opdivo monotherapy and Opdivo in combination with BMS/Ono’s Yervoy® (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda® (pembrolizumab), Merck KGaA/Pfizer’s Bavencio® (avelumab), AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi® (durvalumab) anti-PD-L1 antibody, BeiGene Ltd.’s tislelizumab, Innovent Biologics Inc.’s Tyvyt® (sintilimab), Incyte Corporation, or Incyte/Zai Lab’s INCMGA0012, Incyte/Jiangsu Hengrui Medicine Co., Ltd.’s SHR-1210, Fudan University Shanghai Cancer Center’s apatinib, Astellas’s zolbetuximab and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The federal Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective on January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2027 unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal legislation designed to, among other things, increase transparency in drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contains additional drug price control measures that could be enacted during the budget process or in other future legislation including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost. The Trump administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, both Congress and the Trump administration have indicated that they will continue to seek new legislative, administrative and executive measures, including the President’s issuance of future executive orders, as applicable, to control drug costs. At the state level, state governments are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologics product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage product importation from other countries and bulk purchasing.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislative, administrative or executive action. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, which could materially harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain or maintain profitability or commercialize our products.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing testing to seek FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients under the Right to Try Act.

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

To succeed, we must recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In January 2019, we announced our implementation of a corporate restructuring, or the restructuring, to focus our resources on our clinical development and late-stage research programs. In connection with the restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount. The restructuring could harm our ability to attract and retain qualified personnel. The restructuring could also result in reduced morale and productivity among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our business operations depend significantly on information technology systems, and a cyber-attack or other significant disruption or breach of our information technology systems, or those of third parties on whom we may rely or with whom we share confidential information, could cause us significant financial, legal, regulatory, business and reputational harm.

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
•

BMS may be unable to manufacture sufficient quantities of cabiralizumab or Zai Lab may not be able to obtain from us or manufacture, as applicable, bemarituzumab, in a sufficiently timely or cost-effective manner to support clinical development and potential commercialization;

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the quarter ended June 30, 2019, we reported a net loss of $34.4 million.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months and, as a result of our restructuring and other cost control measures, we expect our expenses to decrease in the short term. However, we expect our research and development expenses will increase substantially in connection with our ongoing activities, particularly as we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may observe adverse results that require us or one of our collaboration partners to terminate the program for a product candidate. Alternatively, we may be required to conduct additional research or development activities or studies for a product candidate or substantially redesign a product candidate, each of which could lengthen the development process and increase our development costs for such product candidate. If we initiate additional clinical trials for certain product candidates, we may need to raise additional funds or otherwise obtain funding through product collaborations beyond the collaborations we currently have in place. In any event, we will require additional capital to develop, obtain regulatory approval for and to commercialize our current and future product candidates.

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
•

the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential that such authorities may require us to perform more studies than we expect;

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

Until we generate sufficient product revenue, if ever, we expect to finance our future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. Raising additional funds through the issuance of additional debt or equity securities could increase fixed payment obligations or dilute our existing stockholders. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that restrict our operations and potentially impair our competitiveness, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $5.02 to $60.89 through August 7, 2019. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

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

As of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 44% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Aron M. Knickerbocker
Date: August 8, 2019	Aron M. Knickerbocker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David V. Smith
Date: August 8, 2019	David V. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)