Form 10-Q
period 2019-09-30
FIVE PRIME THERAPEUTICS, INC.
filed 2019-11-06
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

or

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

As of November 5, 2019, the number of outstanding shares of the registrant’s common stock was 36,391,851.

In this report, unless otherwise stated or the context otherwise indicates, references to “Five Prime,” “the company,” “we,” “us,” “our” and similar references refer to Five Prime Therapeutics, Inc. The Five Prime logo is our registered trademark. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$48,933	$43,953
Marketable securities	137,054	226,185
Receivables from collaborative partners	3,664	5,096
Prepaid and other current assets	7,841	13,334
Total current assets	197,492	288,568
Restricted cash	1,543	1,543
Property and equipment, net	25,759	28,718
Operating lease, right-of-use assets	31,546	—
Other long-term assets	2,200	2,705
Total assets	$258,540	$321,534

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,234	$1,972
Accrued personnel-related expenses	5,994	7,383
Other accrued liabilities	12,184	15,348
Operating lease obligations, current portion	3,944	—
Deferred revenue, current portion	2,153	1,428
Deferred rent, current portion	—	1,356
Total current liabilities	28,509	27,487
Deferred revenue, long-term portion	5,023	10,465
Operating lease obligations, long-term portion	46,574	—
Deferred rent, long-term portion	—	18,443
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,421,709 issued and 35,099,100 outstanding at September 30, 2019; 35,625,751 issued and 34,745,721 outstanding at December 31, 2018.	34	34
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	578,847	559,892
Accumulated other comprehensive income (loss)	79	(106)
Accumulated deficit	(400,526)	(294,681)
Total stockholders' equity	178,434	265,139
Total liabilities and stockholders' equity	$258,540	$321,534

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Operations

(In thousands, except per share amounts)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration revenue	$2,984	$5,771	$11,664	$45,837
Operating expenses:
Research and development	26,948	44,687	88,126	121,619
General and administrative	13,206	9,832	33,377	30,092
Total operating expenses	40,154	54,519	121,503	151,711
Loss from operations	(37,170)	(48,748)	(109,839)	(105,874)
Interest income	1,100	1,531	3,996	4,212
Other expense, net	1	(27)	(2)	(32)
Loss before income tax	(36,069)	(47,244)	(105,845)	(101,694)
Income tax provision	—	—	—	—
Net loss	$(36,069)	$(47,244)	$(105,845)	$(101,694)
Basic and diluted net loss per common share	$(1.03)	$(1.37)	$(3.03)	$(3.01)
Weighted-average shares used to compute basic and diluted net loss per common share	34,996	34,482	34,901	33,740

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Comprehensive Loss

(In thousands)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(36,069)	$(47,244)	$(105,845)	$(101,694)
Other comprehensive gain:
Unrealized gain/(loss) on marketable securities	(63)	128	185	226
Comprehensive loss	$(36,132)	$(47,116)	$(105,660)	$(101,468)

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

 (Unaudited)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Equity
Balances at December 31, 2017	28,178,639	$28	$421,257	$(476)	$(155,607)	$265,202
Issuance of common stock upon follow-on public offering, net of issuance costs	5,897,435	6	114,994	—	—	115,000
Issuance costs related to the follow-on public offering	—	—	(7,387)	—	—	(7,387)
Issuance of common stock under equity incentive plans	311,179	—	1,704	—	—	1,704
Repurchase of shares to satisfy tax withholding obligations	(52,608)	—	(997)	—	—	(997)
Effect of adoption of ASU 2014-09	—	—	—	—	1,374	1,374
Stock-based compensation expense	—	—	7,820	—	—	7,820
Other comprehensive loss	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	(20,390)	(20,390)
Balances at March 31, 2018	34,334,645	34	537,391	(586)	(174,623)	362,216
Issuance of common stock under equity incentive plans	122,278	—	1,160	—	—	1,160
Repurchase of shares to satisfy tax withholding obligations	(5,766)	—	(101)	—	—	(101)
Stock-based compensation expense	—	—	7,435	—	—	7,435
In transit: issuance of common stock under equity incentive plans	3,661	—	—	—	—	—
In transit: repurchase of shares to satisfy tax withholding	(4,365)	—	—	—	—	—
Other comprehensive gain	—	—	—	208	—	208
Net loss	—	—	—	—	(34,060)	(34,060)
Balances at June 30, 2018	34,450,453	34	545,885	(378)	(208,683)	336,858
Issuance of common stock under equity incentive plans	129,022	—	158	—	—	158
Repurchase of shares to satisfy tax withholding obligations	(47,658)	—	(757)	—	—	(757)
Stock-based compensation expense	—	—	7,634	—	—	7,634
In transit: issuance of common stock under equity incentive plans	—	—	—	—	—	—
In transit: repurchase of shares to satisfy tax withholding	—	—	—	—	—	—
Other comprehensive gain	—	—	—	128	—	128
Net loss	—	—	—	—	(47,244)	(47,244)
Balances at September 30, 2018	34,531,817	34	552,921	(250)	(255,927)	296,778

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2018	34,745,721	$34	$559,892	$(106)	$(294,681)	$265,139
Issuance of common stock under equity incentive plans	150,666	—	222	—	—	222
Repurchase of shares to satisfy tax withholding obligations	(57,703)	—	(670)	—	—	(670)
Stock-based compensation expense	—	—	4,872	—	—	4,872
Other comprehensive gain	—	—	—	148	—	148
Net loss	—	—	—	—	(35,385)	(35,385)
Balances at March 31, 2019	34,838,684	34	564,316	42	(330,066)	234,326
Issuance of common stock under equity incentive plans	131,586	—	772	—	—	772
Repurchase of shares to satisfy tax withholding obligations	(5,957)	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	5,863	—	—	5,863
Other comprehensive gain	—	—	—	100	—	100
Net loss	—	—	—	—	(34,391)	(34,391)
Balances at June 30, 2019	34,964,313	34	570,893	142	(364,457)	206,612
Issuance of common stock under equity incentive plans	264,419	—	4	—	—	4
Repurchase of shares to satisfy tax withholding obligations	(129,632)	—	(706)	—	—	(706)
Stock-based compensation expense	—	—	8,656	—	—	8,656
Other comprehensive loss	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(36,069)	(36,069)
Balances at September 30, 2019	35,099,100	34	578,847	79	(400,526)	178,434

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Cash Flows

(In thousands)

 (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(105,845)	$(101,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,850	3,729
Stock-based compensation expense	19,391	22,889
Amortization of discounts and premiums on marketable securities	(1,925)	(984)
Non-cash operating lease expense	1,739	—
Loss on disposal of property and equipment	—	5
Changes in operating assets and liabilities:
Receivables from collaborative partners	1,432	8,118
Prepaid, other current assets and other long-term assets	5,413	(3,015)
Accounts payable	2,978	258
Accrued personnel-related expenses	(1,389)	(342)
Deferred revenue	(4,717)	(8,475)
Deferred rent	—	1,026
Other accrued liabilities, and other long-term liabilities	(3,175)	8,549
Operating lease liabilities	(1,999)	—
Net cash used in operating activities	(84,247)	(69,936)
Investing activities
Purchases of marketable securities	(180,551)	(282,443)
Maturities of marketable securities	271,792	259,000
Purchases of property and equipment	(1,578)	(11,147)
Net cash provided by (used in) investing activities	89,663	(34,590)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	—	107,613
Proceeds from issuance of common stock under equity incentive plans	998	3,023
Repurchase of shares to satisfy tax withholding obligations	(1,434)	(1,855)
Net cash provided by (used in) financing activities	(436)	108,781

Net decrease in cash and cash equivalents and restricted cash	4,980	4,255
Cash, cash equivalents and restricted cash at beginning of period	45,496	61,333
Cash, cash equivalents and restricted cash at end of period	$50,476	$65,588

Supplemental disclosure
Property and equipment purchases included in accrued liabilities	$29	$132

Supplemental cash flow information
Cash and cash equivalents at beginning of period	$43,953	$59,790
Restricted cash at beginning of period	1,543	1,543
Cash, cash equivalents and restricted cash at beginning of period	$45,496	$61,333

Cash and cash equivalents at end of period	$48,933	$64,045
Restricted cash at end of period	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	$50,476	$65,588

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

September 30, 2019

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the company) is a clinical-stage biotechnology company focused on developing immune modulators and precision therapies to improve the lives of patients with solid tumor cancers. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of September 30, 2019 is unaudited. The financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 26, 2019, or our Annual Report.
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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of September 30, 2019.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	September 30, 2019
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	25,119	$25,119	$—	$—
U.S. Treasury securities	37,183	37,183	—	—
Agency bonds	61,546	61,546	—	—
Corporate bonds	4,798	—	4,798	—
Commercial paper	33,527	—	33,527	—
Certificate of deposit	1,543	—	1,543	—
Total	$163,716	$123,848	$39,868	$—

	December 31, 2018
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$40,849	$40,849	$—	$—
U.S. Treasury securities	104,140	104,140	—	—
Agency bonds	53,999	53,999	—	—
Corporate bonds	11,893	—	11,893	—
Commercial paper	56,152	—	56,152	—
Certificate of deposit	1,543	—	1,543	—
Total	$268,576	$198,988	$69,588	$—

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

We excluded the following securities from the calculation of basic net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Options to purchase common stock	3,706	3,830	3,868	3,934
Restricted stock awards (RSAs)	1,728	1,078	1,313	975
	5,434	4,908	5,181	4,909

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

Upon adoption, we derecognized $19.8 million in deferred rent and recognized $52.5 million in lease liabilities and $33.3 million in right-of-use assets on our balance sheet. The financial statements for the three and nine months ended September 30, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarters and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, which provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its quarterly report on Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and presented the analysis of changes in stockholders’ equity beginning the first quarter of 2019. No adjustment was required as a result of this adoption.

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

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement–Disclosure Framework (Topic 820), or ASU 2018-13. The updated guidance improves the disclosure requirements on fair value measurements. The update will become effective for us beginning in the first quarter of 2020. Early adoption is permitted for any removed or modified disclosures. We are currently assessing the timing and impact of adopting the updated provisions.

In June 2016, FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), or ASU 2016-13. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. We are currently assessing the impact of adopting the updated provisions and do not anticipate that the adoption of this standard will have a material effect on our financial statements.

In April 2015, FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Topic 350), or ASU 2018-15. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to defer and recognize as an asset. This guidance will become effective for us beginning in the first quarter of 2020 and can be adopted prospectively to all implementation costs incurred after the date of adoption or retrospectively. We are currently assessing the timing and impact of adopting the updated provisions.

3.Cash Equivalents and Marketable Securities

The following table summarizes our cash equivalents and marketable securities (in thousands):

	September 30, 2019
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$25,118	$1	$—	$25,119
U.S. Treasury securities	37,168	17	(2)	37,183
Agency bonds	61,489	59	(1)	61,547
Corporate bonds	4,796	1	—	4,797
Commercial paper	33,522	6	(1)	33,527
Total cash equivalents and marketable securities	162,093	84	(4)	162,173
Less: cash equivalents	(25,118)	(1)	—	(25,119)
Total marketable securities	$136,975	$83	$(4)	$137,054

	December 31, 2018
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$40,849	$—	$—	$40,849
U.S. Treasury securities	104,218	—	(78)	104,140
Agency bonds	54,005	9	(15)	53,999
Corporate bonds	11,897	—	(4)	11,893
Commercial paper	56,171	—	(19)	56,152
Total cash equivalents and marketable securities	267,140	9	(115)	267,034
Less: cash equivalents	(40,849)	—	—	(40,849)
Total marketable securities	$226,291	$9	$(115)	$226,185

As of September 30, 2019, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$136,975	$137,054
Total marketable securities	$136,975	$137,054

We determined that the gross unrealized losses on our marketable securities as of September 30, 2019 were temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at September 30, 2019. There were no sales of available-for-sale securities in any of the periods presented.

4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2018	3,710,181	$28.37
Options granted	1,152,319	9.55
Options exercised	(41,892)	8.09
Options forfeited	(777,203)	26.29
Options expired	(652,691)	34.05
Balance at September 30, 2019	3,390,714	21.61	5.66
Options exercisable at September 30, 2019	2,191,180	25.29	4.24

We have granted restricted stock awards, or RSAs, some of which are subject to performance conditions and/or market conditions. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are not forfeitable once fully vested. We base the fair value of RSAs on the closing sale price of our common stock on the grant date. For RSAs subject to market conditions, we based the fair value of the awards on a Monte Carlo simulation model. For RSAs subject to performance conditions, we recognize stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved and, for RSAs subject to market conditions, we recognize stock-based compensation expense commencing at the grant date over the derived service period.

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2018	880,030	$26.36
RSAs granted	1,490,200	8.07
RSAs vested	(420,138)	20.65
RSAs forfeited	(627,483)	16.45
Unvested balance at September 30, 2019	1,322,609	12.27

As of September 30, 2019, there were 2,724,275 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$2,323	$4,084	$6,706	$12,073
General and administrative	6,333	3,549	12,685	10,816
Total	$8,656	$7,633	$19,391	$22,889

We estimated the fair value of stock options using the Black-Scholes option pricing model based on the date of grant of the applicable stock option with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term (years)	5.3-6.0	6.3	5.3-6.3	5.5-6.3
Expected volatility	67.0%	67.9%	67.0-67.7%	67.9-69.8%
Risk-free interest rate	1.6-1.7%	2.9%	1.6-2.5%	2.6-2.9%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2019, we had $12.3 million of total unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.3 years. Additionally, we had $8.5 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 1.9 years.

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

The exchange offer expired at 6:00 p.m., Pacific time, on July 29, 2019. As of the expiration of the exchange offer, there were 510,932 shares of our common stock underlying the eligible options. Pursuant to the exchange offer, 55 employees elected to exchange outstanding stock options, and we accepted for cancellation stock options to purchase an aggregate of 436,648 shares of common stock, representing approximately 85% of the total shares of common stock underlying the eligible options. On July 29, 2019, immediately following the expiration of the exchange offer, we granted new options to purchase 235,419 shares of common stock, each with an exercise price of $5.06 per share, which was the closing price per share of our common stock on Nasdaq on the grant date. As a result, 201,229 shares of common stock returned to the 2013 Omnibus Incentive Plan reserve and became available for future issuance. Each new option vests in equal monthly amounts over either one or three years, depending on whether the tendered eligible option was fully vested as of July 29, 2019, has a maximum term of seven years and was granted as a nonqualified stock option under our 2013 Omnibus Incentive Plan.

The exchange of stock options was treated as a modification for accounting purposes. We are recognizing the incremental expense of $0.2 million for new options using the Black-Scholes option pricing model over the new service period that began on the modification date of July 29, 2019. We are recognizing the unamortized expense remaining on the tendered options of $2.8 million as of September 30, 2019 over the remainder of the original requisite service period.

5.License and Collaboration Arrangements

See Note 8 to the audited consolidated financial statements included in Part IV, Item 15 of our Annual Report for information on our license and collaboration agreements.

The following table presents changes during the nine months ended September 30, 2019 in the balances of our contract assets, including receivables from collaboration partners, and contract liabilities, including deferred revenue, as compared to what we disclosed in our Annual Report.

(in thousands)	Contract Assets
Balance at December 31, 2018	$5,096
Additions	6,950
Deductions	(8,382)
Balance at September 30, 2019	$3,664

(in thousands)	Contract Liabilities
Balance at December 31, 2018	$11,893
Additions for advance billings	1,807
Deductions for performance obligations satisfied in current period	(4,544)
Deductions for performance obligations satisfied in the prior periods in connection with updates to the measure of progress	(1,980)
Balance at September 30, 2019	$7,176

Bristol-Myers Squibb Company

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with Bristol-Myers Squibb Company, or BMS.

We identified one performance obligation under the immuno-oncology research collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s option to select additional collaboration targets is not priced at a discount and therefore does not represent one or more performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained since it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. For the three and nine months ended September 30, 2019, no milestone payments were triggered under the immuno-oncology research collaboration. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2019, no adjustments were made to the transaction price.

Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. As the performance obligation was fully satisfied through March 31, 2019, the transaction price of $36.1 million was fully recognized as collaboration revenue. Revenue recognized from the performance obligation was $0 and $1.4 million for the three and nine months ended September 30, 2019, respectively.

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

Under the original collaboration agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo®. The transaction price consists of the $30.0 million non-refundable upfront fee under the original collaboration agreement. We will re-evaluate the transaction price at each reporting period. For the three and nine months ended September 30, 2019, no adjustments were made to the transaction price.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our clinical research organization, or CRO, as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. We recognized $0.9 million and $3.8 million of the transaction price as revenue for the three and nine months ended September 30, 2019, respectively. Total revenue recognized for reimbursements for the three and nine months ended September 30, 2019 was $0.7 million and $3.1 million, respectively. Through September 30, 2019, we recognized $28.5 million of the transaction price as collaboration revenue under the original collaboration agreement. The remaining transaction price of $1.5 million is recorded as deferred revenue as of September 30, 2019 and will be recognized as revenue under the input method over the estimated performance period.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) the license grant to BMS and (2) the transfer of licensed know-how to BMS. The transaction price consisted of the $350.0 million non-refundable up-front fee. As the performance obligations were fully satisfied in 2015, the transaction price of $350.0 million was fully recognized as revenue concurrent with the transfer of the license and know-how in prior years. We concluded that the transaction price should not yet include milestone payments that may become due, as they are fully constrained. For the three and nine months ended September 30, 2019, no milestone payments were triggered under the cabiralizumab collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2019, no adjustments were made to the transaction price.

Zai Lab (Shanghai) Co., Ltd.

In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

We identified the following performance obligations: (1) the license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the license grant, and (2) the development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. The transaction price of $14.7 million consists of the $8.8 million of expected reimbursement from Zai Lab for global development activities, $4.2 million non-refundable upfront fee and $1.7 million clinical development milestone payment. We estimated the $8.8 million of expected reimbursements from Zai Lab based on the probability-weighted amounts of a range of possible consideration amounts. We have not included the regulatory milestone payments in the transaction price, as all such milestone amounts are fully constrained. For the three and nine months ended September 30, 2019, no milestone payments were triggered under the China collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2019, no adjustments were made to the transaction price.

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

For the three and nine months ended September 30, 2019, revenue recognized for the license grant performance obligation was $0.4 million and $1.0 million, respectively. Total revenue recognized for the companion diagnostics development performance obligation was $1.0 million and $2.4 million for the three and nine months ended September 30, 2019, respectively. Of the remaining transaction price of $11.9 million, we recorded $5.0 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $6.9 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

Glaxo Group Limited

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

Under the respiratory diseases collaboration, we identified one performance obligation for the research license and research activities. The non-refundable upfront fee, the equity premium and the variable consideration for research activities were included as part of the transaction price. As the performance obligation under the respiratory diseases collaboration was fully satisfied in 2016, the transaction price was fully recognized in prior years. The clinical and regulatory development milestone payments have not been included in the transaction price, as all such milestone amounts are fully constrained. For the three and nine months ended September 30, 2019, no milestone payments were triggered under the respiratory diseases collaboration. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. Under the respiratory diseases collaboration, additional research funding that GSK had the option to add was also not included in the transaction price. We will re-evaluate the transaction price for the respiratory diseases collaboration in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2019, no adjustments were made to the transaction price.

UCB Pharma, S.A.

In March 2013, we entered into a research collaboration and license agreement, or the fibrosis and CNS collaboration, with UCB Pharma, S.A., or UCB, to identify potential biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders.

Under the fibrosis and CNS collaboration, we identified research activities as our only performance obligation. UCB’s options to select additional collaboration targets and to license exclusive rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $15.6 million includes the $6.0 million non-refundable upfront fee, the $6.6 million technology access fee, the $1.0 million reimbursement for reagent costs and the $2.0 million of research funding. As the performance obligation under the fibrosis and CNS collaboration was fully satisfied in 2018, the transaction price of $15.6 million was fully recognized in 2018. We have not included the clinical and regulatory development milestone payments in the transaction price as all such milestone amounts are fully constrained. For the three and nine months ended September 30, 2019, no milestone payments were triggered under the fibrosis and CNS collaboration. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2019, no adjustments were made to the transaction price.

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

We entered into a lease agreement for our corporate office and laboratory facility in December 2016, which we refer to as the facility lease. We moved into our new corporate office and laboratory facility in December 2017. The facility lease has an initial term of 10 years, beginning on the rent commencement date, with an option to extend the lease for an additional period of five years. We did not have to pay rent until the rent commencement date of January 1, 2018, and rent was reduced by 50% for the first six months. The facility lease contains scheduled rent increases over the lease term. We received lease incentives from our landlord for a portion of the costs of leasehold improvements we made to the premises. In addition, the facility lease required us to deliver an irrevocable standby letter of credit in an amount of $1.5 million to the landlord for the period commencing on the effective date of the facility lease until at least 60 days after the expiration of the lease, subject to 50% reduction on January 1, 2023 if certain conditions are met. In October 2019, we commenced a corporate restructuring to extend our cash runway and ensure long-term sustainability. As part of the restructuring, we are initiating activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities.

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

We have evaluated our leases and determined that, effective upon the adoption of ASU 2016-02, they were all operating leases. The classification of our leases is consistent with our determination under the previous accounting standard. The balance sheet classification of our lease assets and liabilities is presented on our balance sheet. We recognize operating lease cost as a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. Variable lease payments that are not included in the lease liability are recognized on the statement of operations in the period in which the obligation for those payments is incurred. For the three and nine months ended September 30, 2019, we recognized operating lease cost of $1.5 million and $4.6 million, respectively, and variable lease cost of $0.4 million and $1.3 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.9 million and $4.9 million for the three and nine months ended September 30, 2019.

The weighted-average discount rate of our operating leases is 7%, and the weighted-average remaining lease term of our operating leases is eight years as of September 30, 2019.

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease labilities recorded on the balance sheet.

Operating Leases
Remainder of 2019	$1,853
Years ending December 31,
2020	7,564
2021	7,723
2022	7,799
2023	8,064
2024 and on	35,166
Total minimum lease payments	$68,169
Less: amount of lease payments representing interest	(17,651)
Present value of future minimum lease payments	$50,518
Less: operating lease obligations, current portion	(3,944)
Operating lease obligations, long-term portion	$46,574

7.Subsequent Event

In October 2019, we implemented a corporate restructuring to extend our cash runway and ensure long-term sustainability. As part of the restructuring, we will reduce our workforce by approximately 70 positions across all functions at the company. Approximately 70% of the eliminations will occur by the end of 2019, with the remainder occurring in 2020. In addition, we are initiating activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities.   In connection with the restructuring, we anticipate we will incur approximately $6.0 million of pre-tax charges for severance and other personnel-related costs. This amount includes $1.2 million for pro-rated bonuses earned by and payable to each employee terminated in the restructuring pursuant to the company’s annual bonus plan, calculated on the assumption that such bonuses will be paid at 100% of the bonus target amount applicable to each terminated employee based on the company’s and each such terminated employee’s 2019 performance. We will determine the company’s and each terminated employee’s performance against 2019 goals and, accordingly, each terminated employee’s actual pro-rated 2019 bonus amount in the first quarter of 2020 in connection with our annual review process. Further, the $6.0 million also includes $2.0 million of retention bonuses for non-terminated employees who remain employed with the company through December 31, 2020, based on the assumption that all such employees will remain employed by the company through December 31, 2020. In the event an employee’s employment is voluntary terminated, or involuntarily terminated with cause, the retention bonus for that employee will not be paid.

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

Overview

We are a clinical-stage biotechnology company focused on developing immune modulators and precision therapies to improve the lives of patients with solid tumor cancers. Our primary focus is on developing immuno-oncology and targeted cancer therapies. Each of our product candidates has an innovative mechanism of action and addresses patient populations for which better therapies are needed. In addition, we use companion diagnostics where appropriate to allow us to select patients most likely to benefit from treatment with our product candidates. The most advanced product candidates that we or our partners are developing are identified below.

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
•

Cabiralizumab (FPA008) is an antibody that inhibits colony stimulating factor-1, or CSF1, receptor, or CSF1R, that we and our partner Bristol-Myers Squibb Company, or BMS, are studying in clinical trials in pancreatic and other cancers in combination with BMS’s PD-1 immune checkpoint inhibitor, Opdivo® (nivolumab). In October 2015, we granted BMS an exclusive worldwide license to develop and commercialize cabiralizumab.

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

Historically, we leveraged our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believed could be useful in oncology, and we generated and preclinically tested therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identified and validated. In October 2019, we began a corporate restructuring pursuant to which we will eliminate most of our in-house target discovery and validation and protein therapeutic generation and engineering capabilities by the first quarter of 2020. We currently have three late-stage research programs that arose from our work with our discovery capabilities. We plan to advance our three late-stage research programs by generating and identifying therapeutic candidates and advancing those candidates into clinical development. Because we will have a significantly reduced scope of in-house research and preclinical capabilities, we expect to advance these programs through preclinical development relying mostly on out-sourced and contracted capabilities.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development expenses related to our three late-stage research programs and our clinical product candidates and other expenses related to our ongoing operations. We expect that, if we do not partner our programs, our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since inception of operations in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from Human Genome Sciences, Inc. from a license and collaboration agreement for FP-1039, a product candidate we were developing at the time. For the nine months ended September 30, 2019 and 2018, we reported a net loss of $105.8 million and $101.7 million, respectively.

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

We are identifying patients for inclusion in the FIGHT trial using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a circulating tumor DNA, or ctDNA, blood-based test, which allows us to detect FGFR2 gene amplification from DNA shed by tumor cells in blood plasma. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. The FIGHT trial is designed to enroll patients that test positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test. We believe that patients with tumors that meet the criteria in any of these subgroups may benefit from the addition of bemarituzumab to front-line chemotherapy. Initially, we expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened in the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we are using to identify patients eligible for enrollment in the trial.

We paused pre-screening in the FIGHT trial in October 2019. Approximately 30% of the patients that we pre-screened for possible enrollment in the trial tested positive for FGFR2b overexpression, as measured by the IHC test alone. In addition, contrary to our initial expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may be enrolling a greater proportion of patients whose tumors overexpress FGFR2b due to a reason other than FGFR2 gene amplification. We believe all patients being enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, as bemarituzumab targets FGFR2b that is overexpressed on the cell surface. However, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. This increases the risk that we do not achieve the primary endpoints of the FIGHT trial with statistical significance.

Accordingly, we plan to conduct an early futility analysis in mid-2020 after the occurrence of a pre-specified number of events in the trial. The futility analysis will allow us to ensure that the FIGHT trial is adequately powered to detect an overall survival benefit at full enrollment in previously untreated, advanced gastric and GEJ cancer patients whose tumors test positive for FGFR2b overexpression. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial or amend the trial. Stopping or amending the FIGHT trial as a result of our early futility analysis may further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

After completing screening of patients currently in the pre-screening process, we will pause enrollment, which we expect to occur in the fourth quarter of 2019. We have enrolled approximately 140 patients in the trial, representing approximately 25% of the total number of patients we plan to enroll in the trial. We believe this should be a sufficient number of patients to allow us to conduct the futility analysis as planned.

FPA150

We are conducting a Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of FPA150 as a potential therapy in patients with a variety of cancers. We are dosing patients in the Phase 1b expansion portion of the trial, in which we are evaluating FPA150 as a monotherapy in HR+/HER2- and triple-negative breast cancers, ovarian cancer and endometrial cancer patients whose tumors overexpress B7-H4 and evaluating FPA150 in combination with Keytruda® (pembrolizumab) in patients with advanced ovarian cancer that overexpresses B7-H4 who have not received prior therapy with an anti-PD1 or PD-L1-directed agent.

In June 2019, we presented preliminary safety and pharmacokinetic data from 29 patients from the Phase 1a portion of the Phase 1a/1b clinical trial in a clinical poster at the 2019 American Society of Clinical Oncology Annual Meeting, or the ASCO presentation. As of the March 15, 2019 data cut-off date for the ASCO presentation, we had tested FPA150 in patients with advanced solid tumors at doses of up to 20mg/kg given as monotherapy every three weeks, including patients with tumors that overexpress B7-H4. We observed that FPA150 was well tolerated in doses up to 20mg/kg, with no dose-limiting toxicities and no serious adverse events or treatment-related adverse events greater than Grade 4 that were attributable to FPA150. In addition, we believe the observed trough concentration at a dose of 20mg/kg achieves greater than 95% occupancy for both B7-H4 and the FcɣRIIIa receptor. Based on the safety and pharmacokinetic data, we selected a dose of 20mg/kg of FPA150 every three weeks for the Phase 1b monotherapy expansion cohorts in our FPA150 trial.

In September 2019, we presented in a clinical poster at the European Society for Medical Oncology 2019 Congress, or the ESMO presentation, preliminary efficacy data from the Phase 1b monotherapy expansion portion of the trial in patients with breast, endometrial and ovarian cancers that overexpress B7-H4 and early safety data from the Phase 1a Keytruda combination portion of the trial in patients with advanced ovarian cancer that overexpresses B7-H4.

As of the August 9, 2019 data cut-off date for the ESMO presentation, we had tested FPA150 in the Phase 1b monotherapy expansion portion of the trial in 42 patients with breast, endometrial and ovarian cancers that overexpress B7-H4 at a dose of 20 mg/kg of FPA150 given as monotherapy every three weeks, and 31 of these patients were evaluable for response. We had also tested FPA150 in the Phase 1a Keytruda combination portion of the trial in four patients with advanced ovarian cancer that overexpresses B7-H4 at a dose of 20 mg/kg of FPA150 given in combination with 200 mg/kg of pembrolizumab every three weeks. As of the data cut-off date, we observed that FPA150 was well tolerated at the recommended dose of 20 mg/kg as both monotherapy and in combination with Keytruda, with no treatment-related serious adverse events. In the Phase 1b monotherapy expansion portion of the trial, we observed a confirmed partial response in two ovarian cancer patients (one in the dose escalation portion of the trial and one at the recommended dose of 20 mg/kg given as monotherapy every three weeks) and, as of the data cut-off date, 11 patients with stable disease remained on therapy. We also observed increased tumor infiltration of T cells and natural killer cells in patients who experienced a partial response or stable disease, which supports an immune-mediated mechanism of action for FPA150 and our ongoing clinical evaluation of FPA150 in combination with an anti-PD1 antibody.

Based on the efficacy data that we presented in the ESMO presentation and combination preclinical data, we continue to believe the most promising opportunity for FPA150 is in combination with other therapeutic agents.

FPT155

We are conducting a Phase 1a/1b clinical trial of FPT155 in patients with solid tumors. We plan to open an exploratory cohort during the Phase 1a dose escalation portion of the trial after we complete a cohort testing a dose that has shown efficacy. In the exploratory cohort, we will investigate FPT155 monotherapy in patients with solid tumors, with the objective of gaining data on safety, pharmacokinetics and potential preliminary single-agent clinical activity of FPT155. In the Phase 1b expansion portion of the trial, we plan to evaluate FPT155 in various disease-specific cohorts of patients.

Cabiralizumab (FPA008)

We have completed enrollment and treatment of patients in our Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers.

BMS has completed enrollment in its randomized, controlled multi-arm Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a second-line treatment for patients with pancreatic cancer (NCT03336216). In the trial, BMS will evaluate approximately 160 patients, each of whom has been randomized to one of four study arms based on the patient’s prior therapy, across sites in the United States, Canada, Europe, Japan, Korea and Taiwan.

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

Financial Overview

Collaboration and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners and licensees. We currently have an active cabiralizumab license and collaboration agreement with BMS and an active collaboration and license agreement with Zai Lab. We completed the research terms of our immuno-oncology research collaboration with BMS in March 2019, our research collaboration in respiratory diseases with GSK in July 2016, and our fibrosis and CNS research collaboration with UCB in March 2016. BMS, GSK and UCB have each licensed rights around certain protein targets identified or researched in those discovery collaborations.

Summary Revenue under Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the three and nine months ended September 30, 2019 and 2018(in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Milestone Payments(1)
Cabiralizumab Collaboration - BMS	—		—	25.0
Fibrosis and CNS Collaboration - UCB	—		—	0.3
Other Payments
China Collaboration - Zai Lab	1.4	1.5	3.4	4.1
Cabiralizumab Collaboration - BMS	1.6	2.6	6.9	11.5
Immuno-oncology Research Collaboration - BMS	—	1.7	1.4	4.9
Total	$3.0	$5.8	$11.7	$45.8

______________________________

(1) Includes milestone payments recognized at a point in time. Other payments may also include milestone payments recognized over time.

We expect that the level of revenue we generate will fluctuate from period to period as a result of the timing and amount of milestone, reimbursable expenses and other payments we receive in the course of our existing collaborations and licenses and as a result of the deferred revenue that we recognize, including due to revisions to estimates related to reimbursable activities or estimates of actual or estimated costs as a percentage of total budgeted costs, or as a result of entry into any new collaborations and license agreements.

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

We are conducting research and development activities with respect to our three late-stage research programs and our clinical product candidates.

We have a research and development team that designs, manages and evaluates the results of all our research and development activities. Historically, we conducted most of our core target discovery and early research and preclinical activities internally. In October 2019, we began a restructuring pursuant to which we will eliminate most of these capabilities by the first quarter of 2020. Because we will have a significantly reduced scope of in-house research and preclinical capabilities, we expect to advance our programs through preclinical development relying mostly on out-sourced and contracted capabilities. We will continue to rely heavily on third parties, such as clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs, for the execution of our IND-enabling and development activities, such as GLP toxicology studies, drug substance and drug product manufacturing, lab-developed test and companion diagnostic development, and the conduct of our clinical trials. We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, our costs are often related to conducting target screening, evaluation and validation activities and conducting research activities with respect to selected targets and target pathways and are not necessarily allocable to a specific program. We assign costs for such activities to a distinct non-program related project code. We allocate research and development management, overhead, common usage laboratory supplies and facility costs on a full-time equivalent basis.

The following is a comparison of our research and development expenses for the three and nine months ended September 30, 2019 and 2018(in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Development programs:
Cabiralizumab	$1.1	$4.4	$6.9	$12.4
Bemarituzumab	3.3	23.0	32.5	50.4
FPA150	5.7	3.8	19.9	13.2
FPT155	4.6	—	9.7	—
Subtotal development programs	14.7	31.2	69.0	76.0
Preclinical programs	—	3.9	—	15.8
Discovery collaborations	—	0.9	0.5	2.5
Early research and discovery	12.3	8.7	18.6	27.3
Total research and development expenses	$27.0	$44.7	$88.1	$121.6

We expect that most of the research and development expenses we incur will continue to relate to activities to support our clinical development programs and our three late-stage research programs. Our research and development expenses may increase as we advance our current product candidates through clinical development and additional product candidates into preclinical and clinical development, and, in particular, as we increase the number and size of our clinical trials and advance our three late-stage research programs into preclinical development. In October 2019, we began a restructuring to extend our cash runway and ensure long-term sustainability. Pursuant to the restructuring, we will eliminate most of our in-house target discovery and validation and protein therapeutic generation and engineering capabilities by the first quarter of 2020. As a result, we expect our early research and discovery expenses will continue to decline.

Pursuant to the October 2019 restructuring, we will reduce our workforce by approximately 70 positions across all functions at the company. Approximately 70% of the eliminations will occur by the end of 2019, with the remainder occurring in 2020. In addition, we are initiating activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities. In connection with the restructuring, we anticipate we will incur approximately $6.0 million of pre-tax charges for severance and other personnel-related costs. This amount includes $1.2 million for pro-rated bonuses earned by and payable to each employee terminated in the restructuring pursuant to the company’s annual bonus plan, calculated on the assumption that such bonuses will be paid at 100% of the bonus target amount applicable to each terminated employee based on the company’s and each such terminated employee’s 2019 performance. We will determine the company’s and each terminated employee’s performance against 2019 goals and, accordingly, each terminated employee’s actual pro-rated 2019 bonus amount in the first quarter of 2020 in connection with our annual review process. Further, the $6.0 million also includes $2.0 million of retention bonuses for non-terminated employees who remain employed with the company through December 31, 2020, based on the assumption that all such employees will remain employed by the company through December 31, 2020. In the event an employee’s employment is voluntary terminated, or involuntarily terminated with cause, the retention bonus for that employee will not be paid.

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

We expect our general and administrative expenses will be lower in the near term as a result of our restructuring activities. In the longer term, assuming our research and development activities expand, we expect our general and administrative expenses to increase. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing and prosecuting patent applications and maintaining patents, to increase as our intellectual property portfolio expands.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended
	September 30,
(in millions)	2019	2018
Collaboration and license revenue	$3.0	$5.8
Operating expenses:
Research and development	27.0	44.7
General and administrative	13.2	9.8
Total operating expenses	40.2	54.5
Interest income	1.1	1.5
Loss before income tax	(36.1)	(47.2)
Net loss	$(36.1)	$(47.2)

Collaboration and License Revenue

Collaboration and license revenue decreased by $2.8 million, or 48%, to $3.0 million for the three months ended September 30, 2019 from $5.8 million for the three months ended September 30, 2018. This decrease was primarily due to a $1.1 million decrease of revenue recognized for the three months ended September 30, 2019 from progress made towards our performance obligation under our original collaboration agreement with BMS and a $1.7 million decrease as we completed the research terms of our immuno-oncology research collaboration with BMS in March 2019.

Research and Development

Our research and development expenses decreased by $17.7 million, or 40%, to $27.0 million for the three months ended September 30, 2019 from $44.7 million for the three months ended September 30, 2018. This decrease was due to $10.4 million in milestone payments triggered by the dosing of the first patient in the Phase 3 portion of our FIGHT trial in the third quarter of 2018, a $5.1 million decrease in compensation costs, a $1.9 million decrease in costs related to our preclinical programs, a $1.2 million decrease in allocated and other research and development costs, a $0.8 million decrease in companion diagnostic expenses directed towards our bemarituzumab development program, a $0.4 million decrease in manufacturing costs directed towards our bemarituzumab and FPT155 programs, and a $0.9 million decrease in expenses related to reduction in use of temporary resources. The decreases were offset by a $3.0 million increase in clinical trial expenses primarily to advance our bemarituzumab, FPA150 and FPT155 programs.

General and Administrative

Our general and administrative expenses increased by $3.4 million, or 35%, to $13.2 million for the three months ended September 30, 2019 from $9.8 million for the three months ended September 30, 2018. This increase was primarily due to a $3.5 million increase in compensation and a $0.8 million increase in allocated and other general and administrative costs, offset by a $0.9 million decrease in expenses related to reduction in use of temporary resources.

Income Tax Provision

We did not record an income tax provision as a result of our net operating losses for the three months ended September 30, 2019 and 2018.

Comparison for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Collaboration and license revenue	$11.7	$45.8
Operating expenses:
Research and development	88.1	121.6
General and administrative	33.4	30.1
Total operating expenses	121.5	151.7
Interest income	4.0	4.2
Loss before income tax	(105.8)	(101.7)
Income tax provision	—	—
Net loss	$(105.8)	$(101.7)

Collaboration and License Revenue

Collaboration and license revenue decreased by $34.1 million, or 74%, to $11.7 million for the nine months ended September 30, 2019 from $45.8 million for the nine months ended September 30, 2018. This decrease was primarily due to a $25.0 million decrease in revenue recognized for the nine months ended September 30, 2018 under our cabiralizumab collaboration agreement with BMS for the achievement of the developmental milestone for the dosing of the first patient in BMS’s Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer, a $2.4 million decrease from progress made towards our performance obligation under our original collaboration agreement with BMS, a $3.4 million decrease as we completed the research term of our immuno-oncology research collaboration with BMS in March 2019, a $2.3 million decrease in research and development funding from our original collaboration agreement with BMS as our Phase 1a/1b combination trial completed enrollment in 2018, a $0.7 million decrease of collaboration and license revenue from our collaboration with Zai Lab and a $0.3 million decrease in target evaluation and selection fees from our fibrosis and CNS collaboration with UCB.

Research and Development

Our research and development expenses decreased by $33.5 million, or 28%, to $88.1 million for the nine months ended September 30, 2019 from $121.6 million for the nine months ended September 30, 2018. This decrease was due to a $11.7 million in milestone payments triggered by the dosing of the first patient in the Phase 3 portion of our FIGHT trial in the third quarter of 2018 and the dosing of the first patient dosing in the Phase 1a portion of our Phase 1a/1b clinical trial of FPA150, a $10.2 million decrease in companion diagnostic expenses directed towards our bemarituzumab development program, a $11.4 million decrease in compensation costs primarily due to the corporate restructuring in January 2019, a $5.0 million decrease in costs related to our preclinical programs, a $1.8 million decrease in expenses related to reduction in use of temporary resources, a $1.3 million decrease in allocated research and development costs and a $1.6 million decrease in toxicology and specialty laboratories expenses directed towards our cabiralizumab, bemarituzumab and FPT155 programs. The decreases were offset by a $9.4 million increase in clinical trial expenses primarily to advance our bemarituzumab program and $0.1 million in other miscellaneous costs.

General and Administrative

Our general and administrative expenses increased by $3.3 million, or 11%, to $33.4 million for the nine months ended September 30, 2019 from $30.1 million for the nine months ended September 30, 2018. This increase was primarily due to a $1.6 million increase in allocated and other general and administrative costs due to the corporate restructuring in January 2019 and a $2.7 million increase in compensation costs, offset by a $1.0 million decrease in expenses related to reduction in use of temporary resources.

Income Tax Provision

We did not record an income tax provision as a result of our net operating losses for the nine months ended September 30, 2019 and 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had $186.0 million in cash, cash equivalents and marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper with maturities of eleven months or less.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of September 30, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Net cash used in operating activities	$(84.2)	$(69.9)
Net cash provided by (used in) investing activities	89.7	(34.6)
Net cash provided by (used in) financing activities	(0.4)	108.8

Net Cash Used in Operating Activities

Net cash used in operating activities was $84.2 million for the nine months ended September 30, 2019 and consisted of net loss of $105.8 million and $1.5 million from changes in operating assets and liabilities, offset by $23.1 million in net non-cash charges. Net non-cash charges included $19.4 million for stock-based compensation expense, $3.9 million of depreciation and amortization expenses and $1.7 million of non-cash operating lease expenses, offset by $1.9 million for amortization of premiums on marketable securities.

Net cash used in operating activities was $69.9 million for the nine months ended September 30, 2018 and consisted of net loss of $101.7 million, offset by $25.6 million in net non-cash charges and $4.6 million from changes in operating assets and liabilities. Net non-cash charges included $3.7 million of depreciation and amortization expenses, $22.9 million for stock-based compensation expenses and $1.0 million for amortization of premiums and discounts on marketable securities. Net cash used in operating activities included $34.5 million from milestones and upfront payments from our collaboration partners.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $89.7 million for the nine months ended September 30, 2019. Net cash provided by investing activities primarily relates to the maturities of marketable securities exceeding the purchase of such marketable securities by $91.2 million. This was offset by payments for the purchases of property and equipment of $1.6 million.

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

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2019, which consisted primarily of $1.0 million received from employee stock option exercises, offset by $1.4 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

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

Contractual Obligations and Contingent Liabilities

During the nine months ended September 30, 2019, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2019, we had cash and cash equivalents and marketable securities of $186.0 million, consisting of bank deposits, interest-bearing money market accounts, a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately four months and the longest maturity is eight months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the Securities and Exchange Commission, or SEC.

Risks Related to Our Business and Industry

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

If the patients we enroll in our FIGHT trial are less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally expected to enroll, we may not achieve the primary endpoints of the FIGHT trial with statistical significance, and the FIGHT trial may not enable registration of bemarituzumab in combination with mFOLFOX6 as front-line treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

We are identifying patients for inclusion in our Phase 3 clinical trial evaluating bemarituzumab in combination with 5-fluorouracil, or 5-FU, leucovorin, and oxaliplatin, a standard of care chemotherapy regimen known as mFOLFOX6, as front-line treatment for patients with gastric or gastroesophageal junction, or GEJ, cancer with tumors that overexpress FGFR2b, or our FIGHT trial, using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a circulating tumor DNA, or ctDNA, blood-based test, which allows us to detect FGFR2 gene amplification from DNA shed by tumor cells in blood plasma. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. The FIGHT trial is designed to enroll patients that test positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test. We believe that patients with tumors that meet the criteria in any of these subgroups may benefit from the addition of bemarituzumab to front-line chemotherapy.

Initially, we expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened in the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we are using to identify patients eligible for enrollment in the trial.

We paused pre-screening in the FIGHT trial in October 2019. Approximately 30% of the patients that we pre-screened for possible enrollment in the trial tested positive for FGFR2b overexpression, as measured by the IHC test alone. In addition, contrary to our initial expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may be enrolling a greater proportion of patients whose tumors overexpress FGFR2b due to a reason other than FGFR2 gene amplification. We believe all patients being enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, as bemarituzumab targets FGFR2b that is overexpressed on the cell surface. However, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. This increases the risk that we do not achieve the primary endpoints of the FIGHT trial with statistical significance.

Accordingly, we plan to conduct an early futility analysis in mid-2020 after the occurrence of a pre-specified number of events in the trial. The futility analysis will allow us to ensure that the FIGHT trial is adequately powered to detect an overall survival benefit at full enrollment in previously untreated, advanced gastric and GEJ cancer patients whose tumors test positive for FGFR2b overexpression. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial or amend the trial. Amending the FIGHT trial as a result of our early futility analysis may increase the costs of conducting the FIGHT trial. Additionally, stopping or amending the FIGHT trial as a result of our early futility analysis may further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b and may prevent us from obtaining approval for and commercializing bemarituzumab in a timely manner or at all.

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

•

with respect to patients in any of our clinical trials, delays in completing their participation in any such clinical trial or returning for post-treatment follow-up, or failure to complete such participation or return for such follow-up at all;

•	the occurrence of side effects, disease progression or other events requiring patients to drop out of before completing their participation in our clinical trials;
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

For example, for the reasons described in the foregoing risk factor in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, we plan to conduct an early futility analysis for our FIGHT trial in mid-2020 and pause enrollment after completing screening of patients currently in the pre-screening process, which we expect to occur in the fourth quarter of 2019. We have enrolled approximately 140 patients in the trial, representing approximately 25% of the total number of patients we plan to enroll in the trial. We believe this should be a sufficient number of patients to conduct the futility analysis as planned. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial or amend the trial. Amending the FIGHT trial as a result of our early futility analysis may increase the costs of conducting the FIGHT trial. Additionally, stopping or amending the FIGHT trial as a result of our early futility analysis may further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b and may prevent us from obtaining approval for and commercializing bemarituzumab in a timely manner or at all.

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

In addition, in order to successfully initiate and conduct the FIGHT trial in each country where the trial is taking place, we must obtain sufficient clinical supply of each component of mFOLFOX6 to administer the mFOLFOX6 regimen to patients in each such country. If we experience delays in obtaining or are unable to obtain sufficient supply of any component of the mFOLFOX6 regimen in any country, we may experience delays in conducting our FIGHT trial at clinical trial sites in such country, which would delay our ability to obtain approval for and commercialize bemarituzumab.

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

The timely completion of clinical trials largely depends on the rate of patient enrollment. Many factors affect the rate of patient enrollment, including:

•	the size and nature of the patient population;
•	the number and location of clinical trial sites;
•	competition with other companies for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the clinical trial;
•	for clinical trials in selected patient populations, the ability and time required to properly identify for inclusion in the clinical trial the population of patients we seek to enroll;
•	the design of the clinical trial;
•	the ability to obtain and maintain patient consents;
•	the failure of enrolled patients to complete their participation in the trial; and

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

If we are unable to advance our three late-stage research programs and any future product candidates into and through clinical development, or if we experience significant delays in doing so, our business may be materially harmed.

Our ability to generate product revenues, which we do not expect to occur for many years, if ever, will depend heavily on our and our partners’ ability to successfully advance our three late-stage research programs and any future product candidates into and through clinical development. The outcome of preclinical studies of any of our future product candidates may not predict the success of such product candidates in clinical trials. Moreover, preclinical results regarding a product candidate are often susceptible to varying interpretations and analyses and may not translate into similar results when the product candidate is tested clinically in humans. Many companies have believed their product candidates performed satisfactorily in preclinical and early clinical studies, but such product candidates have nonetheless failed during clinical development. Our inability to successfully complete preclinical or clinical development of any of our future product candidates could cause us to incur additional costs, delay or prevent our ability to advance these product candidates into clinical development or commercialization, or impair our ability to receive development, regulatory, commercialization or sales milestone payments from our current or future collaboration partners, or to generate and receive royalties on product sales or product revenues from our current or future collaboration partners.

We may not successfully develop or commercialize our current or future product candidates, which may force us to terminate our development efforts for one or more programs.

The success of our business depends primarily upon our ability to develop and commercialize protein therapeutics, which we may develop ourselves or in-license from third parties. Our efforts to preclinically develop potential new protein therapeutic candidates may initially show promise, yet fail to yield product candidates for clinical development or candidates that we successfully clinically develop and ultimately commercialize for numerous reasons, including the following:

•	our research methodology may not successfully identify potential product candidates;
•	product manufacturing difficulties may limit product yield or produce undesirable product characteristics that may increase our costs, cause delays or make our product candidates unmarketable;
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

•

Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products to clinical trial sites. If any of our products fail to meet specifications, we may also have to take inventory write-offs and incur other charges and expenses or undertake costly remediation efforts or seek more expensive manufacturing alternatives.

Certain raw materials necessary for the manufacture of our products, such as growth media, resins and filters, are sourced from a single supplier. We do not have agreements in place that guarantee our supply or the price of these raw materials. Any significant delay in the acquisition, decrease in the availability or increase in the price of these raw materials could considerably delay the manufacture of our product candidates, which could adversely impact the timing of any planned clinical trials or the regulatory approval of those product candidates.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Failure to obtain regulatory approval for our product candidates would substantially harm our business.

The FDA and comparable foreign regulatory authorities extensively and rigorously regulate and evaluate the manufacture, testing, distribution, advertising and marketing of drug products prior to granting marketing approvals with respect to such products. This approval process generally requires, at minimum, testing of any product candidate in preclinical studies and clinical trials to establish its safety and effectiveness, and confirmation by the FDA and comparable foreign regulatory authorities that any such product candidate, and any parties involved in its manufacturing, testing and development, complied with current Good Manufacturing Practices, or GMP, current Good Laboratory Practices, or GLP, and current Good Clinical Practices, or GCP, regulations, standards and guidelines during such manufacturing, testing and development. The time required to obtain approval to market a product candidate from the FDA or any comparable foreign regulatory authority is unpredictable but typically takes many years following the commencement of clinical trials and depends on numerous factors, including the conduct of manufacturing, testing and development activities with respect to such product candidate and the substantial discretion of the applicable regulatory authorities. In addition, approval policies, regulations, or the type or amount of preclinical and clinical data necessary to obtain approval may change over the course of a product candidate’s development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates and it is possible that none of our existing or potential future product candidates will ever obtain regulatory approval.

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

For example, we are developing bemarituzumab to treat a subset of patients with front-line gastric or GEJ cancer whose tumors overexpress FGFR2b. We have developed, in collaboration with third-party diagnostic development partners, both an IHC-based assay and a ctDNA blood-based assay to identify gastric and GEJ cancer patients with FGFR2b overexpression or FGFR2 gene amplification who may benefit from treatment with bemarituzumab in combination with mFOLFOX6. In addition, we are developing FPA150 to treat patients with tumors that overexpress B7-H4. We have developed, in collaboration with a third-party diagnostic development partner, an IHC-based assay that we are using in our Phase 1a/1b clinical trial of FPA150 to identify patients with B7-H4 overexpression.

For bemarituzumab, we initially expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened for the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we are using to identify patients eligible for enrollment in the trial. However, approximately 30% of the patients that we pre-screened for possible enrollment in the trial tested positive for FGFR2b overexpression, as measured by the IHC test alone. In addition, contrary to our initial expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. We believe, based on evaluations to date, that our IHC and ctDNA tests are performing properly and that the higher rate of FGFR2b overexpression without FGFR2 gene amplification is not due to the performance, sensitivity or specificity of our IHC and ctDNA tests. If, however, upon further evaluation we determine that either or both of our IHC or ctDNA tests are not performing properly or otherwise do not select the patient population we originally expected to enroll, we and our partners may be required to redesign such companion diagnostics or may experience delays in obtaining or may fail to obtain regulatory approval for such companion diagnostics, which could delay their development and harm our business.

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

Even if we obtain regulatory approval for a product candidate in a particular jurisdiction, the product would be subject to ongoing requirements by the FDA or applicable comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information of or with respect to such product. The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product after approval. If the FDA or any comparable foreign regulatory authority becomes aware of new safety information after approval of any of our product candidates, it may require labeling changes or establishment of a REMS or similar program, impose significant restrictions on the product’s indicated uses or marketing, or impose ongoing requirements for costly post-approval studies or post-market surveillance.

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

We face substantial competition from third parties that may develop or commercialize products before or more successfully than we do.

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

If cabiralizumab were approved for the treatment of cancer, it could face competition from products currently in development as single agents or in combination with anti-PD-1/PD-L1 agents or other immuno-oncology agents, including Syndax Pharmaceuticals Inc.’s SNDX-6352 anti-CSF1R monoclonal antibody, Pfizer Inc.’s, or Pfizer’s, PD-0360324 CSF1 monoclonal antibody, Novartis Pharmaceuticals Corporation’s BLZ945 CSF1R-directed small molecule and lacnotuzumab (MCS110) CSF1 monoclonal antibody, Daiichi Sankyo Company, Limited’s Turalio™ (pexidartinib), PLX73086 and PLX7486 small molecule tyrosine kinase inhibitors, or TKIs, Pfizer/Array Biopharma Inc.’s ARRY-382 CSF1R small molecule TKI or Deciphera Pharmaceuticals LLC’s DCC-3014 CSF1R small molecule TKI, each of which acts in the same pathway as cabiralizumab.

If bemarituzumab were approved for the treatment of previously untreated, advanced gastric or GEJ cancer, it could face competition from currently-approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan, and docetaxel, as well as antibodies that bind to PD-1/PD-L1, including BMS/Ono Pharmaceutical Co., Ltd.’s, or Ono’s, Opdivo monotherapy and Opdivo in combination with BMS/Ono’s Yervoy® (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda® (pembrolizumab), Merck KGaA/Pfizer’s Bavencio® (avelumab), AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi® (durvalumab) anti-PD-L1 antibody, BeiGene Ltd.’s tislelizumab, Innovent Biologics Inc.’s Tyvyt® (sintilimab), Incyte Corporation, or Incyte/MacroGenics, Inc./Zai Lab’s INCMGA0012 (MGA012), Jiangsu Hengrui Medicine Co., Ltd.’s camrelizumab (SHR-1210), Fudan University Shanghai Cancer Center’s apatinib, Astellas Pharma Inc.’s zolbetuximab anti-Claudin 18.2 antibody and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody.

If FPA150 were approved for the treatment of various cancers, it could face competition from currently-approved and marketed products, including cisplatin, carboplatin, gemcitabine, doxorubicin, paclitaxel, topotecan, Genentech, Inc.’s, or Genentech’s, Avastin® (bevacizumab), Celgene Corporation’s Abraxane® (paclitaxel protein-bound), Genentech’s Xeloda® (capecitabine), Sagent Pharmaceuticals, Inc.’s Navelbine® (vinorelbine), and Eisai Inc.’s Halaven® (eribulin mesylate); antibodies that bind to PD-1/PD-L1, including Opdivo monotherapy and Opdivo in combination with Yervoy (ipilimumab), Keytruda (pembrolizumab), Bavencio (avelumab), Genentech’s Tecentriq® (atezolizumab), Imfinzi (durvalumab), and tremelimumab; Immunomedics, Inc.’s sacituzumab govitecan (IMMU-132) anti-Trop-2-SN-38 antibody drug conjugate, or ADC; small molecule poly ADP-ribose polymerase inhibitors, including AstraZeneca UK Limited’s Lynparza® (olaparib), GlaxoSmithKline plc/Tesaro, Inc.’s Zejula® (niraparib), Clovis Oncology, Inc.’s Rubraca® (rucaparib), Pfizer’s talazoparib and AbbVie Inc.’s veliparib; and other product candidates that are in or may enter clinical development, such as ImmunoGen, Inc.’s mirvetuximab soravtansine (IMGN853) ADC that targets folate receptor alpha.

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety profile of our product candidates, including relative to marketed products and product candidates undergoing development by third parties;
•	the time it takes for our product candidates to complete clinical development and receive marketing approval;
•	our and our partners’ ability to commercialize any of our product candidates that receive regulatory approval;
•	our and our partners’ ability to manufacture commercial quantities of any of our product candidates that receive regulatory approval;
•	the price of our products, including in comparison to branded or generic competitors;
•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•	acceptance of any of our product candidates that receive regulatory approval by physicians and other healthcare providers; and
•	our ability to establish, maintain and protect intellectual property rights related to our product candidates.

Our product candidates may not achieve the level of market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain the level of market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. Whether and the extent to which our product candidates achieve commercial success will also depend on coverage of and adequate reimbursement for these product candidates by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be available or otherwise obtained in all jurisdictions in which we may seek to market our approved product candidates. The degree of market acceptance of any of our approved product candidates will depend on numerous factors, including:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate to enable us to achieve or sustain profitability.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The federal Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective on January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act-qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Act. While this Texas U.S. District Court judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions in Medicare payments to providers of, on average, 2% per fiscal year through 2027 unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislative, administrative or executive action. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product, which could materially harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain or maintain profitability or successfully commercialize our products.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that receive marketing approval. Product liability claims may be brought against us by patients, including those enrolled in our clinical trials, healthcare providers or others that use, administer or sell our products. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates or any products that receive marketing approval;
•	termination of clinical trials at particular sites or entire clinical trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of patients from participation in our clinical trials;
•	significant costs to defend the related litigation;
•	substantial monetary awards payable to claimants, including patients enrolled in our clinical trials;
•	loss of revenue;

•	diversion of management and scientific resources from our business operations; and
•	inability to commercialize any products that have received marketing approval.

We currently hold $10.0 million in clinical trial liability insurance coverage, which may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for one or more of our product candidates, but we may be unable to obtain such product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Our relationships with healthcare providers, third-party payors and customers will be subject to applicable anti-kickback, fraud and abuse, transparency, privacy and other healthcare laws and regulations, violation of which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any of our products that have received marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

The federal Anti-Kickback Statute prohibits any person or entity from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid;

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

To succeed, we must recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In January 2019, we announced our implementation of a corporate restructuring, or the January restructuring, to focus our resources on our clinical development and late-stage research programs. In connection with the restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount. In October 2019, we announced our implementation of another corporate restructuring, or the October restructuring, and together with the January restructuring, the restructurings, to extend our cash runway and ensure our long-term sustainability. In connection with the October restructuring, we will eliminate approximately 70 employee positions across all functions at the company. Approximately 70% of the eliminations will occur by the end of 2019, with the remainder occurring in 2020. We believe the restructurings have harmed our ability to attract and retain qualified personnel and resulted in reduced morale among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we have. These companies may also provide more diverse opportunities and better or more chances for development or career advancement. Some of these characteristics may appeal more to high-quality candidates than what we offer. If we are unable to continue to attract and retain personnel, the rate at which we can develop and advance current and future product candidates, and our success in doing so, will be limited and our business may be harmed.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist activity, political and economic instability and other events beyond our control, which could harm our business.

Our computer and other systems, or those of our partners, CROs or other service providers, may fail or be interrupted, including due to fire, earthquake or other natural disasters, hardware, software, telecommunication or electrical failures or terrorism, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research or preclinical or clinical data important to our research or development programs, interrupt the conduct of ongoing research or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is in a seismically-active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disaster and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses that may occur from interruption of our business and any losses or damages incurred by us could harm our business.

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

A part of our strategy is to enter into product development collaborations, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners for additional product development collaborations and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish a development collaboration or other alternative arrangement for any of our other existing or future product candidates and programs because development of our product candidates and programs may be deemed to be too early in development for collaborative efforts or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or otherwise become marketable products if approved. Even if we are successful in our efforts to establish new development collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development collaborations if, for example, development or approval of the applicable product candidate is delayed or sales of such product candidate, once approved, are disappointing. Any delay in entering into new development collaboration agreements related to our product candidates could delay the development and commercialization of such product candidates and reduce their competitiveness if they reach the market.

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

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights, as well as whether any patents will ever be issued based on applications claiming such patent rights, are uncertain. Our and our current or future licensors’, licensees’ or collaborators’ pending and future patent applications may not result in issued patents that protect our technology or products, in whole or in part, or that effectively exclude others from commercializing similar or otherwise competitive technologies and products. During the patent prosecution process, we or our licensors, licensees or collaborators may be required to narrow the scope of the claims of pending and future patent applications, which may limit the scope of protection if patents issue from such applications. Our and our licensors’, licensees’ or collaborators’ rights in the technology claimed in patent applications cannot be enforced against third parties using such technology unless and until a patent issues from such applications, and then only to the extent the issued claims effectively cover such technology.

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

Patent holders are required to pay periodic maintenance and annuity fees to the USPTO and foreign patent agencies over the lifetime of any issued patent. The USPTO and various foreign patent agencies also require compliance with various procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market and compete with such product candidates, which would have a material adverse effect on our business.

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

Our commercial success depends upon our ability, and the ability of our licensors and collaborators, to develop, manufacture, market and sell product candidates without infringing the proprietary rights of third parties. Third parties currently, and may in the future, hold intellectual property rights, including patent rights, that are important or necessary for the development or commercialization of our product candidates. As a result, we are a party to a number of licenses that are important to our business and expect to enter into additional licenses in the future. For example, we have entered into non-exclusive licenses with third parties, including BioWa, Inc. and Lonza Sales AG, to use their proprietary protein expression and cell line technologies, which are necessary to produce our product candidates. If we fail to comply with the obligations under these license agreements, including payment and diligence terms, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product candidate that, or the development or manufacturing of which, is covered by the rights licensed under these agreements and may face other contractual penalties. Such an occurrence could materially adversely affect the value of any product candidate being developed using technology licensed under any such agreement. Termination of, or reduction or elimination of our rights under, these agreements may require us to negotiate new or reinstated agreements, which may not be available to us on equally favorable or otherwise commercially reasonable terms, or at all, or cause us to lose our rights we had under the original agreements, including our rights to intellectual property or technology important to or necessary for our development programs.

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

In addition to seeking patents covering our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into confidentiality agreements with parties who have access to them, including our employees, corporate collaborators, scientific collaborators, contract manufacturers, advisors and other third parties. We also enter into confidentiality and intellectual property, including patent, assignment agreements with our employees and consultants. Despite these efforts, any of these parties, including our current or former employees or consultants and those of our service providers or collaborators, may breach the applicable agreements and disclose our confidential information, including our trade secrets, and we may not be able to obtain adequate remedies for any such breach. Bringing a claim against a party for illegally disclosing or misappropriating a trade secret is difficult, expensive and time-consuming and the outcome of any resulting litigation or other proceeding is unpredictable. Additionally, litigation involving our trade secrets puts us at significant risk that such trade secrets will be publicly disclosed, thereby significantly reducing or eliminating their value and potentially increasing competition and otherwise harming our business. Further, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using any such trade secret to compete with us, which could harm our competitive position.

Risks Related to Our Financial Position and Capital Needs

We expect to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the quarter ended September 30, 2019, we reported a net loss of $36.1 million.

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

We will require additional capital to finance our operations, which may not be available to us on acceptable terms or at all. As a result, we may not complete the development and commercialization of our current or future product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. We have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months and, as a result of the restructurings and other cost control measures, including our efforts to sublease all or a portion of our current corporate facilities, we expect our expenses to decrease in the short term. However, we expect our research and development expenses will increase substantially in connection with our ongoing activities, particularly as we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, as we move our product candidates through preclinical studies and into clinical development, we may observe adverse results that require us or one of our collaboration partners to terminate the program for a product candidate. Alternatively, we may be required to conduct additional research or development activities or studies for a product candidate or substantially redesign a product candidate, each of which could lengthen the development process and increase our development costs for such product candidate. If we initiate additional clinical trials for certain product candidates, we may need to raise additional funds or otherwise obtain funding through product collaborations beyond the collaborations we currently have in place. In any event, we will require additional capital to develop, obtain regulatory approval for and to commercialize our current and future product candidates.

If we need to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize current and future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to or otherwise do not raise additional capital when required or on acceptable terms, we may need to:

•	significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or cease all or a portion of our operations;
•	seek collaborations for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•	relinquish or license to third parties on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

Raising additional capital may dilute our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $3.22 to $60.89 through November 5, 2019. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

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

The market price of our common stock has declined over the last few years and may continue to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and we may become a target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our principal stockholders and management own a significant percentage of our stock and may be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 32% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).

10.1†	Amendment No. 3 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of July 17, 2019.

10.2†	Amendment No. 4 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of August 22, 2019.

10.3+	Separation Agreement by and between the company and Aron M. Knickerbocker, dated as of September 19, 2019.

10.4+	Offer Letter Agreement by and between the company and William R. Ringo, dated as of October 4, 2019.

10.5+	Amendment to Offer Letter Agreement by and between the company and William R. Ringo, dated as of October 8, 2019.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

†	Portions of this exhibit (indicated by asterisks) have been omitted.

+Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc.
(Registrant)

/s/ William R. Ringo
Date: November 6, 2019	William R. Ringo
Chief Executive Officer
(Principal Executive Officer)

/s/ David V. Smith
Date: November 6, 2019	David V. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)