Form 10-K
period 2019-12-31
FIVE PRIME THERAPEUTICS, INC.
filed 2020-02-27
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $205 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market LLC on June 28, 2019 of $6.03 per share. Shares of the registrant’s common stock held by each officer and director and stockholders that the registrant has concluded are affiliates of the registrant have been excluded in that such persons may be deemed affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of February 26, 2020, the registrant had 36,391,980 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the 2020 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

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

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND INDUSTRY DATA

This Annual Report on Form 10-K, or our Annual Report, contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments and/or royalties, and the timing of such payments;
•	our or our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the timing or likelihood of regulatory filings and approvals;
•	the ability to negotiate pricing, coverage and adequate reimbursement for our drug candidates with third parties and government authorities;
•	developments relating to our competitors’ and our industry;
•	our expectations regarding licensing, acquisitions and strategic operations; and
•	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” and elsewhere in this Annual Report. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report.

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

iii

PART I

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

•	FPA150 is an antibody that targets B7-H4 that we are studying in a clinical trial to treat patients with cancers that overexpress B7-H4.
•	FPT155 is a soluble CD80 fusion protein that enhances co-stimulation of T cells through CD28 that we are studying in a clinical trial in multiple cancers.
•

BMS-986258 is an anti-T cell immunoglobulin and mucin domain-3, or TIM-3, antibody that our partner, BMS, is studying in a clinical trial in combination with Opdivo in patients with advanced malignant tumors.

Our product candidates are typically only-in-class, first-in-class or meaningfully differentiated from other in-class therapeutics. We generally look for single-agent activity or clear activity in, for example, tumor types that are rarely sensitive to checkpoint inhibitors.

Historically, we leveraged our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believed could be useful in oncology, and we generated and preclinically tested therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identified and validated. In October 2019, we began a corporate restructuring, pursuant to which we are eliminating most of our in-house target discovery and validation and protein therapeutic generation and engineering capabilities by the first quarter of 2020. We currently have three late-stage research programs that arose from our work with our discovery capabilities. We plan to advance lead therapeutic antibodies for one of these programs into IND-enabling studies in the second quarter of 2020. Due to our significantly reduced scope of in-house research and preclinical capabilities following our October 2019 restructuring, we expect to advance each of our late-stage research programs through preclinical development relying mostly on out-sourced and contracted capabilities. In addition, as part of our corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

Strategy

Our goal is to build a leadership position in the development and commercialization of oncology therapeutics. The key elements of our strategy to achieve this goal are:

•

Focus on oncology therapeutics. Oncology therapeutics accounted for nearly $150 billion in global sales in 2018. However, there continues to be significant medical need for innovative and effective cancer therapies. With the significant experience and expertise of our clinical scientists in the field of oncology, we believe we are well positioned to develop and clinically evaluate effective and innovative protein therapeutics.

•

Continue to advance and expand our pipeline. We have a robust pipeline that addresses multiple cell types in the tumor microenvironment. We and our partners are currently advancing bemarituzumab, FPA150, FPT155, and BMS-986258 through clinical development, and we have three late-stage research programs, one of which we expect to advance into IND-enabling studies in the second quarter of 2020. We plan to focus our resources on the further development of these product candidates, advancing our late-stage research programs into preclinical and clinical development and supplementing our ongoing development by looking to selectively acquire or in-license, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies.

•

Establish strategic license agreements and product and clinical collaborations to supplement our development capabilities and generate funding. From time to time, we plan to establish additional product and clinical collaborations. These collaborations will allow us to supplement our development, manufacturing, regulatory and commercialization capabilities to broaden and accelerate clinical development and potential commercialization of our product candidates, provide us with significant funding to advance our pipeline and validate our technology.

•

Build a U.S.-focused commercial enterprise by retaining rights for products in targeted specialty markets. As our product candidates near commercialization, we plan to build sales and marketing capabilities in selected specialty markets in the United States that we can adequately serve as we work toward becoming a focused commercial organization. We currently have global rights to all our product candidates, except that we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan, and granted BMS exclusive global rights to develop and commercialize cabiralizumab.

Our Pipeline

The following table shows the stage of development of the most advanced product candidates that we are developing or that have come from our pipeline and are being developed or supported by our collaborators:

______________________________

* Partnered with Zai Lab – see “Part I—Item 1. Collaborations” of this Annual Report for a description of our China collaboration agreement with Zai Lab.

** Partnered with BMS – see “Part I—Item 1. Collaborations” of this Annual Report for a description of our collaboration agreements with BMS.

† Development is being conducted exclusively by BMS.

†† Development is being conducted exclusively by Seattle Genetics.

Clinical Programs

Bemarituzumab (FPA144)

Bemarituzumab is an antibody that inhibits FGFR2b that we are developing to treat a subset of gastric (stomach) and GEJ cancer patients whose tumors overexpress FGFR2b. This subset of patients is associated with lower overall survival. We are working with third parties specializing in companion diagnostic development to develop immunohistochemistry, or IHC, and circulating tumor DNA, or ctDNA, blood-based companion diagnostics to identify gastric and GEJ cancer patients who have FGFR2b overexpressing tumors or FGFR2 gene amplification and who would be most likely to benefit from treatment with bemarituzumab.

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

Clinical Development of Bemarituzumab

We are currently dosing patients in a global Phase 3 clinical trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial. We are conducting the trial in China in collaboration with Zai Lab. We paused enrollment in the FIGHT trial in the fourth quarter of 2019, except for sites in Japan where we plan to enroll up to six patients while the remainder of the FIGHT trial remains closed for enrollment.

We are identifying patients for inclusion in the Phase 3 FIGHT trial using both an IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a ctDNA blood-based test, which allows us to detect FGFR2 gene amplification from DNA shed by tumor cells in blood plasma. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. The FIGHT trial is designed to enroll patients that test positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test. We believe that patients with tumors that meet the criteria in any of these subgroups may benefit from the addition of bemarituzumab to front-line chemotherapy.

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

As of the time we paused enrollment in the trial, approximately 30% of the patients that we pre-screened for possible enrollment in the trial tested positive for FGFR2b overexpression, as measured by the IHC test alone. This was significantly higher than we expected at the time we started the trial. In addition, contrary to our initial expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may enroll a greater proportion of patients whose tumors overexpress FGFR2b due to a reason other than FGFR2 gene amplification. We believe all patients enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, as bemarituzumab targets FGFR2b that is overexpressed on the cell surface regardless of the cause of overexpression. However, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. This represents an additional unknown because we have limited clinical data from patients who overexpress FGFR2b in the absence of FGFR2 gene amplification, and these patients represent a vast majority of the patients we have enrolled. These patients may be less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, which increases the risk that we do not achieve the primary endpoints of the FIGHT trial with statistical significance and increases the risk that the FIGHT trial will not enable registration of bemarituzumab in combination with mFOLFOX6 as front-line treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

Accordingly, we plan to conduct an early futility analysis in mid-2020 after the occurrence of a pre-specified number of events in the trial. As of February 2020, we had enrolled approximately 150 patients in the trial. We believe this should be a sufficient number of patients to allow us to conduct the futility analysis as planned. The futility analysis will allow us to ensure that the FIGHT trial is adequately powered to detect an overall survival benefit at full enrollment in previously untreated, advanced gastric and GEJ cancer patients whose tumors test positive for FGFR2b overexpression. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial or amend the trial. Stopping or amending the FIGHT trial as a result of our early futility analysis may further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

Even if we pass the futility analysis, given the significant cost of running the FIGHT trial and our current resources and priorities, our ability to restart and continue the FIGHT trial as currently designed will depend on our ability to secure a partner that will pay for all or substantially all of any future development and commercialization expenses for our bemarituzumab program. Based on feedback we have received from potential partners, we believe that it may be difficult to secure a partner for our bemarituzumab program on reasonable terms or at all without data showing the efficacy of the combination of bemarituzumab and mFOLFOX6 in patients with advanced gastric or GEJ cancer that overexpresses FGFR2b. Accordingly, we are considering additional alternatives that will allow us to advance our bemarituzumab program in the event we are unable to secure a partner, including converting the FIGHT trial to a Phase 2 or Phase 2/3 clinical trial in order to generate the data that would potentially support a partnering transaction.

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

Clinical Development of FPA150

We are conducting a Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of FPA150 as a potential therapy in patients with a variety of cancers. We are dosing patients in the Phase 1b expansion portion of the trial, in which we are evaluating FPA150 as a monotherapy in HR+/HER2- and triple-negative breast cancer, ovarian cancer and endometrial cancer patients whose tumors overexpress B7-H4 and evaluating FPA150 in combination with Keytruda® (pembrolizumab) in patients with advanced ovarian cancer that overexpresses B7-H4 who have not received prior therapy with an anti-PD1 or PD-L1-directed agent.

In June 2019, we presented preliminary safety and pharmacokinetic data from 29 patients from the Phase 1a portion of the Phase 1a/1b clinical trial in a clinical poster at the 2019 American Society of Clinical Oncology Annual Meeting, or the ASCO presentation. As of the March 15, 2019 data cut-off date for the ASCO presentation, we had tested FPA150 in patients with advanced solid tumors, including patients with tumors that overexpress B7-H4, at doses of up to 20 mg/kg given as monotherapy every three weeks. We observed that FPA150 was well tolerated in doses up to 20 mg/kg, with no dose-limiting toxicities and no serious adverse events or treatment-related adverse events greater than Grade 4 that were attributable to FPA150. In addition, we believe the observed trough concentration at a dose of 20 mg/kg achieves greater than 95% occupancy for both B7-H4 and the FcɣRIIIa receptor. Based on the safety and pharmacokinetic data, we selected a dose of 20 mg/kg of FPA150 every three weeks for the Phase 1b monotherapy expansion cohorts in our FPA150 trial.

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

Based on the efficacy data that we have observed in our Phase 1a/1b clinical, including as presented in the ESMO presentation, we do not currently plan to advance the development of FPA150 as a monotherapy. In addition, although we continue to evaluate FPA150 in combination with Keytruda in a Phase 1b cohort of patients with ovarian cancer that overexpresses B7-H4, given the costs of advancing this combination through clinical development and our current resources and priorities, we do not plan to advance the clinical development of the combination independently in the near term. Because of the lack of observed off-target toxicity in our clinical trial and the extent of overexpression of B7-H4 in several tumors, we believe that developing our B7-H4 antibodies in other formats, including as a re-directed T-cell bi-specific format or as a chimeric antigen receptor (CAR) T-cell therapy, may benefit patients. We plan to evaluate business development opportunities that would allow us to advance the clinical development of FPA150 or our other B7-H4 antibodies in combination with a PD-L1 antibody or in other formats.

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

Clinical Development of FPT155

We are conducting a Phase 1a/1b clinical trial of FPT155 in patients with solid tumors. We are currently in the Phase 1a dose escalation portion of the trial. As of January 2020, we had tested FPT155 in nine dose escalation cohorts (up to 140 mg flat dosing every three weeks) without any observed dose-limiting toxicities and are currently treating patients in the tenth dose cohort at the 280 mg dose level. We have not observed any evidence of super agonism in patients enrolled the trial. We have also initiated enrollment in an exploratory cohort in the Phase 1a portion of the trial that will test FPT155 at dose levels at which we have not observed any dose-limiting toxicities and at which we had observed efficacy in preclinical models. In the exploratory cohort, we will investigate FPT155 monotherapy in patients with solid tumors, with the objective of gaining data on safety, pharmacokinetics and potential preliminary single-agent clinical activity of FPT155. In the Phase 1b expansion portion of the trial, we plan to evaluate FPT155 in various disease-specific cohorts of patients.

In November 2019, we presented in a clinical poster at the 34th Annual Meeting of the Society for Immunotherapy of Cancer, or the SITC presentation, initial safety data from the Phase 1a dose escalation portion of our Phase 1a/1b clinical trial. As of the September 30, 2019 data cut-off date for the SITC presentation, we had tested FPT155 in 15 patients with advanced solid tumors at doses of up to 42 mg given as monotherapy every three weeks. We observed that FPT155 was well tolerated in doses up to 42 mg, with no dose-limiting toxicities and no serious adverse events or treatment-related adverse events greater than Grade 3. There was also no observed evidence of clinical or laboratory cytokine release syndrome.

The pharmacodynamic biomarker data we have observed in the Phase 1a dose escalation portion of the trial also shows expansion of central memory T cells in the blood, which is consistent with the predicted mechanism of action of FPT155 that has been observed in preclinical studies.

Although we anticipate single-agent activity of FPT155, the early pharmacodynamic and safety data we have observed in the trial and preclinical data suggest that the combination of FPT155 and an anti-PD-1 therapy will be synergistic. Accordingly, we plan to add a dose escalation cohort to the trial to evaluate the combination of FPT155 and pembrolizumab in patients with non-small cell lung cancer, which we plan to follow with an expansion cohort evaluating a selected dose of FPT155 in combination with pembrolizumab in the same patient population.

Cabiralizumab (FPA008)

Cabiralizumab is an antibody that inhibits CSF1R. CSF1R is a cell surface protein that controls the survival and function of certain immune response cells called monocytes and macrophages, which are elevated or activated in multiple disease settings. In cancer, certain macrophages suppress the immune system’s ability to kill cancer cells, and the presence of these immunosuppressive tumor-associated macrophages, or TAMs, often correlates with poor prognosis in cancer patients. Cabiralizumab blocks the activation and survival of TAMs, thereby facilitating an immune response against tumors. Preclinical data have shown that the combination of cabiralizumab with T cell checkpoint inhibitors, such as PD-1 inhibitors, or immune agonists (e.g., anti-CD40 antibodies) may have synergistic therapeutic effects in treating cancer.

Clinical Development of Cabiralizumab

We have completed enrollment and treatment of patients in our Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining cabiralizumab with Opdivo as a potential treatment for a variety of cancers.

Based on data from our Phase 1a/1b clinical trial testing the combination of cabiralizumab with Opdivo in patients with late-line pancreatic cancer, our partner BMS advanced the development of cabiralizumab in combination with Opdivo, with and without chemotherapy, in second-line patients with pancreatic cancer in a randomized, controlled multi-arm Phase 2 clinical trial (NCT03336216). In February 2020, BMS informed us that the trial did not meet its primary endpoint. BMS informed us that while it has no near-term plans for additional sponsored development of cabiralizumab, it will continue to support the evaluation of cabiralizumab in select, ongoing investigator-sponsored trials and may continue to assess future development opportunities for cabiralizumab. In addition, BMS informed us that no new safety signals were observed in the Phase 2 clinical trial.

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

Clinical Development of BMS-986258

BMS is conducting a Phase 1/2 clinical trial of BMS-986258 in combination with Opdivo and in combination with Halozyme Therapeutics, Inc.’s rHuPH20 in patients with advanced malignant tumors (NCT03446040).

Preclinical and Late-Stage Research Programs

Historically, we leveraged our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believed could be useful in oncology, and we generated and preclinically tested therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identified and validated. In October 2019, we began a corporate restructuring pursuant to which we are eliminating most of our in-house target discovery and validation and protein therapeutic generation and engineering capabilities by the first quarter of 2020.

We currently have three late-stage research programs that arose from our work with our discovery capabilities. We plan to advance lead therapeutic antibodies for one of these programs into IND-enabling studies in the second quarter of 2020. Due to our significantly reduced scope of in-house research and preclinical capabilities following our October 2019 restructuring, we expect to advance each of our late-stage research programs through preclinical development relying mostly on out-sourced and contracted capabilities.

Collaborations and License Agreements

A part of our strategy is to establish collaborations with strategic partners. These collaborations allow us to supplement our development, manufacturing, regulatory and commercialization capabilities to broaden and accelerate clinical development and commercialization of our product candidates, provide us with significant funding to advance our pipeline and validate our technology.

In addition, as part of corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies. We plan to evaluate for potential acquisition or licensing assets that are IND-ready or in early clinical development and that we can leverage our in-house development capabilities to develop to data read-outs in the near- to medium-term. Our primary focus remains on oncology therapeutics.

A summary of our key product, clinical and discovery collaborations and license agreements is set forth below. For information regarding the financial terms of the following agreements, including amounts we have received through December 31, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Overview – Collaboration and License Revenue.”

Collaborations

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

Zai Lab will also be obligated to pay us a royalty, on a licensed product-by-licensed product and region-by-region basis, in the high teens or low twenties, depending on the number of patients Zai Lab enrolls in the FIGHT trial, subject to reduction in certain circumstances, on net sales of each licensed product in the territory until the latest of (i) 11 years after the first commercial sale of such licensed product in such region, (ii) the expiration of certain patents covering such licensed product in such region, and (iii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such licensed product expires in such region. We cannot determine the date on which Zai Lab’s potential royalty payment obligations to us would expire because Zai Lab has not yet developed any licensed products under the agreement, and we therefore cannot at this time identify the date of the first commercial sale of or expiration of any related patents covering or regulatory exclusivity periods with respect to any licensed products.

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

In connection with entering into the immuno-oncology research collaboration, BMS paid us an upfront payment of $20.0 million. We are eligible to receive up to $240.0 million per collaboration target in specified developmental-, regulatory- and commercialization-related contingent payments comprising aggregate developmental-related contingent payments of up to $53.0 million, aggregate regulatory-related contingent payments of up to $74.0 million and aggregate commercialization-related contingent payments of up to $113.0 million. We are also eligible to receive up to $60.0 million in sales-based contingent payments per collaboration product.

For each commercialized product under the immuno-oncology research collaboration that is directed toward a target in a checkpoint pathway, BMS is also obligated to pay us tiered mid-single digit to low double-digit percentage royalties, subject to reduction in certain circumstances, on net sales of such product for the longer of (i) 12 years after the first commercial sale of such product, (ii) the life of certain licensed patents covering such product or (iii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such product expires. We cannot determine the date on which BMS’s potential royalty payment obligations to us would expire because BMS has not yet commercialized any products under the immuno-oncology research collaboration, and we therefore cannot identify the date of the first commercial sale of or expiration of any related patents covering such product.

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

Through December 31, 2019, we made milestone payments to Galaxy totaling $14.6 million. We are obligated to pay Galaxy additional milestone payments of up to $77.4 million, comprising aggregate intellectual property-related milestone payments of up to $3.0 million, aggregate development-related milestone payments of up to $17.5 million for development in two indications, aggregate regulatory-related milestone payments of up to $41.5 million for two indications and aggregate commercial-related milestone payments of up to $30.0 million. We are also obligated to pay tiered royalties on net sales of bemarituzumab from the high-single digits to the low-double digits.

Our license agreement with Galaxy will remain in effect until the expiration of our royalty obligations in all countries. For each licensed product, we are obligated to pay Galaxy royalties on net sales of such product on a country-by-country basis for the longer of the life of the licensed patents covering such licensed product in such country or 10 years after the first commercial sale of such licensed product in such country. We cannot determine the date on which our royalty payment obligations to Galaxy would expire because no commercial sales of bemarituzumab have occurred and the last-to-expire relevant patent covering bemarituzumab in a given country may change in the future. Galaxy currently has issued patents, which we have licensed, covering bemarituzumab in the United States, Europe, China, Japan and other countries that expire in 2029. Further patents may issue from pending patent applications in these and other countries and these patents would expire in 2029. These patent expiration dates do not reflect any patent term adjustments or extensions that may be available.

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

Under the agreement, we made milestone payments to BioWa-Lonza totaling $1.5 million through December 31, 2019. We are obligated to pay BioWa-Lonza additional milestone payments of up to $24.5 million for regulatory and commercialization milestones achieved in our bemarituzumab antibody program. We are also obligated to pay BioWa-Lonza tiered royalties on net sales of bemarituzumab up to mid-single digit percentages of the proceeds of such sales.

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

Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, combination therapy, biomarker and companion diagnostic related claims. We also rely on trade secrets relating to our product candidates and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will also depend significantly on our ability to obtain rights to intellectual property held by third parties that may be necessary or useful to our business, including for the discovery, development and commercialization of our product candidates. We generally obtain rights to third-party intellectual property through exclusive or non-exclusive licenses. For example, we entered into a non-exclusive license with BioWa-Lonza to use their proprietary protein expression and cell line technology, which is necessary to produce certain of our product candidates. If we are not able to obtain rights to intellectual property held by third parties that are necessary or useful to our business, our business could be harmed, possibly materially.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly limited before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors – Risks Related to Our Intellectual Property.”

The patent portfolios for our most advanced programs are summarized below:

Bemarituzumab

Our bemarituzumab patent portfolio includes patents and patent applications we exclusively licensed from Galaxy, as well as U.S. and foreign patents and patent applications wholly owned by us. The patent portfolio covers compositions of matter, methods of use, companion diagnostics, combination therapies and formulations relating to bemarituzumab. The issued U.S. patents and issued foreign patents, covering compositions of matter and methods of use, expire between 2029 and 2034. Patents that may issue from the pending U.S. and foreign applications would expire between 2029 and 2039.

FPA150

Our patent portfolio for FPA150 includes pending U.S. and foreign patent applications wholly owned by us. Those pending applications cover compositions of matter, methods of use, companion diagnostics, combination therapies and formulations relating to FPA150. Patents that may issue from the pending U.S. and foreign applications would expire between 2038 and 2039.

FPT155

Our patent portfolio for FPT155 includes pending U.S. and foreign patent applications wholly owned by us. Those pending applications cover compositions of matter, methods of use, combination therapies, biomarkers and formulations relating to FPT155. The issued U.S. patent covering compositions of matter and methods of use, expires in 2036. Patents that may issue from the pending U.S. and foreign applications would expire between 2036 and 2040.

Manufacturing

We currently have process development capabilities. Historically, we generally performed cell line and process development for our product candidates and manufactured quantities of our product candidates necessary to conduct preclinical studies of those product candidates. We expect to increasingly rely on third-party service providers and may in the foreseeable future out-source all or a portion of the cell line and process development activities that we currently conduct, as well as the manufacturing of quantities of our product candidates for use in preclinical studies. We do not have and do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. We rely on third-party manufacturers to produce bulk drug substance required for our clinical trials and expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products. We have personnel with significant technical, manufacturing, analytical, quality and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes.

We must manufacture drug product for clinical trial use in compliance with current Good Manufacturing Practices, or cGMP. cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements and FDA satisfaction before any product is approved. Our third-party manufacturers and their facilities are also subject to periodic inspections by the FDA and other authorities to assess our and their compliance with applicable regulations, including inspection and review of the procedures and operations used in the testing and manufacture of our products. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material impact on the availability of our products. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Commercialization

We have not yet established sales, marketing or product distribution operations. We generally expect to retain some commercial rights in the United States for our product candidates in specialty markets.

Competition

The biotechnology and pharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with third-party therapeutics include the efficacy, safety and convenience of our products and the ease of use and effectiveness of any companion diagnostics. The level of generic competition and the availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

The acquisition and licensing of pharmaceutical product candidates is also very competitive. More established companies that have strategies to license or acquire products may have competitive advantages over us, as may other emerging companies that take similar or different approaches to product acquisitions and licensing.

Many of the companies against which we may compete have significantly greater financial resources and expertise in development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, clinical and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Government Regulation and Product Approval

In the United States, the FDA regulates protein therapeutics like bemarituzumab, FPA150, FPT155 and our other product candidates as biological drug products, or biologics, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and related regulations. Biologics are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development or approval process or after approval may subject an applicant to administrative or judicial actions. These actions could include the suspension or termination of clinical trials by the FDA or an Institutional Review Board, or IRB, the FDA’s refusal to approve pending applications or supplements, revocation of a biologics license, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, civil penalties or criminal prosecution. Any administrative or judicial action involving us or our product candidates could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of biologics. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, effectiveness, safety, purity, potency, labeling, storage, distribution, recordkeeping and reporting, approval, import and export, advertising and promotion and post-market surveillance of biologics, including our current and potential future product candidates.

The FDA’s and comparable regulatory agencies’ policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of any current or future product candidates or approval of product or manufacturing changes, new disease indications, or label changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Biologics Product Development

The process required by the FDA before biologics may be marketed in the United States generally involves the following:

•	Preclinical laboratory and animal testing;
•	submission of an Investigational New Drug, or IND, application, which must become effective before clinical trials can begin;
•	adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic for its intended use or uses;
•	pre-approval inspection of manufacturing facilities and clinical trial sites; and
•	FDA approval of a BLA, which must occur before a biologic can be marketed or sold.

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

Prior to commencing the first clinical trial in humans, an IND application must be submitted to the FDA. A company must submit preclinical testing results to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in humans. The IND application automatically becomes effective 30 days after receipt by the FDA unless, within the 30-day time period, the FDA raises concerns or questions about the conduct of the clinical trial and places the trial on clinical hold. In such case, the sponsor of the IND application must resolve any outstanding concerns with the FDA before the clinical trial can begin. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the clinical trial plan before the trial commences at that site. Informed consent must also be obtained from each trial subject. Regulatory authorities, an IRB, a data safety monitoring board or the study sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable safety risk.

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

•

Phase 3 — when Phase 2 clinical trials demonstrate that a dosage range of the product appears effective and has an acceptable safety profile and provide sufficient information for the design of Phase 3 clinical trials, Phase 3 clinical trials are undertaken to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple clinical trial sites. Phase 3 clinical trials are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product approval by the FDA.

All clinical trials must be conducted in accordance with Good Clinical Practice, or GCP, requirements in order for the resulting data to be considered reliable for regulatory purposes.

The Biologic License Application Approval Process

In order to obtain approval to market a biologic in the United States, a BLA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational product for the proposed indication must be submitted to the FDA. Each BLA submission requires a substantial user fee payment unless a waiver or exemption applies. The application includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to, among other things, the product’s chemistry, manufacturing, controls and proposed labeling. The application may include data from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, as well as supplemental data from alternative sources, including studies initiated by investigators.

The FDA will initially review a BLA for completeness before it accepts such BLA for filing. Under the FDA’s procedures, the agency has 60 days from its receipt of a BLA, or the filing period, to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe, efficacious, pure and potent, which includes determining whether the product is effective for its intended use, and whether the product is being manufactured in accordance with cGMP and in a manner that assures and preserves the product’s identity, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

During the approval process, the FDA will also determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure that the benefits of the biologic outweigh its risks. Depending on what the FDA considers necessary for the safe use of the drug, a REMS may include various elements, ranging from a medication guide or patient package insert to training and certification requirements for prescribers and/or pharmacies to safe use conditions that must be in place before the drug is dispensed. If the FDA concludes that a REMS is needed, the BLA applicant must submit a proposed REMS that the FDA deems satisfactory in order for the FDA to approve the BLA.

The FDA’s standard review time for a BLA for a new molecular entity is 10 months from the end of the filing period. Based on pivotal clinical trial results submitted in a BLA, at the discretion of the FDA or upon the request of an applicant, the FDA may grant a priority review designation to a product, which sets the target date for FDA action on the application at six months from the end of the filing period. Priority review is given for a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to marketed products or offer a therapy where no satisfactory alternative therapy exists. Priority review designation does not change the scientific or medical standard for approval or the quality of evidence necessary to support approval.

After the FDA completes its review of a BLA, it will either communicate to the sponsor that it will approve the product, or issue a complete response letter to communicate that it will not approve the BLA in its current form and to inform the sponsor of changes that the sponsor must make or additional clinical, nonclinical or manufacturing data that must be received before the FDA can complete review and ultimately approve the application, with no implication regarding the ultimate approvability of the application. If a complete response letter is issued, the sponsor may either resubmit the BLA, addressing all deficiencies identified in the letter, or withdraw the application. Resubmitting a BLA in response to a complete response letter can add additional time to the approval process for a product.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct a clinical trial of the product in accordance with GCP, the FDA may determine the data generated by the site should be excluded from the primary efficacy analyses provided in the BLA. Additionally, notwithstanding the submission of any requested additional data or information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process for a biologic requires substantial time, effort and financial resources and may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These additional Phase 4 clinical trials may be made a condition to be satisfied for continuing product approval. The results of Phase 4 clinical trials can confirm the effectiveness of a product candidate and can provide important safety information. Conversely, the results of Phase 4 clinical trials can raise new issues of safety or effectiveness that were not apparent during the original review of the BLA for a product, which may result in product restrictions or even withdrawal of product approval. The FDA has express statutory authority to require sponsors to conduct post-marketing studies or clinical trials to specifically address safety issues identified by the FDA. If any of our products are subject to post-marketing requirements and commitments, there may be resource and financial implications for our business.

Even if a product candidate receives regulatory approval, the approval will be limited to specific disease states, patient populations or dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing study or clinical trial requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, requirements to conduct additional studies or trials, or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

FDA Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for recordkeeping, reporting of adverse experiences with the biologic, and submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products. Manufacturers are required to register their facilities with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP standards. As a result, we and our third-party manufacturers must implement certain quality processes, and manufacturing controls and comply with documentation requirements in order to ensure that any approved product is safe and has the identity and strength, and meets the quality, purity and potency characteristics, that it purports to have. Certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, some of which require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. We cannot be certain that we or our present or future suppliers will be able to comply with cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, refuse to approve any BLA or other application, force us to recall a drug from distribution, shut down manufacturing operations or withdraw approval of the BLA for any affected biologic. Noncompliance with cGMP or other requirements can result in issuance of warning letters, civil and criminal penalties, seizures, and injunctive action.

The FDA and other federal and state agencies closely regulate the labeling, marketing and promotion of drugs. While doctors may prescribe any product approved by the FDA for any use as long as consistent with any REMS restrictions, if applicable, a company can only make claims relating to safety and efficacy of a product that are consistent with FDA approval, and the company is allowed to market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make relating to our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions, potential civil and criminal penalties, criminal prosecution and agreements with governmental agencies that materially restrict the manner in which we may promote or distribute drug products. Government regulators, including the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities, have recently increased their scrutiny of the promotion and marketing of drugs.

Orphan Drug and Orphan Medicinal Product Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions, which are generally diseases or conditions that affect fewer than 200,000 individuals in the United States. If a sponsor demonstrates that a biologic is intended to treat a rare disease or condition, the FDA will grant orphan designation for that product. Orphan designation must be requested before submitting a BLA.

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

The benefits of orphan drug designation include research and development tax credits and exemption from FDA user fees. Orphan designation, however, does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Generally, if a product that receives orphan designation is approved for the orphan indication, it receives orphan drug exclusivity, which prohibits the FDA from approving another product with the same active ingredient for the same use for seven years. Additionally, if a biologic designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity.

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or provides a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease, which could create a more competitive market for us.

After the FDA grants orphan designation, the FDA publicly discloses the identity of the applicant, as well as the name of the therapeutic agent and its designated orphan use.

Similarly, the European Commission grants orphan medicinal product designation to products intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating affecting not more than five in 10,000 people. In order to receive orphan designation, there must also be no satisfactory method of diagnosis, prevention or treatment of the condition, or if such a method exists, the medicine must be of significant benefit to those affected by the condition. In addition, sponsors are required to submit to the European Medicines Agency’s, or EMA’s, Pediatric Committee, or the PDCO, and comply with a pediatric investigation plan, or a PIP, in order to initiate pivotal clinical investigation and seek marketing authorization for pediatric use of the product in the EU.

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

Biologics Price Competition and Innovation Act of 2009

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created a licensure framework for biosimilars, which could ultimately subject our biological product candidates to competition from biosimilars. Under the BPCIA, a manufacturer may submit an abbreviated application for licensure of a biologic that is “biosimilar to” a referenced branded biologic. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively than if a “full” BLA were submitted by relying to some extent on the FDA’s previous review and approval of the reference biologic to which the proposed product is similar.

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

FDA Regulation of Companion Diagnostics

As part of our clinical development plans, we have engaged third-party collaborators to develop companion diagnostics to identify patients most likely to respond to certain of our product candidates. Companion diagnostics are classified as medical devices under the Federal Food, Drug, and Cosmetic Act in the United States. The FDA regulates medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, reporting, recordkeeping, advertising and promotion, export and import, sales and distribution and post-market surveillance. Unless an exemption applies, companion diagnostics require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA. The use of companion diagnostics with therapeutic products raises important concerns about the safety and effectiveness of both the companion diagnostic devices and the corresponding therapeutic products and, therefore, the companion diagnostic will ordinarily require PMA before it is marketed. Because the companion diagnostic tests that we are developing or may develop in the future are essential for the safety and effective use of certain of our therapeutics, these diagnostic tests would be subject to the PMA approval process.

The PMA process is costly, lengthy and uncertain as to outcome. PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For companion diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA application is required by statute to take six months. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application, and where practical, will identify what is necessary to secure approval of the PMA. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several months or years while such trials are conducted, after which the data are then submitted in an amendment to the PMA application. Once granted, a PMA may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

We and any third party collaborator that we engage to develop companion diagnostics will work cooperatively to generate the data required for submission with the PMA application, and will remain in contact with the Center for Devices and Radiological Health, or CDRH, at the FDA to ensure that any changes in requirements are incorporated into the development plans. We anticipate that meetings with the FDA with regard to our drug product candidates, as well as companion diagnostic product candidates, will include representatives from the Center for Drug Evaluation and Research, or the CDER, and CDRH to ensure that the BLA and PMA submissions are coordinated to enable the FDA to conduct a parallel review of both submissions. FDA guidance addresses issues critical to developing companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and whether the FDA will require that the device and the drug be approved simultaneously. According to the guidance, if safe and effective use of a therapeutic product depends on a diagnostic, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the FDA’s approval of the therapeutic product. We plan to structure our programs for the development of our companion diagnostics to be consistent with this guidance.

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

Coverage and Reimbursement

In both domestic and foreign markets, sales of any products for which we may receive regulatory approval will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs, such as Medicare and Medicaid, private health insurers and managed care providers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is granted, the reimbursement rates paid for covered products might not be adequate. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. The marketability of any products for which we may receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide coverage and adequate reimbursement to allow us to sell such products on a competitive and profitable basis. For example, under these circumstances, physicians may limit how much or under what circumstances they will prescribe or administer our products and patients may decline to purchase such products. This, in turn, could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition and future success.

The market for any product candidates for which we may receive regulatory approval will depend significantly on the degree to which these products are listed on third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included on such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor may individually establish coverage and reimbursement policies, obtaining coverage and adequate reimbursement can be a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidates will be considered cost-effective. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results. Additionally, companion diagnostic tests that we or our collaborators may develop require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biologics products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biologics products, will apply to companion diagnostic tests.

Anti-Kickback, False Claims, Physician Payments Sunshine and Other Healthcare Laws

In addition to FDA restrictions on marketing, several other types of U.S. state and federal laws are relevant to certain marketing practices in the pharmaceutical and medical device industries, including their interactions with healthcare providers. These laws include the federal Anti-Kickback Statute, false claims statutes, and the federal Physician Payments Sunshine Act and other healthcare laws. We are subject to these laws and they may affect our business. The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers and other individuals and entities on the other hand. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation, or collectively, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have violated the statute. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

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

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or knowingly and willfully making false statements relating to healthcare matters. HIPAA also imposes obligations on certain covered entities, which include healthcare providers, health plans and healthcare clearinghouses, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

The federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of products for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to track payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, as well as physician ownership and investment interests, and to publicly report such data. Manufacturers subject to the Open Payments Program must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties.

Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual healthcare providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain healthcare providers. Some states also require pharmaceutical companies to implement compliance programs or marketing codes and report information on the pricing of certain drugs. Certain state and local laws also require the registration of pharmaceutical sales representatives.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal or state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant criminal or civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, even if they are approved for sale. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical and medical device industries have been a particular focus of these efforts and have been significantly affected by major legislative initiatives.

In March 2010, the Affordable Care Act was enacted, which includes measures that have changed the way healthcare is financed by both governmental and private insurers. There remain  judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. Further, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. Although a number of these and other proposals may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative, administrative and executive measures, including the President’s issuance of future executive orders, as applicable, to control drug costs. At the state level, legislatures are also increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologics product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Foreign Regulation

In addition to regulations in the United States, we are and will continue to be subject to a variety of foreign regulations governing our activities outside of the United States, including clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly across jurisdictions, and the time required to obtain marketing approval in jurisdictions outside of the United States may be longer or shorter than that required for FDA approval.

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

As of December 31, 2019, we had 87 full-time employees and no part-time employees. Of these employees, 47 were primarily engaged in research and development activities and 21 have an M.D. or a Ph.D. degree.

In October 2019, we implemented a corporate restructuring, pursuant to which we will eliminate approximately 70 positions across all functions through the second quarter of 2020. Seventy percent of these eliminations occurred by December 31, 2019, and the remainder will occur in 2020. In addition, we have initiated activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities. Furthermore, we have been reducing our focus on research activities and, as such, have decided to sell the majority of the lab equipment we own through an auction that will be conducted by a third-party vendor during the second quarter of 2020. We expect the restructuring to be completed by the end of 2020.

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

Item 1A. Risk Factors

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Annual Report as well as our other publicly available filings with the Securities and Exchange Commission, or SEC.

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

For example, in October 2015, we entered into an exclusive license and collaboration agreement, or our cabiralizumab collaboration agreement, with Bristol-Myers Squibb Company, or BMS, pursuant to which we granted BMS an exclusive worldwide license to develop and commercialize cabiralizumab. Based on data from our Phase 1a/1b clinical trial testing the combination of cabiralizumab with Opdivo® in patients with late-line pancreatic cancer, BMS advanced the development of cabiralizumab in combination with Opdivo, with and without chemotherapy, in second-line patients with pancreatic cancer in a randomized, controlled multi-arm Phase 2 clinical trial (NCT03336216). In February 2020, BMS informed us that the trial did not meet its primary endpoint. BMS informed us that while it has no near-term plans for additional sponsored development of cabiralizumab, it will continue to support the evaluation of cabiralizumab in select, ongoing investigator-sponsored trials and may continue to assess future development opportunities for cabiralizumab. If BMS elects not to pursue further development opportunities for cabiralizumab, we may be unable to complete development of and obtain regulatory approval for cabiralizumab.

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

We paused enrollment in the FIGHT trial in the fourth quarter of 2019, except for sites in Japan where we plan to enroll up to six patients while the remainder of the FIGHT trial remains closed for enrollment. As of the time we paused enrollment in the trial, approximately 30% of the patients that we pre-screened for possible enrollment in the trial tested positive for FGFR2b overexpression, as measured by the IHC test alone. This was significantly higher than we expected at the time we started the trial. In addition, contrary to our initial expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may be enrolling a greater proportion of patients whose tumors overexpress FGFR2b due to a reason other than FGFR2 gene amplification. We believe all patients being enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, as bemarituzumab targets FGFR2b that is overexpressed on the cell surface regardless of the cause of overexpression. However, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. This represents an additional unknown because we have limited clinical data from patients who overexpress FGFR2b in the absence of FGFR2 gene amplification, and these patients represent a vast majority of the patients we have enrolled. These patients may be less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, which increases the risk that we do not achieve the primary endpoints of the FIGHT trial with statistical significance and increases the risk that the FIGHT trial will not enable registration of bemarituzumab in combination with mFOLFOX6 as front-line treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

Accordingly, we plan to conduct an early futility analysis in mid-2020 after the occurrence of a pre-specified number of events in the trial. As of February 2020, we had enrolled approximately 150 patients in the trial. We believe this should be a sufficient number of patients to allow us to conduct the futility analysis as planned. The futility analysis will allow us to ensure that the FIGHT trial is adequately powered to detect an overall survival benefit at full enrollment in previously untreated, advanced gastric and GEJ cancer patients whose tumors test positive for FGFR2b overexpression. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial or amend the trial. Amending the FIGHT trial as a result of our early futility analysis may increase the costs of conducting the FIGHT trial. Additionally, stopping or amending the FIGHT trial as a result of our early futility analysis may further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b and may prevent us from obtaining approval for and commercializing bemarituzumab in a timely manner or at all.

Even if we pass the futility analysis, given the significant cost of running the FIGHT trial and our current resources and priorities, our ability to restart and continue the FIGHT trial as currently designed will depend on our ability to secure a partner that will pay for all or substantially all of any future development and commercialization expenses for our bemarituzumab program. Based on feedback we have received from potential partners, we believe that it may be difficult to secure a partner for our bemarituzumab program on reasonable terms or at all without data showing the efficacy of the combination of bemarituzumab and mFOLFOX6 in patients with advanced gastric or GEJ cancer that overexpresses FGFR2b. Accordingly, we are considering additional alternatives that will allow us to advance our bemarituzumab program in the event we are unable to secure a partner, including converting the FIGHT trial to a Phase 2 or Phase 2/3 clinical trial in order to generate the data that would potentially support a partnering transaction. If we are unable to secure a partner for our bemarituzumab program in accordance with our desired timeframes or at all, we may not be able to obtain approval for and commercialize bemarituzumab.

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

•	administrative actions or changes in government policies, laws or regulations affecting any aspect of the conduct of our clinical trials;
•	the impact of public health epidemics, such as the coronavirus currently impacting China and elsewhere; or
•	lack of adequate funding to continue our clinical trials.

For example, for the reasons described in the foregoing risk factor in this “Risk Factors” section and elsewhere in this Annual Report, we plan to conduct an early futility analysis for our FIGHT trial in mid-2020 and paused enrollment in the trial in the fourth quarter of 2019, except for sites in Japan where we plan to enroll up to six patients while the remainder of the FIGHT trial remains closed for enrollment. As of February 2020, we have enrolled approximately 150 patients in the trial. We believe this should be a sufficient number of patients to conduct the futility analysis as planned. The outcome of the futility analysis will lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as is, stop the trial or amend the trial. Amending the FIGHT trial as a result of our early futility analysis may increase the costs of conducting the FIGHT trial. Additionally, stopping or amending the FIGHT trial as a result of our early futility analysis may further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b and may prevent us from obtaining approval for and commercializing bemarituzumab in a timely manner or at all.

Even if we pass the futility analysis, given the significant cost of running the FIGHT trial and our current resources and priorities, our ability to restart and continue the FIGHT trial as currently designed will depend on our ability to secure a partner that will pay for all or substantially all of any future development and commercialization expenses for our bemarituzumab program. Based on feedback we have received from potential partners, we believe that it may be difficult to secure a partner for our bemarituzumab program on reasonable terms or at all without data showing the efficacy of the combination of bemarituzumab and mFOLFOX6 in patients with advanced gastric or GEJ cancer that overexpresses FGFR2b. Accordingly, we are considering additional alternatives that will allow us to advance our bemarituzumab program in the event we are unable to secure a partner, including converting the FIGHT trial to a Phase 2 or Phase 2/3 clinical trial in order to generate the data that would potentially support a partnering transaction. If we are unable to secure a partner for our bemarituzumab program, we may not be able to obtain approval for and commercialize bemarituzumab in a timely manner or at all.

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

In addition, in order to successfully conduct the FIGHT trial in each country where the trial is taking place, we must obtain sufficient clinical supply of each component of mFOLFOX6 to administer the mFOLFOX6 regimen to patients in each such country. If we experience delays in obtaining or are unable to obtain sufficient supply of any component of the mFOLFOX6 regimen in any country, we may experience delays in conducting our FIGHT trial at clinical trial sites in such country, which would delay our ability to obtain approval for and commercialize bemarituzumab.

Additionally, our and our partners’ ability to successfully and timely complete our clinical trials requires that patients be treated with the relevant product candidate in accordance with the clinical trial protocol for the clinical trial testing such product candidate, including the specific dosing schedules and other timelines set forth in such protocol. The impact of public health epidemics, such as the coronavirus currently impacting China and elsewhere, may delay or prevent patients from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate.

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
•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating; and

•	the impact of public health epidemics, such as the coronavirus currently impacting China and elsewhere.

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

The success of our business depends primarily upon our ability to develop and commercialize protein therapeutics. Historically, we leveraged our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believed could be useful in oncology, and we generated and preclinically tested therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identified and validated. In October 2019, we began a corporate restructuring pursuant to which we are eliminating most of our in-house target discovery and validation and protein therapeutic generation and engineering capabilities by the first quarter of 2020. We currently have three late-stage research programs that arose from our work with our discovery capabilities. We plan to advance lead therapeutic antibodies for one of these programs into IND-enabling studies in the second quarter of 2020. In addition, as part of our corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

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

For example, in February 2020, BMS informed us that its randomized, controlled multi-arm Phase 2 trial testing cabiralizumab with Opdivo, with and without chemotherapy, in second-line patients with pancreatic cancer did not meet its primary endpoint. BMS informed us that while it has no near-term plans for additional sponsored development of cabiralizumab, it will continue to support the evaluation of cabiralizumab in select, ongoing investigator-sponsored trials and may continue to assess future development opportunities for cabiralizumab. If BMS elects not to pursue further development opportunities for cabiralizumab, we may be unable to complete development of and obtain regulatory approval for cabiralizumab.

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

Our ability to generate product revenues, which we do not expect to occur for many years, if ever, will depend heavily on our and our partners’ ability to successfully advance our three late-stage research programs and any future product candidates into and through clinical development. The outcome of preclinical studies of any of our future product candidates may not predict the success of such product candidates in clinical trials. Moreover, preclinical results regarding a product candidate are often susceptible to varying interpretations and analyses and may not translate into similar results when the product candidate is tested clinically in humans. Many companies have believed their product candidates performed satisfactorily in preclinical and early clinical studies, but such product candidates have nonetheless failed during clinical development. Our inability to successfully complete preclinical or clinical development of any of our future product candidates could cause us to incur additional costs, delay or prevent our ability to advance these product candidates into clinical development or commercialization, or impair our ability to receive development, regulatory, commercialization or sales milestone payments from our current or future collaboration partners or to generate and receive royalties on product sales or product revenues from our current or future collaboration partners.

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

We currently have process development capabilities. Historically, we generally performed cell line and process development for our product candidates and manufactured quantities of our product candidates necessary to conduct preclinical studies of those product candidates. We expect to increasingly rely on third-party service providers and may in the foreseeable future outsource all or a portion of the cell line and process development activities that we currently conduct, as well as the manufacturing of quantities of our product candidates for use in preclinical studies. We do not have and we do not have current plans to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. We rely on third-party manufacturers to produce bulk drug substance required for our clinical trials and expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products.

We have not contracted with alternate suppliers in the event that our third-party manufacturers or other third parties on whom we rely to provide us with clinical trial drug supplies are unable to scale production or if we otherwise experience any problems with these manufacturers or such other third parties. For example, public health epidemics, such as the coronavirus currently impacting China and elsewhere, may impact the ability of our existing or future manufacturers to perform their obligations under our manufacturing agreements with such parties. Any problems we experience with our current manufacturers or these third parties could delay the manufacturing of our product candidates or the progress of our preclinical studies or clinical trials, which could harm our results of operations. In addition, if we are unable to arrange for alternative third-party manufacturing sources, or are unable to do so on commercially reasonable terms or in a timely manner, the development of our product candidates may be delayed.

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

For bemarituzumab, we initially expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened for the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we are using to identify patients eligible for enrollment in the trial. We also expected that the majority of patients that test positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA. As of the time we paused enrollment in the trial, approximately 30% of the patients that we pre-screened for possible enrollment in the trial tested positive for FGFR2b overexpression, as measured by the IHC test alone. This was significantly higher than we expected at the time we started the trial. In addition, contrary to our initial expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may enroll a greater proportion of patients whose tumors overexpress FGFR2b due to a reason other than FGFR2 gene amplification. We believe, based on evaluations to date, that our IHC and ctDNA tests are performing properly and that the higher rate of FGFR2b overexpression without FGFR2 gene amplification is not due to the performance, sensitivity or specificity of our IHC and ctDNA tests. If, however, upon further evaluation we determine that either or both of our IHC or ctDNA tests are not performing properly or otherwise do not select the patient population we originally expected to enroll, we and our partners may be required to redesign such companion diagnostics or may experience delays in obtaining or may fail to obtain regulatory approval for such companion diagnostics, which could delay their development and harm our business.

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

The withdrawal of the United Kingdom from the EU, commonly referred to as Brexit, may adversely impact our ability to obtain regulatory approvals for our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the EU. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency, or EMA, relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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

Our competitors may obtain regulatory approval for their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop, acquire or license on an exclusive basis products that are more effective, more convenient, more widely accepted or less costly or have better safety profiles than our product candidates and may also be more successful in manufacturing and marketing such products than we are with respect to our product candidates.

We also currently and will in the future compete with other companies in recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our research and development programs.

In addition, as part of our corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies. We plan to evaluate for potential acquisition or licensing assets that are IND-ready or in early clinical development and that we can leverage our in-house development capabilities to develop to data read-outs in the near- to medium-term. Our primary focus remains on oncology therapeutics. The acquisition and licensing of pharmaceutical product candidates is very competitive, and we expect to compete with third parties seeking to acquire or license product candidates in which we are interested, including more established companies that have strategies to license or acquire products and may have competitive advantages over us, as well as other emerging companies that take similar or different approaches to product acquisitions and licensing.

Although there are no approved therapies that specifically target the signaling pathways that our current product candidates are designed to modulate or inhibit, there are numerous drugs that are currently approved to treat the same diseases or indications for which our current product candidates may be useful and many of these currently-approved therapies act through mechanisms similar to those of our current product candidates. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. This may make it difficult for us to differentiate our products from currently-approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics and we cannot predict if and how the applicable standards of care will change as our product candidates progress through clinical development.

If bemarituzumab were approved for the treatment of previously untreated, advanced gastric or GEJ cancer, it could face competition from currently-approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan, and docetaxel, as well as antibodies that bind to PD-1/PD-L1, including BMS/Ono Pharmaceutical Co., Ltd.’s, or Ono’s, Opdivo monotherapy and Opdivo in combination with BMS/Ono’s Yervoy® (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda® (pembrolizumab), AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi® (durvalumab) anti-PD-L1 antibody, BeiGene Ltd.’s tislelizumab, Innovent Biologics Inc.’s Tyvyt® (sintilimab), Incyte Corporation, or Incyte/MacroGenics, Inc./Zai Lab’s INCMGA0012 (MGA012), Jiangsu Hengrui Medicine Co., Ltd.’s camrelizumab (SHR-1210), Fudan University Shanghai Cancer Center’s apatinib, Astellas Pharma Inc.’s zolbetuximab anti-Claudin 18.2 antibody and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody.

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

Even if our product candidates receive regulatory approval, they may not gain the level of market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. Whether and the extent to which our product candidates achieve commercial success will also depend on coverage of and adequate reimbursement for these product candidates by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be available or otherwise obtained in all jurisdictions in which we may seek to market our approved product candidates. The degree of market acceptance of any of our approved product candidates will depend on numerous factors, including:

•	the efficacy and safety profile of the product candidate, as demonstrated in clinical trials;
•	the acceptance of the product candidate as a safe and effective treatment by physicians, clinics and patients;
•	the timing of market introduction of both the product candidate and products competitive to such product candidate;
•	the clinical indications for which the product candidate is approved;
•	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
•	the cost of treatment with the product candidate in relation to alternative treatments;
•	the pricing of our products and the availability of coverage and adequate reimbursement by third parties and government authorities;
•	the relative convenience and ease of administration of the product candidate;
•	the frequency and severity of adverse events caused by the product candidate;
•	the effectiveness of sales and marketing efforts with respect to the product candidate; and
•	any unfavorable publicity relating to the product candidate.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or any comparable foreign regulatory authority. Moreover, eligibility for coverage and reimbursement does not guarantee that a drug will be paid for in all cases or at a rate that covers our costs, including with respect to research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be provided on a temporary basis. Reimbursement rates may vary depending on the approved uses for the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Additionally, companion diagnostic tests that we or our collaborators may develop require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biologics products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biologics products, will apply to companion diagnostic tests. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any of our approved products or  companion diagnostic tests that we or our collaborators may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which includes measures that have changed the way healthcare is financed by both governmental and private insurers. There remain judicial and congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The federal Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective on January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain Affordable Care Act-qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions in Medicare payments to providers of, on average, 2% per fiscal year through 2029 unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal legislation designed to, among other things, increase transparency in drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. The Trump administration also released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. Although a number of these and other proposals may require additional authorization to become effective, both Congress and the Trump administration have indicated that they will continue to seek new legislative, administrative and executive measures, including the President’s issuance of future executive orders, as applicable, to control drug costs. At the state level, state governments are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologics product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage product importation from other countries and bulk purchasing.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any physician or other healthcare provider or entity with whom we expect to do business is found to have violated applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

We must attract and retain highly skilled employees to succeed.

To succeed, we must recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In January 2019, we announced our implementation of a corporate restructuring, or the January restructuring, to focus our resources on our clinical development and late-stage research programs. In connection with the January restructuring, we eliminated 41 positions, representing approximately 20% of our then-current headcount. In October 2019, we implemented another corporate restructuring, or the October restructuring, to extend our cash runway and ensure our long-term sustainability. In connection with the October restructuring, we will eliminate approximately 70 positions across all functions through the second quarter of 2020. Seventy percent of these eliminations occurred by December 31, 2019, and the remainder will occur in 2020. We believe the restructurings have harmed our ability to attract and retain qualified personnel and resulted in reduced morale among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our operations are vulnerable to interruption by natural disasters, including fire and earthquake, telecommunications failure, geo-political actions, including war and terrorism, political and economic instability and other events beyond our control, which could harm our business.

Our computer and other systems, or those of our partners, CROs or other service providers, may fail or be interrupted, including due to geo-political actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods, and fires, public health epidemics, such as the coronavirus currently impacting China and elsewhere, hardware, software, telecommunication or electrical failures or political and economic instability, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research or preclinical or clinical data important to our research or development programs, interrupt the conduct of ongoing research or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is in a seismically-active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disaster and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses that may occur from interruption of our business and any losses or damages incurred by us could harm our business.

Our business operations depend significantly on information technology systems, and a cyber-attack or other significant disruption or breach of our information technology systems, or those of third parties on whom we may rely or with whom we share confidential information, could cause us significant financial, legal, regulatory, business and reputational harm.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit sensitive information, including intellectual property, proprietary business information, personal information and other confidential information belonging to us and to third parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We also outsource elements of our operations, including elements of our information technology infrastructure, to third-party vendors, and as a result, these vendors may have access to our computer networks or our confidential information. In addition, many of those vendors subcontract or outsource to other third parties some of their responsibilities under our agreements with such vendors. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the nature of the sensitive information stored on these systems, make such systems particularly vulnerable to internal and external attacks, both unintentional and malicious. Potential vulnerabilities can be exploited through inadvertent or intentional actions of our employees, third-party vendors, and business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity and are being conducted by sophisticated and organized groups and individuals, including organized criminal groups, “hacktivists,” nation-states and others, with a wide range of motives, including industrial espionage, and expertise. In addition to the extraction of sensitive information, such attacks could involve the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of such information. In addition, the prevalent use of mobile devices increases the risk of the occurrence of data security incidents.

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

There is no way to know with certainty whether we have experienced any data security incidents that we have not yet discovered. While we have no reason to believe this to be the case, attackers have become sophisticated with respect to concealing their access to systems, and many companies whose information security systems have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including personal information of our employees or patients or investigators in our clinical trials, could disrupt our business, harm our reputation, compel us to comply with applicable federal, state or foreign breach notification laws, subject us to time-consuming, distracting and expensive litigation, regulatory investigations and oversight or mandatory corrective action, require us to verify the correctness of certain stored information, or otherwise subject us to liability under applicable laws, regulations and our contracts with third parties, including those that require us to protect the privacy and security of personal information. This could cause us to incur significant costs and expose us to significant legal and financial liability and reputational harm. In addition, if there is any failure or perceived failure by us or our vendors or business partners to comply with our or their privacy, confidentiality or data security-related legal or other obligations to third parties, or if there are any security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, we may be the subject of governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, third parties, including clinical trial sites, regulators or current and potential business partners, may lose trust in us, and we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other unauthorized access can be difficult to detect, and any delay in identifying such incidents or unauthorized access may lead to increased harm of the types described above. While we have implemented technical and organizational measures designed to ensure a level of security appropriate to the risks involved, there can be no assurance that such measures have prevented or will prevent service interruptions or security incidents.

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

Risks Related to Our Dependence on Third Parties

Zai Lab has exclusive rights to develop and commercialize bemarituzumab in Greater China. Zai Lab’s failure to timely develop or commercialize bemarituzumab would have a material adverse effect on our business and operating results.

We granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in Greater China, subject to certain rights that we retained in that territory. Our bemarituzumab collaboration with Zai Lab may not be successful for various reasons, including the following:

•	bemarituzumab may fail to demonstrate in clinical trials sufficient efficacy and an acceptable safety profile to support regulatory approval;
•

Zai Lab may not be able to obtain from us or manufacture, as applicable, bemarituzumab in a sufficiently timely or cost-effective manner to support clinical development and potential commercialization;

•	Zai Lab may be unable to obtain regulatory approval to commercialize bemarituzumab, even if preclinical and clinical testing is successful;
•	Zai Lab may not succeed in obtaining sufficient reimbursement for bemarituzumab if approved;
•	existing or future products or technologies developed by competitors may be safer, more effective, more conveniently delivered to patients or otherwise better accepted than bemarituzumab; and
•	public health epidemics, such as the coronavirus currently impacting China and elsewhere, may impact the development and commercialization of bemarituzumab.

In addition, we could be adversely affected by:

•	Zai Lab’s failure to timely perform its obligations under our collaboration agreements;
•	Zai Lab’s failure to timely or fully develop or effectively commercialize bemarituzumab; or
•	a material contractual dispute with Zai Lab.

The occurrence of any of the foregoing could adversely impact the likelihood and timing of any milestone payments we are eligible to receive under our collaboration agreement with Zai Lab, could have a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline. In addition, reimbursement for our research and development expenses and other payments we may receive from Zai Lab may fluctuate from period to period, which may adversely affect our stock price.

Zai Lab has the right to terminate its collaboration agreement with us without cause as well as upon the existence of certain conditions and, in some cases, Zai Lab may terminate on short notice. Zai Lab could also pursue alternative potentially competitive products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by bemarituzumab during the course of our collaboration.

We may not succeed in establishing and maintaining additional collaborations with strategic partners, which could adversely affect our ability to develop and commercialize product candidates.

A part of our strategy is to establish collaborations with strategic partners, including major biotechnology or pharmaceutical companies. These collaborations allow us to supplement our development, manufacturing, regulatory and commercialization capabilities to broaden and accelerate clinical development and commercialization of our product candidates, provide us with significant funding to advance our pipeline and validate our technology. We face significant competition in seeking appropriate partners for additional collaborations and the negotiation process is time-consuming and complex. Moreover, we may not succeed in our efforts to establish a collaboration or other alternative arrangement for any of our other existing or future product candidates and programs because development of our product candidates and programs may be deemed to be too early in development for collaborative efforts or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or otherwise become marketable products if approved. Even if we are successful in our efforts to establish new development collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development collaborations if, for example, development or approval of the applicable product candidate is delayed or sales of such product candidate, once approved, are disappointing. Any delay in entering into new development collaboration agreements related to our product candidates could delay the development and commercialization of such product candidates and reduce their competitiveness if they reach the market.

Moreover, if we fail to establish and maintain additional collaborations related to our product candidates:

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

We may not succeed in executing strategic transactions to acquire or in-license rights to additional product candidates.

As part our October 2019 corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or in-license, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies. We plan to evaluate for potential acquisition or licensing assets that are IND-ready or in early clinical development and that we can leverage our in-house development capabilities to develop to data read-outs in the near- to medium-term. Our primary focus remains on oncology therapeutics. If we are unable to identify product candidates or otherwise successfully execute transactions granting us rights to such product candidates within our desired timeframes or at all, we will not be able to grow our development pipeline, which could adversely effect on our business and financial condition. We may fail to successfully execute strategic acquisitions of or in-licenses for rights to develop product candidates for numerous reasons. Suitable acquisition or in-licensing opportunities may not exist, which could impair our ability to grow or obtain access to products or technologies that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater financial and other resources, compete with us for these opportunities and may succeed in acquiring or licensing third-party product candidates before we do. Even if appropriate opportunities are available, we may not be able to successfully identify such opportunities or they may not be available to us on terms that are commercially reasonable or otherwise acceptable to us.

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our cabiralizumab collaboration agreement, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the year ended December 31, 2019, we reported a net loss of $137.2 million.

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

If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to halt or delay our ongoing development efforts and may be prevented from pursuing further development and commercialization efforts, and we may be required to halt or delay any acquisition or in-licensing of new product candidates or may be prevented from pursuing further acquisition or in-licensing efforts, each of which could have a material adverse effect on our business, operating results and prospects.

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

Until we generate sufficient product revenue, if ever, we expect to finance our future cash needs through public or private equity or debt offerings, collaborations, strategic alliances and other similar licensing transactions. Additional capital may not be available on reasonable terms, if at all. Raising additional funds through the issuance of additional debt or equity securities could increase fixed payment obligations or dilute our existing stockholders. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that restrict our operations and potentially impair our competitiveness, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, financial condition or results of operations.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, enactment of Tax Act resulted in many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses generated in tax years ending on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Unused tax losses generated after December 31, 2017 under the Tax Act will not expire and may be carried forward indefinitely, but will be deductible only to the extent of 80% of current taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income or taxes may be limited. We have not completed an analysis to determine whether we have experienced an ownership change. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows. As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $375.5 million and $161.9 million, respectively, that could be limited if we have experienced, or if in the future we experience, an ownership change.

Risks Related to the Ownership of Our Common Stock

The market price of our stock is volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $3.20 to $60.89 through February 26, 2020. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this Annual Report, may have a significant impact on the market price of our common stock:

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

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. We have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate research coverage of our common stock or may discontinue research coverage, and a lack of research coverage may adversely affect the market price of our common stock. We do not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research about us. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

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

As of December 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 35% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

In October 2019, we implemented a corporate restructuring, pursuant to which we have initiated activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “FPRX.”

Holders of Record

As of February 26, 2020, we had 36,391,980 shares of common stock outstanding held by approximately 27 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

$100 investment in stock or index	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019
Five Prime (FPRX)	$128.36	$206.42	$317.28	$383.10	$167.58	$71.10	$27.34
Nasdaq Composite Index (IXIC)	$110.39	$125.17	$132.34	$142.27	$182.45	$175.37	$214.83
Nasdaq Biotechnology (NBI)	$107.41	$144.04	$160.49	$125.69	$152.16	$137.97	$159.80

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report and our financial statements and the accompanying notes included elsewhere in this Annual Report. We have derived the statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited financial statements appearing in this Annual Report. We have derived the statements of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016, and 2015 from our audited financial statements not included in this Annual Report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Statement of Operations Data:
Collaboration and license revenue (1)	$14,874	$49,868	$39,508	$30,691	$379,801
Operating expenses:
Research and development	114,063	156,352	150,908	94,072	70,197
General and administrative	42,749	39,671	40,002	35,831	22,631
Total operating expenses	156,812	196,023	190,910	129,903	92,828
(Loss) income from operations	(141,938)	(146,155)	(151,402)	(99,212)	286,973
Interest income	4,740	5,792	2,978	2,467	487
Other loss, net	(4)	(84)	(94)	—	(3)
(Loss) income before income tax	(137,202)	(140,447)	(148,518)	(96,745)	287,457
Income tax (provision) benefit	—	—	(1,704)	31,048	(37,810)
Net (loss) income	$(137,202)	$(140,447)	$(150,222)	$(65,697)	$249,647
Basic net (loss) income per share attributable to common stockholders (2)	$(3.92)	$(4.13)	$(5.38)	$(2.44)	$9.73
Diluted net (loss) income per share attributable to common stockholders (2)	$(3.92)	$(4.13)	$(5.38)	$(2.44)	$9.23
Weighted average shares of common stock outstanding used in computing basic net (loss) income per share (2)	34,970	33,976	27,945	26,955	25,661
Weighted average shares of common stock outstanding used in computing diluted net (loss) income per share (2)	34,970	33,976	27,945	26,955	27,035

(1)

Effective January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, using the modified retrospective transition method. We applied the standard to contracts that were not completed at the date of initial application. See Note 2 to our financial statements for a discussion of the impact of our adoption of Topic 606 on the financial statement line items.

(2)

See Note 7 to our financial statements for an explanation of the method used to calculate basic and diluted net income (loss) per share of common stock and the weighted average number of shares used in computation of the per share amounts.

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$156,380	$270,138	$292,690	$421,748	$517,466
Working capital (3)	143,696	261,081	260,209	401,384	448,913
Total assets(3)	224,142	321,534	344,047	448,281	548,285
Total stockholders’ equity	150,473	265,139	265,202	391,575	433,206

(3)

Effective January 1, 2019, we adopted  FASB ASU 2016-02, Leases (Topic 842), or Topic 842, using the updated modified retrospective transition method. We reviewed all existing contracts and elected to not record short-term leases on the balance sheet. See Note 2 to our financial statements for a discussion of the impact of our adoption of Topic 842 on the financial statement line items.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Special Note Regarding Forward-Looking Statements and Industry Data” and “Risk Factors.”

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

•	FPA150 is an antibody that targets B7-H4 that we are studying in a clinical trial to treat patients with cancers that overexpress B7-H4.
•	FPT155 is a soluble CD80 fusion protein that enhances co-stimulation of T cells through CD28 that we are studying in a clinical trial in multiple cancers.
•

BMS-986258 is an anti-T cell immunoglobulin and mucin domain-3, or TIM-3, antibody that our partner, BMS, is studying in a clinical trial in combination with Opdivo in patients with advanced malignant tumors.

Our product candidates are typically only-in-class, first-in-class or meaningfully differentiated from other in-class therapeutics. We generally look for single-agent activity or clear activity in, for example, tumor types that are rarely sensitive to checkpoint inhibitors.

Historically, we leveraged our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believed could be useful in oncology, and we generated and preclinically tested therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identified and validated. In October 2019, we began a corporate restructuring, pursuant to which we are eliminating most of our in-house target discovery and validation and protein therapeutic generation and engineering capabilities by the first quarter of 2020. We currently have three late-stage research programs that arose from our work with our discovery capabilities. We plan to advance lead therapeutic antibodies for one of these programs into IND-enabling studies in the second quarter of 2020. Due to our significantly reduced scope of in-house research and preclinical capabilities following our October 2019 restructuring, we expect to advance each of our late-stage research programs through preclinical development relying mostly on out-sourced and contracted capabilities. In addition, as part of our corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations and we expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since our inception in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million upfront payment we received from BMS from our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from GSK from our license and collaboration agreement for FP-1039. For the years ending December 31, 2019 and 2018, we reported net loss of $137.2 million and net loss of $140.4 million, respectively.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments are as follows:

Revenue Recognition

The terms of our collaborative research and development agreements include upfront and license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. We record research and development funding payable to us as accounts receivable when our right to consideration is unconditional. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, we determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting in Topic 606. A contract’s transaction price is allocated as revenue among each distinct performance obligation based on relative standalone selling price and recognized when, or as, the applicable performance obligation is satisfied. Under Topic 606, we elected to use the practical expedient permitted related to adoption, which does not require us to disclose certain information regarding our remaining performance obligations as of the end of the reporting period prior to the initial date of adoption. Additionally, we elected the practical expedient for certain research and development funding which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value of our performance completed to date. As a result, we effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation.

See Note 2 to our financial statements for information regarding our adoption of Topic 606.

Research and Development Expenses

Research and development expenses consist of costs we incur for our own and for sponsored and collaborative research and development activities. Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations, or CROs, and clinical manufacturing organizations, or CMOs, that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by such entities. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the relevant agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

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

Restricted stock awards that we grant generally vest over three years, though we have from time to time granted restricted stock awards with shorter vesting periods. We base stock-based compensation expense related to restricted stock awards on the closing price of our common stock on the date of grant and recognize expense ratably over the requisite service period.

Stock options that we grant generally vest over four years. To determine the fair value of stock option awards, we have selected the Black-Scholes option pricing model, which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

•

The expected term of the stock option award, which we calculate using the simplified method, due to limited history, in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin Nos. 107 and 110, which permits entities to calculate the expected term as the midpoint of the contractual term of the options and the ordinary vesting period;

•	The expected volatility of the underlying common stock, which we estimate for options based on the historical volatility of the price of our common stock since we became publicly traded;
•	The assumed dividend yield, which is based on our expectation of not paying dividends for the foreseeable future; and
•	The fair value of our common stock, which is determined on the date of grant, as described below.

We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (years)	5.0-6.3	5.5-6.3	5.5-6.3
Expected volatility	67%-68%	68-70%	66-70%
Risk-free interest rate	1.6%-2.5%	2.6-2.9%	1.9-2.2%
Expected dividend yield	0.0%	0.0%	0.0%

Income Taxes

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Although the Tax Act generally became effective on January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date of December 22, 2017. Because of the impacts of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows us to record provisional amounts for those impacts, provided that the accounting is completed in a period not to exceed one year from the date of enactment. As a result, as of December 31, 2017, we performed a provisional estimate of the effect of the Tax Act on the financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act. No material adjustments were noted from the completion of the analysis as of December 31, 2018. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing our deferred tax assets by $27.1 million with a corresponding reduction in our valuation allowance, which had no effect on our effective tax rate.

As of December 31, 2019, our total net deferred tax assets, net of gross deferred tax liabilities, were $168.7 million. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, we considered whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to our history of losses and lack of other positive evidence, we determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance.

New Accounting Standards

For a discussion of new accounting standards, please see Note 2 to our financial statements.

Financial Overview

Collaboration and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under collaboration and license agreements with our collaboration partners and licensees. We currently have an active collaboration and license agreement with Zai Lab for bemarituzumab, or the China collaboration agreement. For additional information on this collaboration, please see the section titled “Business – Collaborations and License Agreements – Collaborations” elsewhere in this report and the description of this agreement set forth in this section below.

In addition, we have a license and collaboration agreement with BMS for cabiralizumab, or the cabiralizumab collaboration agreement, pursuant to which BMS conducted sponsored development of cabiralizumab, including in combination with Opdivo, prior to February 2020. We completed the research terms of our immuno-oncology research collaboration with BMS in March 2019, our research collaboration in respiratory diseases with GSK in July 2016, and our fibrosis and CNS research collaboration with UCB Pharma S.A., or UCB, in March 2016. For additional information on these collaborations, please see the descriptions of these agreements set forth in this section below.

Summary Revenue by Collaboration and License Agreements

The following is a comparison of collaboration and license revenue for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in millions)	2019	2018	2017
Milestone Payments
Cabiralizumab Collaboration - BMS	—	25.0	—
Immuno-oncology Research Collaboration - BMS	—	—	5.0
Fibrosis and CNS Collaboration - UCB	—	0.3	0.3
Respiratory Diseases Collaboration - GSK	—	—	0.5
Other Payments
China Collaboration - Zai Lab	4.4	5.1	—
Cabiralizumab Collaboration - BMS	9.0	13.4	23.7
Immuno-oncology Research Collaboration - BMS	1.5	6.1	7.0
Fibrosis and CNS Collaboration - UCB	—	—	3.0
Total	$14.9	$49.9	$39.5

We expect that the level of revenue we generate will fluctuate from period to period as a result of the timing and amount of milestone, reimbursable expense and other payments we receive during the course of our existing collaborations and licenses and as a result of the deferred revenue that we recognize, including due to revisions to estimates related to reimbursable activities or to estimates of actual or estimated costs as a percentage of total budgeted costs, or as a result of entry into any new collaborations and license agreements.

BMS Immuno-Oncology Research Collaboration

In March 2014, we entered into the immuno-oncology research collaboration with BMS, pursuant to which BMS is carrying out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the immuno-oncology research collaboration, we granted BMS an exclusive, worldwide license to research, develop and commercialize products directed towards certain targets in the checkpoint pathways. BMS has an option to take exclusive licenses to additional targets we may identify in these checkpoint pathways pursuant to the research plan under the immuno-oncology research collaboration. Based on data arising from our activities under the research plan, in January 2016, we amended the immuno-oncology research collaboration to add an additional checkpoint pathway to the research program, for a total of three immune checkpoint pathways.

We received an upfront payment of $20.0 million from BMS in April 2014 in connection with our entry into the immuno-oncology research collaboration. BMS was obligated to pay us $9.5 million in research funding over the course of the three-year research term based on the research activities planned under the research plan. BMS had the option to extend the research term for two additional one-year periods on a year-by-year basis for an additional $2.1 million for each extension, during which extensions we would be obligated to perform additional services as agreed to with BMS, and BMS would be obligated to pay us research funding with respect to such services. The initial research term under the immuno-oncology research collaboration expired in March 2017. In each of December 2016 and December 2017, BMS exercised its option to extend the research term for an additional year to March 2018 and March 2019, respectively. In connection with the immuno-oncology research collaboration, BMS purchased 994,352 shares of our common stock at a price per share of $21.16, for an aggregate purchase price of $21.0 million. We determined that the purchase price of $21.16 per share exceeded the fair value of our common stock by $2.4 million and, therefore, recorded the $2.4 million as deferred revenue that we are recognizing in the same manner as the $20.0 million upfront payment and research funding. We are eligible to receive certain contingent payments with respect to each target subject to the immuno-oncology research collaboration and royalties on sales of products related to such targets, if any. In December 2017, we recognized $5.0 million related to a developmental contingent payment.

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

We identified one performance obligation under the immuno-oncology research collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s options to select additional collaboration targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones because this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period. For the year ended December 31, 2019, no adjustments were made to the transaction price.

Upon adoption of Topic 606, we recognized an additional $0.7 million of revenue through a decrease to deferred revenue and an increase to beginning retained earnings, based on the difference between the input method currently used under Topic 606 and the ratable recognition method previously used under Topic 605. Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. As of March 31, 2019, the performance obligation was fully satisfied and the transaction price of $36.1 million was fully recognized as collaboration revenue. Revenue recognized from the performance obligation  was $1.5 million for the year ended December 31, 2019.

For the years ended December 31, 2019, 2018, and 2017, we recognized $1.5 million, $6.1 million, and $12.0 million, respectively, of revenue under the immuno-oncology research collaboration. As of December 31, 2019 and 2018, we had deferred revenue relating to the immuno-oncology research collaboration of $0 and $1.5 million, respectively.

BMS License and Collaboration Agreement

On October 14, 2015, we entered into a license and collaboration agreement, or the cabiralizumab collaboration agreement, pursuant to which we granted BMS exclusive global rights to develop and commercialize certain colony stimulating factor-1 receptor, or CSF1R, antibodies, including our monoclonal CSF1R inhibiting antibody that we refer to as cabiralizumab, and all modifications, derivatives, fragments, or variants of such antibodies, each of which we refer to as a licensed antibody. Under the terms of the cabiralizumab collaboration agreement, BMS is responsible, at its expense, for developing products containing licensed antibodies, each of which we refer to as a licensed product, under a development plan, subject to our option, at our own expense, to conduct certain studies, including registration-enabling studies to support approval of cabiralizumab. BMS is responsible for manufacturing and commercializing each licensed product and we retain rights to a United States co-promotion option. The cabiralizumab collaboration agreement superseded the clinical trial collaboration agreement we entered into with BMS in November 2014, or the original collaboration agreement. We assessed the two agreements separately as standalone agreements under Topic 606.

In February 2020, BMS informed us that the trial did not meet its primary endpoint. BMS informed us that while it has no near-term plans for additional sponsored development of cabiralizumab, it will continue to support the evaluation of cabiralizumab in select, ongoing investigator-sponsored trials and may continue to assess future development opportunities for cabiralizumab.

We received an upfront payment of $30.0 million from BMS in December 2014 in connection with our entry into the original collaboration agreement. We completed enrollment and treatment of patients in our Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo, BMS’s programmed-death 1 (PD-1) immune checkpoint inhibitor, with cabiralizumab in multiple tumor types, which we commenced under the original collaboration agreement. BMS was responsible for all costs and expenses relating to this trial, including manufacturing costs for the supply of cabiralizumab, except that we were responsible for our own internal costs, including internal personnel costs.

Under the original collaboration agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo. The transaction price consists of the $30.0 million non-refundable upfront fee under the original collaboration agreement.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our CRO as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. No adjustment was necessary upon adoption of Topic 606. We recognized $4.4 million of the transaction price as revenue for the year ended December 31, 2019. Total revenue recognized for reimbursements for the year ended December 31, 2019 was $4.6 million. Through December 31, 2019, we recognized $29.2 million of the transaction price as collaboration revenue under the original collaboration agreement. The remaining transaction price of $0.8 million is recorded in deferred revenue as of December 31, 2019 and will be recognized as revenue under the input method over the estimated performance period.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) license grant to BMS and (2) transfer of licensed know-how to BMS. The transaction price consists of the $350.0 million non-refundable up-front fee. We concluded that the transaction price should not yet include milestone payments that may become due as they are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2019, no adjustments were made to the transaction price.

The $350.0 million non-refundable upfront fee was fully recognized concurrent with the transfer of the license and know-how in 2015. As such, no adjustment to revenue was necessary under Topic 606. In January 2018, we recognized $25.0 million related to a milestone achieved for the dosing of the first patient in BMS’s randomized Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer. For the year ended December 31, 2019, no milestones were achieved.

For the years ended December 31, 2019, 2018, and 2017, we recognized $9.0 million, $38.4 million and $ 23.7 million, respectively, of revenue under the license and collaboration agreements. As of December 31, 2019 and 2018, we had deferred revenue relating to the license and collaboration agreements of $0.8 million and $5.2 million, respectively.

Zai Lab China License and Collaboration Agreement

In December 2017, we entered into the China collaboration agreement with Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab, and all fragments, conjugates, derivatives and modifications thereof, or the licensed antibody, in China, Hong Kong, Macau and Taiwan, each a region and collectively, the territory.

Under the terms of the China collaboration agreement, Zai Lab will be responsible, at its expense, for (i) developing and commercializing products containing the licensed antibody, each a licensed product, under a territory development plan and (ii) performing certain development activities to support our global development and registration of licensed products, including our FIGHT trial, in the territory under a global development plan. Under the terms of the China collaboration agreement, Zai Lab paid us a $5.0 million non-refundable and non-creditable upfront fee ($4.2 million after netting of value-added tax withholdings of $0.8 million) in January 2018. Pursuant to the China collaboration agreement, with respect to each licensed product, we are eligible to receive up to $39.0 million of specified developmental and regulatory milestone payments. Zai Lab will also be obligated to pay us a royalty, on a licensed product-by-licensed product and region-by-region basis. In addition, Zai Lab agreed to reimburse us for certain global development activities, which is limited to a maximum of $10.0 million, and certain costs for the development of companion diagnostics.

We identified the following performance obligations: (1) license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the license grant, and (2) development of companion diagnostics. Zai Lab will have the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. In our evaluation of the transaction price upon the adoption of Topic 606, the $4.2 million non-refundable upfront fee and $8.3 million of expected reimbursement from Zai Lab for global development activities were included as part of the transaction price of $12.5 million. We estimated the $8.3 million of expected reimbursements from Zai Lab based on the probability-weighted amounts of a range of possible consideration amounts. In September 2018, we recorded a $1.7 million receivable related to Zai Lab’s $2.0 million clinical development milestone payment, net of value-added tax and other withholdings of $0.3 million, which became due upon dosing of the first patient in the Phase 3 FIGHT trial. As a result, at such time we re-evaluated the transaction price and increased the transaction price by $2.2 million to $14.7 million, which includes the $4.2 million non-refundable upfront fee, $8.8 million of expected reimbursement from Zai Lab for global development activities and the $1.7 million clinical development milestone payment. We have not included the remaining regulatory milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

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

No adjustment was necessary upon adoption of Topic 606. Total revenue recognized for the companion diagnostics development performance obligation was $3.0 million.  No revenue was recognized for the license grant for year ended December 31, 2019. Of the remaining transaction price of $11.5 million, we recorded $5.1 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations.

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

Based on our assessment of the respiratory diseases collaboration and the muscle diseases collaboration under Topic 606, we identified one performance obligation under each collaboration for the research license and research activities. The non-refundable upfront fees, the equity premiums and the variable consideration for research activities are included as part of the transaction prices for each collaboration. The clinical and regulatory development milestone payments have not been included in the transaction prices, as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. Under the respiratory diseases collaboration, additional research funding that GSK had the option to add was also not included in the transaction price. As the muscle diseases collaboration with GlaxoSmithKline LLC terminated in April 2018, we are no longer eligible to receive milestone payments or royalties under that collaboration. We will re-evaluate the transaction price for the respiratory diseases collaboration in each reporting period as uncertain events are resolved and other changes in circumstances occur. For year ended December 31, 2019, no adjustments were made to the transaction prices of the collaborations with GSK or GlaxoSmithKline LLC.

Under the respiratory diseases collaboration and the muscle diseases collaboration, the non-refundable upfront fees, the equity premiums and the payment for research activities were fully recognized in 2016 and 2014, respectively. As the performance obligations were fully satisfied in prior years, no adjustment to revenue was necessary under Topic 606.

For the years ended December 31, 2019 and December 31, 2018, we recognized no milestone revenue, and we recognized $0.5 million in milestone revenue for the year ended December 31, 2017. No revenue was recognized for progress made toward the performance obligation for years ended December 31, 2019, 2018, or 2017 under the respiratory diseases collaboration.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, or the fibrosis and CNS collaboration, with UCB Pharma, S.A., or UCB, to identify potential biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders.

Under the terms of the fibrosis and CNS collaboration, UCB paid us an upfront payment of $6.0 million in March 2013. In addition, UCB agreed to pay us $6.6 million for a technology fee and $2.0 million for research funding. As of December 31, 2015, we fully collected the technology fees and research funding under the fibrosis and CNS collaboration. We are eligible to receive certain evaluation and selection fees and contingent payments for each protein target with respect to which UCB elects to obtain an exclusive license and royalties on the sales of products related to such targets, if any. Our initial research activities under this collaboration were completed in March 2016. Upon the completion of those research activities, UCB had up to a two-year evaluation period, which ended in March 2018, during which we were obligated to perform additional services at the request of UCB.

The fibrosis and CNS collaboration will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, UCB may terminate the fibrosis and CNS collaboration at any time with advance written notice, and either party may terminate the fibrosis and CNS collaboration with written notice for the other party’s material breach if such other party fails to timely cure the breach or upon certain insolvency events.

Based on our assessment of the fibrosis and CNS collaboration under Topic 606, we identified research activities as our only performance obligation. UCB’s options to select additional collaboration targets and to license exclusive rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $15.6 million includes the $6.0 million non-refundable upfront fee, the $6.6 million technology access fee, the $1.0 million reimbursement for reagent costs and the $2.0 million of research funding. We have not included the clinical and regulatory development milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2019, there was no change in the transaction price.

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

During 2019, 2018 and 2017, we recognized $0, $0.3 million and $0.3 million, respectively, in target evaluation and selection fees. For the years ended December 31, 2019 and December 31, 2018, no revenue was recognized for the performance obligation, and $3.0 million was recognized for the performance obligation for the year ended December 31, 2017. As of December 31, 2017, we had deferred revenue of $0.6 million which was fully recognized upon adoption of Topic 606.

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

We have a research and development team that designs, manages and evaluates the results of all our research and development activities. Historically, we conducted most of our core target discovery and early research and preclinical activities internally and relied more heavily on third parties, such as CROs and CMOs, for the execution of our IND-enabling and development activities, such as GLP toxicology studies, drug substance and drug product manufacturing, lab-developed test and companion diagnostic development, and the conduct of our clinical trials. In October 2019, we began a corporate restructuring, pursuant to which we are eliminating most of our in-house target discovery and validation and protein therapeutics generation and engineering capabilities by the end of the first quarter of 2020. Because we will have a significantly reduced scope of in-house and preclinical capabilities, we expect to advance our three late-stage research programs and any future programs through preclinical development relying mostly on out-sourced and contracted capabilities. In addition, we expect to increasingly rely on third-party service providers with respect to manufacturing, and we may in the foreseeable future outsource all or a portion of our cell line and process development activities that we currently conduct, as well as the manufacturing of quantities of our product candidates for use in preclinical studies.

We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, historically, our costs have often been related to conducting target screening, evaluation and validation activities and conducting research activities with respect to selected targets and target pathways and have not necessarily been allocable to a specific program. We assign costs for such activities to a distinct non-program related project code. We allocate research and development management, overhead, common usage laboratory supplies and facility costs on a full-time equivalent basis.

The following is a comparison of research and development expenses for the years ending December 31, 2019, 2018 and 2017, respectively:

	Year Ended December 31,
(in millions)	2019	2018	2017
Development programs:
Cabiralizumab	$9.1	$15.8	$29.5
Bemarituzumab	42.9	63.1	34.8
FPA150	24.3	18.8	19.0
FP-1039	—	0.1	1.6
FPT155	13.0	—	—
Subtotal development programs	89.3	97.8	84.9
Preclinical programs	—	19.1	32.5
Discovery collaborations	0.6	3.3	4.0
Early research and discovery	24.2	36.2	29.5
Total research and development expenses	$114.1	$156.4	$150.9

We expect that most of the research and development expenses we incur will continue to relate to activities to support our clinical development programs and our three late-stage research programs. Our research and development expenses may increase as we advance our current product candidates through clinical development and our three late-stage research programs into preclinical and clinical development and if we add to our development pipeline through strategic or licensing of product candidates from other biotechnology or pharmaceutical companies. In particular, our research and development expenses may increase as we increase the number and size of our clinical trials, including by advancing into registrational trials.

In January 2019, we implemented a corporate restructuring, or the January restructuring, to focus our resources on our clinical development and late-stage research programs. Pursuant to the restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing.

Restructuring charges related to the January 2019 restructuring were incurred primarily during the first quarter of 2019 and amounted to approximately $1.8 million for severance and other benefit costs related to the restructuring.

On October 10, 2019, we announced another corporate restructuring, or the October restructuring, to extend our cash runway and ensure long-term sustainability. As part of the October restructuring, we will reduce our workforce by approximately 70 positions across all functions through the second quarter of 2020. Seventy percent of these eliminations occurred by December 31, 2019, and the remainder will occur in 2020. In addition, we are initiating activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities. Furthermore, we have been reducing our focus on research activities and, as such, have decided to sell the majority of the lab equipment we own through an auction that will be conducted by a third-party vendor during the second quarter of 2020. We expect the October restructuring to be completed by the end of 2020. During the year ended December 31, 2019, we incurred approximately $2.3 million for severance, other termination costs and employee retention costs related to the research and development October restructuring.

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

Our general and administrative expenses may increase in the event that we need to expand operations to support future potential increases in research and development activities. Also, we expect our intellectual property-related legal expenses, including those related to preparing, filing and prosecuting patent applications and maintaining patents, to increase as our intellectual property portfolio expands.

During the year ended December 31, 2019, we incurred approximately $0.4 million in restructuring charges related to our October restructuring.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of the gain or loss on the disposal of property and equipment, if any.

Results of Operations

Comparison for the Years Ended December 31, 2019 and 2018:

	Year Ended December 31,
(in millions)	2019	2018
Collaboration and license revenue	$14.9	$49.9
Operating expenses:
Research and development	114.1	156.3
General and administrative	42.7	39.7
Total operating expenses	156.8	196.0
Interest income	4.7	5.8
Other expense, net	—	(0.1)
Loss before income tax	(137.2)	(140.4)
Income tax benefit (provision)	—	—
Net loss	$(137.2)	$(140.4)

Collaboration and License Revenue

Collaboration and license revenue decreased by $35 million, or 70%, to $14.9 million for the year ended December 31, 2019, from $49.9 million for the year ended December 31, 2018. This decrease was primarily due to a $25.0 million decrease in revenue recognized as compared to the year ended December 31, 2018 related to our cabiralizumab collaboration agreement with BMS for the achievement of the developmental milestone for the dosing of the first patient in BMS’s Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer, a $2.1 million decrease from progress made towards our performance obligation under our original collaboration agreement with BMS, a $4.7 million decrease as we completed the research term of our immuno-oncology research collaboration with BMS in March 2019, a $2.2 million decrease in research and development funding from our original collaboration agreement with BMS as our Phase 1a/1b combination trial completed enrollment in 2018, a $0.7 million decrease in collaboration and license revenue from our collaboration with Zai Lab and a $0.3 million decrease in target evaluation and selection fees from our fibrosis and CNS collaboration with UCB.

Research and Development

Our research and development expenses decreased by $42.3 million, or 27%, to $114.1 million for the year ended December 31, 2019 from $156.4 million for the year ended December 31, 2018. This decrease was due to a $16.0 million decrease in compensation costs due to the January 2019 restructuring, a $11.9 million decrease in milestone payments triggered by the dosing of the first patient in our Phase 3 FIGHT trial and the dosing of the first patient dosing in the Phase 1a portion of our Phase 1a/1b clinical trial of FPA150, a $8.8 million decrease in companion diagnostic expenses related to our bemarituzumab development program, a $6.9 million decrease in costs related to our preclinical programs, a $2.6 million decrease related to reduction of the use of temporary resources, a $2.1 million decrease in allocated overhead facility and information technology related expenses, and a $1.4 million decrease in other clinical services expenses and other research and development expenses. The decreases were offset by a $2.3 million increase in bioanalytics and specialty laboratories expenses primarily to advance our bemarituzumab program, a $3.1 million increase in clinical trial expenses to advance our bemarituzumab and FPA150 programs, and a $2.0 million charge for the impairment of lab equipment.

General and Administrative

Our general and administrative expenses increased by $3.0 million, or 8%, to $42.7 million for the year ended December 31, 2019 from $39.7 million for the year ended December 31, 2018. This increase was primarily due to a $2.1 million increase in allocated overhead facility and information technology related expenses, a $2.1 million increase in compensation costs, and a $1.2 million increase in professional services fees, insurance costs, and other general and administrative costs, offset by a $2.4 million decrease in expenses related to reduction of the use of temporary resources.

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
(in millions)	2018	2017
Collaboration and license revenue	$49.9	$39.5
Operating expenses:
Research and development	156.3	150.9
General and administrative	39.7	40.0
Total operating expenses	196.0	190.9
Interest income	5.8	3.0
Other expense, net	(0.1)	(0.1)
Loss before income tax	(140.4)	(148.5)
Income tax (provision) benefit	—	(1.7)
Net loss	$(140.4)	$(150.2)

Collaboration and License Revenue

Collaboration and license revenue increased by $10.4 million, or 26%, to $49.9 million for the year ended December 31, 2018 from $39.5 million for the year ended December 31, 2017. This increase was primarily due to $25.0 million of revenue recognized under our cabiralizumab collaboration agreement with BMS for the achievement of the developmental milestone for the dosing of the first patient in BMS’s Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer, as well as an increase of $5.1 million of collaboration and license revenue from our collaboration with Zai Lab. This increase was offset by a $10.3 million decrease in research and development funding from our original collaboration agreement with BMS as our Phase 1a/1b combination trial completed enrollment, a $5.0 million decrease related to a 2017 developmental contingent payment from our immuno-oncology research collaboration with BMS, a $3.0 million decrease from the fibrosis and CNS collaboration with UCB due to the completion of the performance obligation under the fibrosis and CNS collaboration, a $0.9 million decrease from our immuno-oncology research collaboration with BMS and a $0.5 million decrease in revenue from the respiratory diseases collaboration with GSK.

Research and Development

Our research and development expenses increased by $5.4 million, or 3.6%, to $156.3 million for the year ended December 31, 2018 from $150.9 million for the year ended December 31, 2017. This increase was due to $10.4 million in milestone payments associated with the first patient dosed in our Phase 3 FIGHT trial, a $4.4 million increase in the cost to develop companion diagnostics for use in our bemarituzumab development program, a $3.0 million increase in facility and depreciation costs, a $2.6 million increase in clinical trial expenses, a $1.9 million increase in expenses related to temporary resources and a $1.5 million increase in laboratory supplies and other laboratory costs. These increases were offset by a $10.6 million decrease in manufacturing costs to advance our FPA150 and FPT155 programs and the FPA154 program, which we terminated in 2017, a $7.4 million decrease in preclinical expense to advance FPA150 towards clinical development and for preclinical expense, including licensing fees associated with FPA154 and a $0.3 million decrease in employee compensation.

General and Administrative

Our general and administrative expenses decreased by $0.3 million, or 0.7%, to $39.7 million in 2018 from $40.0 million in 2017. This decrease was primarily due to a $2.7 million decrease in compensation costs and a $0.5 million decrease in facilities expense related to our corporate office and laboratory facility, which was offset by increases of $2.4 million in expense related to temporary resources and $0.6 million in other miscellaneous costs.

Income Tax Benefit (Provision)

We recognized a tax expense of $1.7 million in 2017 related to deficiency interest based on the Internal Revenue Service reducing our tentative net operating loss carryback refund claim filed in March 2017.

Liquidity and Capital Resources

As of December 31, 2019, we had $156.4 million in cash, cash equivalents and marketable securities invested in a money market fund, U.S. Treasury securities and commercial paper with maturities of 6 months or less.

In January 2018, we closed on a public offering of 5,897,435 shares of our common stock, which included 769,230 shares sold upon the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate gross proceeds of $115.0 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, and net proceeds of approximately $107.6 million after deducting these amounts.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in millions)	2019	2018	2017
Net cash used in operating activities	$(113.9)	$(122.5)	$(112.2)
Net cash provided by (used in) investing activities	126.2	(2.5)	174.2
Net cash (used in) provided by financing activities	(0.5)	109.2	(9.9)

Net Cash Used in Operating Activities

Net cash used in operating activities was $113.9 million during the year ended December 31, 2019. The net loss of $137.2 million was offset by non-cash charges of $22.8 million for stock-based compensation expense, a $2.3 million charge for operating leases, a $2.0 million impairment charge for laboratory equipment and $5.3 million for depreciation of property and equipment, partially offset by $2.1 million of premium on marketable securities. Changes to working capital were $6.9 million. Changes to working capital include a reduction of deferred revenue recognized of $5.5 million. An additional $5.7 million decrease in other accrued liabilities consisted of reductions in accrued clinical costs of $2.3 million, accrued trade payables of $1.5 million and other research accruals of $1.3 million as well as a reduction in manufacturing of $0.6 million..

Net cash used in operating activities was $122.5 million during the year ended December 31, 2018 . The net loss of $140.4 million was offset by non-cash charges of $29.5 million for stock-based compensation expense and $3.3 million for amortization of property and equipment and of premium on marketable securities. The net change in operating assets and liabilities was $14.8 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $126.2 million for the year ended December 31, 2019. Net cash provided by investing activities primarily relates to maturities of marketable securities of $127.9 million, net of purchases, during the year ended December 31, 2019. The increase in maturities, net of purchases, was partially offset by the purchase of property and equipment for $1.7 million.

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

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.5 million during the year ended December 31, 2019, which consisted primarily of $1.1 million received from employee stock option exercises, which was offset by $1.6 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

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

Contractual Obligations and Contingent Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2019:

(in millions)		Less Than			More Than
Contractual Obligations	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating leases (1)	$66,341	$7,589	$15,522	$16,405	$26,825
Total obligations	$66,341	$7,589	$15,522	$16,405	$26,825

(1)

Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2019 for our corporate office and laboratory facility in South San Francisco, California and sequencing instruments to support our bemarituzumab program. The minimum lease payments for our corporate office and laboratory facility above do not include common area maintenance charges or real estate taxes. The minimum lease payments for the sequencing instruments do not include installation and initiation.

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

•	Adimab, LLC, or Adimab, under which Adimab conducted programs to discover and evaluate antibodies directed against targets of interest to us and under which we licensed certain of these antibodies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of December 31, 2019, we had cash and cash equivalents and marketable securities of $156.4 million, consisting of bank deposits, interest-bearing money market accounts, a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately four months and the longest maturity is ten months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our disclosure committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework issued by COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their attestation report which is included herein.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Five Prime Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Five Prime Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Five Prime Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes, and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

February 27, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors” and “Information About Our Executive Officers Who Are Not Directors,” “Corporate Governance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Committees of the Board of Directors – Nominating and Corporate Governance Committee,” “Corporate Governance – Committees of the Board of Directors – Audit Committee” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee” in our Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Director Compensation” in our Proxy Statement.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees and Services” and “Pre-Approval Policies and Procedures” in our Proxy Statement.

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

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1+	2002 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).
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

10.13+

Offer Letter Agreement by and between the company and David V. Smith, dated as of October 24, 2018 (incorporated herein by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 26, 2019).

10.14+

Offer Letter Agreement by and between the company and Helen Collins, dated as of May 12, 2016 (incorporated herein by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.15+

Offer Letter Agreement by and between the company and William R. Ringo, dated as of October 4, 2019 (incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2019).

10.16+

Amendment to Offer Letter Agreement by and between the company and William R. Ringo, dated as of October 8, 2019 (incorporated herein by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2019).

10.17+	Amendment to Offer Letter Agreement by and between the company and William R. Ringo, dated as of December 20, 2019.
10.18+

Separation Agreement by and between the company and Aron M. Knickerbocker, dated as of September 19, 2019 (incorporated herein by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2019).

10.19+

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

10.21+	Letter Agreement by and between the company and Francis Sarena, dated as of December 12, 2019.
10.22+

Executive Severance Benefits Agreement by and between the company and David V. Smith, dated as of November 26, 2018 (incorporated herein by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 26, 2019).

10.23+	Letter Agreement by and between the company and David V. Smith, dated as of December 12, 2019.

Exhibit No.	Description
10.24+ ††	Retention Letter Agreement by and between the company and David V. Smith, dated as of January 15, 2020.
10.25+ ††	Retention Letter Agreement by and between the company and Helen Collins, dated as of January 15, 2020.
10.26+ ††	Retention Letter Agreement by and between the company and Francis Sarena, dated as of January 15, 2020.
10.27+

Executive Severance Benefits Agreement by and between the company and Helen Collins, dated as of March 20, 2017 (incorporated herein by reference to Exhibit 10.30 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.28+	Letter Agreement by and between the company and Helen Collins, dated as of December 12, 2019.
10.29

Consulting Agreement by and between the company and Lewis T. Williams, effective as of April 1, 2019 (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on May 9, 2019).

10.30+	Form of Retention Award Agreement (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on May 4, 2015).
10.31+	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).
10.32+

Annual Bonus Plan, effective January 1, 2018 (incorporated herein by reference to Exhibit 10.34 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.33+	Executive Severance Benefit Plan and Summary Plan Description, effective November 20, 2019.
10.34+	Non-Employee Director Compensation Policy, effective November 21, 2019.
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

10.39†

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
10.41†

Amendment No. 1 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of June 6, 2013 (incorporated herein by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 26, 2019).

10.42†

Amendment No. 2 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of April 27, 2018 (incorporated herein by reference to Exhibit 10.43 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 26, 2019).

10.43††

Amendment No. 3 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of July 17, 2019 (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2019).

10.44††

Amendment No. 4 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of August 22, 2019 (incorporated herein by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2019).

10.45†

Research Collaboration and License Agreement by and between the company and Bristol-Myers Squibb Company, dated as of March 14, 2014 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on August 26, 2014).

10.46†

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

10.48†

Amendment No. 1 to the License and Collaboration Agreement by and between the company and Zai Lab (Shanghai) Co., Ltd., dated as of December 21, 2018 (incorporated herein by reference to Exhibit 10.48 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 26, 2019).

21.1	Subsidiaries of the company (incorporated herein by reference to Exhibit 21.1 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.

Exhibit No.	Description
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been granted for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.
††	Portions of this exhibit (indicated by asterisks) have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc.
(Registrant)

Date: February 27, 2020	/s/ William R. Ringo
William R. Ringo Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2020	/s/ David V. Smith
David V. Smith Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints William R. Ringo and Francis W. Sarena, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Ringo	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2020
William R. Ringo

/s/ David V. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
David V. Smith

/s/ Franklin M. Berger	Director	February 27, 2020
Franklin M. Berger

/s/ Kapil Dhingra, M.B.B.S.	Director	February 27, 2020
Kapil Dhingra, M.B.B.S.
/s/ Peder Jensen, M.D.	Director	February 27, 2020
Peder Jensen, M.D.
/s/ Garry Nicholson	Director	February 27, 2020
Garry Nicholson

/s/ Carol Schafer	Director	February 27, 2020
Carol Schafer

/s/ Lori Lyons-Williams	Director	February 27, 2020
Lori Lyons-Williams

Five Prime Therapeutics, Inc.

Financial Statements

Years ended December 31, 2019, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Five Prime Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Five Prime Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the financial statements, the Company changed its method of recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-10 and 2016-12 effective January 1, 2018.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments effective January 1, 2019.

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

San Francisco, California

February 27, 2020

Five Prime Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$55,800	$43,953
Marketable securities	100,580	226,185
Receivables from collaborative partners	4,097	5,096
Prepaid and other current assets	6,243	13,334
Total current assets	166,720	288,568
Restricted cash	1,543	1,543
Property and equipment, net	22,534	28,718
Operating lease, right-of-use assets	30,934	—
Other long-term assets	2,411	2,705
Total assets	$224,142	$321,534

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,184	$1,972
Accrued personnel-related expenses	6,805	7,383
Other accrued liabilities	9,659	15,348
Operating lease obligations, current portion	4,080	—
Deferred revenue, current portion	1,296	1,428
Deferred rent, current portion	—	1,356
Total current liabilities	23,024	27,487
Deferred revenue, long-term portion	5,113	10,465
Operating lease obligations, long-term portion	45,532
Deferred rent, long-term portion	—	18,443
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,280,368 issued and 35,219,791 outstanding at December 31, 2019. 35,625,751 issued and 34,745,721 outstanding at December 31, 2018.	35	34
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	582,243	559,892
Accumulated other comprehensive gain (loss)	78	(106)
Accumulated deficit	(431,883)	(294,681)
Total stockholders’ equity	150,473	265,139
Total liabilities and stockholders’ equity	$224,142	$321,534

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Collaboration and license revenue	$14,874	$49,868	$39,508
Operating expenses:
Research and development	114,063	156,352	150,908
General and administrative	42,749	39,671	40,002
Total operating expenses	156,812	196,023	190,910
Loss from operations	(141,938)	(146,155)	(151,402)
Interest income	4,740	5,792	2,978
Other loss, net	(4)	(84)	(94)
Loss before income tax	(137,202)	(140,447)	(148,518)
Income tax provision	—	—	(1,704)
Net loss	$(137,202)	$(140,447)	$(150,222)
Basic and diluted net loss per common share	$(3.92)	$(4.13)	$(5.38)
Weighted-average shares used to compute basic and diluted net loss per common share	34,970	33,976	27,945

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(137,202)	$(140,447)	$(150,222)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net of tax	184	370	(437)
Comprehensive loss	$(137,018)	$(140,077)	$(150,659)

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share data)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Equity
Balances at December 31, 2016	27,509,077	$27	$396,635	$(39)	$(5,048)	$391,575
Issuance of common stock under equity incentive plans	992,556	1	4,021	—	—	4,022
Repurchase of shares to satisfy tax withholding obligations	(322,994)	—	(13,909)	—	—	(13,909)
Cumulative effect of adoption of ASU 2016-09	—	—	337	—	(337)	—
Stock-based compensation expense	—	—	34,173	—	—	34,173
Other comprehensive loss	—	—	—	(437)	—	(437)
Net loss	—	—	—	—	(150,222)	(150,222)
Balances at December 31, 2017	28,178,639	28	421,257	(476)	(155,607)	265,202
Issuance of common stock upon follow-on public offering	5,897,435	6	114,994	—	—	115,000
Issuance costs related to the follow-on public offering	—	—	(7,388)	—	—	(7,388)
Issuance of common stock under equity incentive plans	821,456	—	3,963	—	—	3,963
Repurchase of shares to satisfy tax withholding obligations	(151,809)	—	(2,402)	—	—	(2,402)
Effect of adoption of ASU 2014-09	—	—	—	—	1,373	1,373
Stock-based compensation expense	—	—	29,468	—	—	29,468
Other comprehensive gain	—	—	—	370	—	370
Net loss	—	—	—	—	(140,447)	(140,447)
Balances at December 31, 2018	34,745,721	34	559,892	(106)	(294,681)	265,139
Issuance of common stock under equity incentive plans	712,500	1	1,135	—	—	1,136
Repurchase of shares to satisfy tax withholding obligations	(238,430)	—	(1,599)	—	—	(1,599)
Stock-based compensation expense	—	—	22,815	—	—	22,815
Other comprehensive gain	—	—	—	184	—	184
Net loss	—	—	—	—	(137,202)	(137,202)
Balances at December 31, 2019	35,219,791	$35	$582,243	$78	$(431,883)	$150,473

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income loss	$(137,202)	$(140,447)	$(150,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,313	5,020	2,513
Impairment of fixed assets	1,959	—	—
Loss on disposal of property and equipment	—	38	95
Stock-based compensation expense	22,815	29,468	34,173
Amortization of discounts and premiums on marketable securities	(2,163)	(1,750)	1,621
Non-cash operating lease expense	2,351	—	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	999	8,037	(9,174)
Income tax receivable	—	—	4,670
Prepaid, other current assets, and other long-term assets	6,800	(10,120)	4,235
Accounts payable	(72)	(265)	1,903
Accrued personnel-related expenses	(578)	227	(801)
Deferred revenue	(5,484)	(9,670)	(9,070)
Deferred rent	—	802	3,699
Other accrued liabilities, and other long-term liabilities	(5,699)	(3,854)	4,174
Operating lease liabilities	(2,905)	—	—
Net cash used in operating activities	(113,866)	(122,514)	(112,184)
Investing activities
Purchases of marketable securities	(193,063)	(377,365)	(330,363)
Maturities of marketable securities	321,015	386,200	509,500
Proceeds from disposal of property and equipment	—	—	12
Purchases of property and equipment	(1,776)	(11,331)	(4,941)
Net cash provided by (used in) investing activities	126,176	(2,496)	174,208
Financing activities
Proceeds from public offering of common stock, net of issuance costs	—	107,612	—
Proceeds from issuance of common stock under equity incentive plans	1,136	3,963	4,022
Repurchase of shares to satisfy tax withholding obligations	(1,599)	(2,402)	(13,909)
Net cash (used in) provided by financing activities	(463)	109,173	(9,887)
Net increase (decrease) in cash and cash equivalents and restricted cash	11,847	(15,837)	52,137
Cash, cash equivalents and restricted cash at beginning of period	45,496	61,333	9,196
Cash, cash equivalents and restricted cash at end of period	$57,343	$45,496	$61,333

Supplemental disclosure
Income taxes paid	$—	$—	$1,704
Property and equipment purchases included in accrued liabilities	$29	$716	$9,033
Tenant improvement by the landlord	$—	$—	$14,324

Supplemental cash flow information
Cash and cash equivalents at beginning of period	$43,953	$59,790	$7,653
Restricted cash at beginning of period	1,543	1,543	1,543
Cash, cash equivalents and restricted cash at beginning of period	45,496	61,333	9,196

Cash and cash equivalents at end of period	$55,800	$43,953	$59,790
Restricted cash at end of period	1,543	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	57,343	45,496	61,333

The accompanying notes are an integral part of these financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2019

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

Restricted Cash

Restricted cash consists of a certificate of deposit held by our bank as collateral for a standby letter of credit in the same notional amount by our landlord to secure our obligations under our corporate office and laboratory facility lease entered into in December 2016. The certificate of deposit earns interest at a rate of 1.37% per annum and its term is one month. We are required to maintain this restricted cash balance, the amount of which is subject to reduction starting on January 1, 2023, if certain conditions are met, for the duration of this lease. See Note 11 for further discussion on our lease.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of December 31, 2019.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	December 31, 2019
		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$21,706	$21,706		$—
U.S. Treasury securities	35,498	35,498		—
Agency bonds	48,834	48,834		—
Corporate bonds	1,800		1,800	—
Commercial paper	19,195		19,195	—
Certificate of deposit	1,543		1,543	—
Total	$128,576	$106,038	$22,538	$—

	December 31, 2018
		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$40,849	$40,849	$—	$—
U.S. Treasury securities	104,140	104,140	—	—
Agency bonds	53,999	53,999	—	—
Corporate bonds	11,893	—	11,893	—
Commercial paper	56,152	—	56,152	—
Certificate of deposit	1,543	—	1,543	—
Total	$268,576	$198,988	$69,588	$-

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If an asset is impaired, the impairment to be recognized equals the amount by which the carrying value exceeds the asset’s fair value. The primary measure of fair value is discounted cash flow.

In conjunction with the corporate restructurings we undertook in 2019, we are extending our cash runway and ensuring long-term sustainability by our focusing on our current clinical programs and advancement of our three late-stage research programs. Accordingly, we evaluated our laboratory equipment and determined that the carrying value of $5.9 million is no longer recoverable and its estimated fair value is $3.9 million. Thus, we recorded an impairment loss of $2.0 million in our research and development costs within operating expenses in our statements of operations. In addition the remaining useful life has been reduced to 0.25 years.

Restructuring and Other Charges

We account for costs related to our restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Under ASC 420, one-time termination costs communicated to employees are accrued on the communication date, whereas termination costs that require employees to render future service beyond a minimum retention period are recognized ratably over the future service period.

We will recognize other restructuring costs, including lease or other contract termination costs incurred in connection with terminating a contract before the end of its term, when we terminate the contract in accordance with its terms. See Note 12 for additional information regarding charges related to our corporate restructurings.

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

The terms of our collaborative research and development agreements include upfront and license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. We record research and development funding payable to us as accounts receivable when our right to consideration is unconditional. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, we determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

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

Research and Development Expenses

Research and development expenses consist of costs we incur for our own and for sponsored and collaborative research and development activities. Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations, or CROs, and clinical manufacturing organizations, or CMOs, that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by such entities. Further, we accrue expenses related to clinical trials based on the level of patient activity according to the relevant agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

We expense payments for the acquisition and development of technology as research and development costs if, at the time of payment, the technology: is under development; is not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; has not reached technical feasibility; or otherwise has no foreseeable alternative future use.

Stock-Based Compensation

We recognize compensation expense using a fair value-based method for costs related to all share-based payments, including restricted stock awards, or RSAs, and stock option awards. For RSAs, stock-based compensation cost is based on the closing market value of our common stock at the date of grant and is recognized as expense ratably over the requisite service period. For stock option awards, stock-based compensation cost is measured at the grant date, based on the fair value of the award estimated using the Black-Scholes option pricing model, and is recognized as expense over the requisite service period on a straight-line basis. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

Income Taxes

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided when the expected realization of the deferred tax assets does not meet the more-likely-than-not criteria. As a result, deferred tax assets at the end of 2019 and 2018 are subject to a full valuation allowance. We are required to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It is our practice to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Recently Adopted Accounting Pronouncements

In June 2018, FASB issued ASU 2018-07, Compensation–Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 expanded the scope of Topic 718, which previously included only share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity–Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years, and interim fiscal periods within fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. We adopted ASU 2018-07 early in the second quarter of 2018. No adjustment was required as a result of this adoption.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amended existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases.

We adopted the standard, effective January 1, 2019, using the updated modified retrospective transition method, under which the new standard is applied as of the date of initial adoption. We recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2019. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. We elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We have not reassessed whether any contracts entered into prior to adoption are leases. In addition, we elected the accounting policy to not record short-term leases with a lease term at the commencement date of twelve months or less on the balance sheet as permitted by the new standard.

Upon adoption, we derecognized $19.8 million in deferred rent and recognized $52.5 million in lease liabilities and $33.3 million in right-of-use assets on our balance sheet. The financial statements for the year ending December 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

In May 2014, FASB issued Topic 606, which superseded nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles, or GAAP. FASB subsequently issued amendments to Topic 606 that have the same effective date and transition date. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, as a result, more judgment and estimates may be required in the course of the revenue recognition process, including with respect to identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

We adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. We applied the standard to contracts that were not completed at the date of initial application. We recorded the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. The adoption of the new revenue recognition guidance resulted in a decrease of $1.4 million to deferred revenue and an increase of $1.4 million to retained earnings as of January 1, 2018. Additionally, we determined that the classification between deferred revenue, current portion, and deferred revenue, long-term portion changed as a result of adoption of Topic 606. We concluded that we will classify deferred revenue for all licensing and collaboration arrangements as deferred revenue, long-term portion and will reclassify to deferred revenue, current portion when the remaining term of the estimated performance period is one year or less.

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

Accounting Pronouncements Not Yet Adopted

In November 2018, FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), or ASU 2018-18, which clarifies when certain transactions between collaborative arrangement participants should be accounted for under Topic 606 and incorporates unit-of-account guidance consistent with Topic 606 to aid in this determination. ASU 2018-18 became effective January 1, 2020 and applies to all annual and interim reporting periods thereafter. Early adoption is permitted. ASU 2018-18 should generally be applied retrospectively to the date of initial application of Topic 606. We do not anticipate that the adoption of this standard will have a material effect on our financial statements.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework, or ASU 2018-13. The updated guidance improves the disclosure requirements on fair value measurements. The update will become effective for us beginning in the first quarter of 2020. Early adoption is permitted for any removed or modified disclosures. We are currently assessing the timing and impact of adopting the updated provisions.

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

3. Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$21,706	$—	$—	$21,706
U.S. Treasury securities	35,471	27	—	35,498
Agency bonds	48,790	44	—	48,834
Corporate bonds	1,800	—	—	1,800
Commercial paper	19,188	7	—	19,195
Total cash equivalents and marketable securities	126,955	78	—	127,033
Less: cash equivalents	(26,453)	—	—	(26,453)
Total marketable securities	$100,502	$78	$—	$100,580

	December 31, 2018
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$40,849	$—	$—	$40,849
U.S. Treasury securities	104,218	—	(77)	104,141
Agency bonds	54,005	9	(15)	53,999
Corporate bonds	11,897	—	(4)	11,893
Commercial paper	56,171	—	(19)	56,152
Total cash equivalents and marketable securities	267,140	9	(115)	267,034
Less: cash equivalents	(40,849)	—	—	(40,849)
Total marketable securities	$226,291	$9	$(115)	$226,185

As of December 31, 2019, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

		Estimated
	Amortized	Fair
	Cost	Value
Debt securities maturing:
In one year or less	$100,502	$100,580
Total marketable securities	$100,502	$100,580

Our cash equivalents and marketable securities have an average maturity of approximately three months and the longest maturity is six months. There have been no significant realized gains or losses on our available-for-sale securities for the periods presented. We determined that the gross unrealized gains of $0.2 million on our marketable securities as of December 31, 2019 were temporary in nature and related primarily to interest rate shifts rather than significant changes in the underlying credit quality of the securities that we hold. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at December 31, 2019. There were no sales of available-for-sale securities in any of the periods presented.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$2,281	$2,403
Furniture and fixtures	968	968
Laboratory equipment	4,219	19,579
Leasehold improvements	22,175	22,175
	$29,643	$45,125
Less: accumulated depreciation and amortization	(7,109)	(16,407)
Property and equipment, net	$22,534	$28,718

We entered into a lease agreement with respect to our corporate office and laboratory facility in December 2016. During the fiscal year ended December 31, 2017, we acquired $22.2 million of leasehold improvements in connection with our move to this facility. We received lease incentives totaling $14.4 million from our landlord for a portion of the costs of these leasehold improvements. Depreciation and amortization expense was $5.3 million, $5.0 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We recognized an asset impairment loss of $2 million in relation to our laboratory equipment as a result of the restructuring activities undertaken during the year ended December 31, 2019.  See Note 12 for additional information on charges related to our corporate restructurings.

5. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Clinical development	$7,787	$10,513
Manufacturing	540	1,104
Trade payable	1,087	3,381
Other	245	350
Total accrued liabilities	$9,659	$15,348

6. Stockholders’ Equity

We have 110,000,000 shares of authorized capital stock issuable in series, all with a par value of $0.001 per share, of which 100,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our Board of Directors, or our Board, is authorized to determine the designation, powers, preferences and rights of any such series. As of December 31, 2019 and 2018, we had 35,219,791 and 34,745,721 shares of common stock outstanding, respectively. There were no shares of preferred stock outstanding as of December 31, 2019 and 2018.

In January 2018, we closed on a public offering of 5,897,435 shares of our common stock, which included 769,230 shares sold upon the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate gross proceeds of $115.0 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, and net proceeds of approximately $107.6 million after deducting these amounts.

Equity Incentive Plans

In September 2013, our stockholders approved the 2013 Omnibus Incentive Plan, or the 2013 Plan. Any shares of common stock covered by awards granted under our 2002 Equity Incentive Plan or our 2010 Equity Incentive Plan, collectively, the Prior Plans, that terminate after September 23, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares were added to the 2013 Plan reserve.

The initial number of shares of common stock available for issuance under the 2013 Plan was 3,500,000, which includes the 1,069,985 shares of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless our Board provides otherwise, beginning on January 1, 2014 and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of outstanding shares of common stock as of December 31 of the immediately preceding year. Under the 2013 Plan, any shares that are forfeited or expired are added back to the shares available for issuance. As of December 31, 2019, 2,942,984 shares of common stock were available for future issuance of options, restricted stock and other stock-based awards under the 2013 Plan.

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

The following table summarizes option activity under our stock plans and related information:

	Options Outstanding
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
	of Shares	Per Share	Terms	Value
			(in years)	(in thousands)
Balance at January 1, 2019	3,710,181	$28.37
Options granted	1,356,778	8.67
Options exercised	(41,892)	8.09
Options forfeited	(826,948)	25.26
Options expired	(883,397)	31.51
Balance at December 31, 2019	3,314,722	20.50	5.99	$176,110
Options exercisable at December 31, 2019	2,272,751	23.40	4.88	$125,043

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $4.96, $10.85 and $25.78 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $2.4 million and $5.4 million, respectively.

We recorded stock-based compensation expense related to options of approximately $14.3 million, $17.3 million and $19.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019, there was $9.6 million of total unrecognized compensation expense that we expect to recognize over a weighted-average period of 2.2 years.

We have granted restricted stock awards, or RSAs, some of which are subject to performance conditions or market conditions. RSAs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are not forfeitable once fully vested. We base the fair value of RSAs on the closing market price of our common stock on the grant date. For RSAs subject to market conditions, we based the fair value of the awards on a Monte Carlo simulation model. For RSAs subject to performance conditions, we recognize stock-based compensation expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved and, for RSAs subject to market conditions, we recognize stock-based compensation expense commencing at the grant date over the derived service period.

The following table summarizes RSA activity under the 2013 Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at January 1, 2019	880,030	$26.36
RSAs granted	1,501,750	8.04
RSAs vested	(539,453)	19.45
RSAs forfeited	(781,750)	16.46
Unvested balance at December 31, 2019	1,060,577	11.24

The total fair value on the date of vesting of RSAs that vested in 2019, 2018 and 2017 was $3.7 million, $6.2 million, and $30.8 million, respectively.

We recorded stock-based compensation expense related to RSAs of approximately $8.2 million, $11.6 million and $14.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019, there was $4.8 million of unrecognized compensation cost related to unvested employee and director RSAs that we expect to recognize over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 23, 2013. We initially reserved a total of 250,000 shares of common stock for issuance under the ESPP. Unless our Board provides otherwise, continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of December 31, 2019, 1,307,722 shares of common stock were available for issuance under the ESPP. In November 2019, the compensation and management development committee of our Board provided that the number of shares of common stock available for issuance under the ESPP would not automatically increase on January 1, 2020 and as such, no new shares of common stock became available for issuance under the ESPP on January 1, 2020.

Under our ESPP, employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. We issued a total of 131,155 shares under the ESPP in 2019.

The compensation expense related to the ESPP was $0.3 million, $0.5 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $0.1 million of unrecognized compensation cost related to the ESPP, which we expect to recognize over 4.4 months.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Research and development	$8,041	$15,426	$18,285
General and administrative	14,774	14,042	15,888
Total	$22,815	$29,468	$34,173

We estimated the fair value of each award using the Black-Scholes option-pricing model based on the date of grant of such award with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Expected term (years)	5.0-6.3	5.5-6.3	5.5-6.3	0.5	0.5	0.5
Expected volatility	67-68%	68-70%	66-70%	64-67%	47-94%	42-94%
Risk-free interest rate	1.6-2.5%	2.6-2.9%	1.9-2.2%	1.6-2.4%	1.4-2.5%	1.0-1.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

Stock Option Exchange Program

On July 1, 2019, we commenced a tender offer to our employees, excluding named executive officers, to exchange eligible stock options for replacement stock options with modified terms, or our exchange offer. Pursuant to the exchange offer, we offered employees, excluding named executive officers, who held outstanding stock options granted on or before June 6, 2018 with an exercise price equal to or greater than $18.00 per share, or eligible options, the opportunity to tender each eligible option in exchange for a new stock option with modified terms, or new options.

The exchange offer expired at 6:00 p.m., Pacific time, on July 29, 2019. As of the expiration of the exchange offer, there were 510,932 shares of our common stock underlying the eligible options. Pursuant to the exchange offer, 55 employees elected to exchange outstanding stock options, and we accepted for cancellation stock options to purchase an aggregate of 436,648 shares of common stock, representing approximately 85% of the total shares of common stock underlying the eligible options. On July 29, 2019, immediately following the expiration of the exchange offer, we granted new options to purchase 235,419 shares of common stock, each with an exercise price of $5.06 per share, which was the closing price per share of our common stock on Nasdaq on the grant date. As a result, 201,229 shares of common stock returned to the 2013 Plan reserve and became available for future issuance. Each new option vests in equal monthly amounts over either one or three years, depending on whether the tendered eligible option was fully vested as of July 29, 2019, has a maximum term of seven years and was granted as a nonqualified stock option under our 2013 Plan.

The exchange of stock options was treated as a modification for accounting purposes. We are recognizing the incremental expense of $0.2 million for new options using the Black-Scholes option-pricing model over the new service period that began on the grant date of July 29, 2019. We are recognizing the unamortized expense remaining on the tendered options of $1.6 million as of December 31, 2019 over the remainder of the original requisite service period.

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

The following table sets forth the computation of basic and diluted net loss (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(137,202)	$(140,447)	$(150,222)

Denominator:
Denominator for basic loss per share - weighted-average shares	34,970	33,976	27,945
Denominator for diluted loss per share	34,970	33,976	27,945

Basic and diluted net loss per share	$(3.92)	$(4.13)	$(5.38)

We excluded the following securities from the calculation of diluted net loss per share as the effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	3,760	3,710	3,843
RSAs	1,273	880	886
Total	5,033	4,590	4,729

8. License and Collaboration Agreements

The following table presents changes during the year ended December 31, 2019 in the balances of our contract assets, including receivables from collaboration partners, and contract liabilities, including deferred revenue.

(in thousands)	Contract Assets
Balance at January 1, 2019	$5,096
Additions	9,392
Deductions	(10,391)
Balance at December 31, 2019	$4,097

(in thousands)	Contract Liabilities
Balance at January 1, 2019	$11,893
Additions for advance billings	2,264
Deductions for performance obligations satisfied in current period	(5,975)
Deductions for performance obligations satisfied in the prior periods in connection with updates to the measure of progress	(1,773)
Balance at December 31, 2019	$6,409

Bristol-Myers Squibb Company

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with Bristol-Myers Squibb Company, or BMS, to carry out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the immuno-oncology research collaboration, we granted to BMS an exclusive, worldwide license to research, develop and commercialize products directed towards certain targets in the checkpoint pathways. BMS has an option to take exclusive licenses to additional targets we may identify in these checkpoint pathways pursuant to the research plan under the immuno-oncology research collaboration. Based on data arising from our activities under the research plan, in January 2016, we amended the immuno-oncology research collaboration to add an additional checkpoint pathway to the research program, for a total of three immune checkpoint pathways.

We received an upfront payment of $20.0 million from BMS in April 2014 in connection with our entry into the immuno-oncology research collaboration. BMS was obligated to pay us $9.5 million in research funding over the course of the three-year research term based on the research activities then planned under the research plan. BMS had the option to extend the research term for two additional one-year periods on a year-by-year basis for an additional $2.1 million for each extension, during which extensions we would be obligated to perform additional services as agreed to with BMS and BMS would be obligated to pay us research funding with respect to such services. The initial research term under the immuno-oncology research collaboration expired in March 2017. In each of December 2016 and December 2017, BMS exercised its option to extend the research term for an additional year to March 2018 and March 2019, respectively. In connection with entering into the immuno-oncology research collaboration, BMS purchased 994,352 shares of our common stock at a price per share of $21.16, for an aggregate purchase price of $21.0 million. We determined that the purchase price of $21.16 per share exceeded the fair value of our common stock by $2.4 million and, therefore, recorded the $2.4 million as deferred revenue that we are recognizing in the same manner as the $20.0 million upfront payment and research funding. We are eligible to receive certain contingent payments with respect to each target subject to the immuno-oncology research collaboration and royalties on sales of products related to such targets, if any. In December 2017, we recognized $5.0 million related to a developmental contingent payment.

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

We identified one performance obligation under the immuno-oncology research collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s options to select additional collaboration targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period. For year ended December 31, 2019, no adjustments were made to the transaction price.

Upon adoption of Topic 606, we recognized an additional $0.7 million of revenue through a decrease to deferred revenue and an increase to beginning retained earnings, based on the difference between the input method currently used under Topic 606 and the ratable recognition method previously used under Topic 605. Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. As of March 31, 2019, the performance obligation was fully satisfied and the transaction price of $36.1 million was fully recognized as collaboration revenue. Revenue recognized from the performance obligation was $1.5 million for the year ended December 31, 2019.

For the years ended December 31, 2019, 2018, and 2017, we recognized $1.5 million, $6.1 million and $12.0 million, respectively, of revenue under the immuno-oncology research collaboration. As of December 31, 2019 and 2018, we had deferred revenue relating to the immuno-oncology research collaboration of $0 and $1.5 million, respectively.

License and Collaboration Agreement

On October 14, 2015, we entered into a license and collaboration agreement, or the cabiralizumab collaboration agreement, pursuant to which we granted BMS exclusive global rights to develop and commercialize certain colony stimulating factor-1 receptor, or CSF1R, antibodies, including our monoclonal CSF1R inhibiting antibody that we refer to as cabiralizumab, and all modifications, derivatives, fragments, or variants of such antibodies, each of which we refer to as a licensed antibody. Under the terms of the cabiralizumab collaboration agreement, BMS is responsible, at its expense, for developing products containing licensed antibodies, each of which we refer to as a licensed product, under a development plan, subject to our option, at our own expense, to conduct certain studies, including registration-enabling studies to support approval of cabiralizumab. BMS is responsible for manufacturing and commercializing each licensed product and we retain rights to a U.S. co-promotion option. The cabiralizumab collaboration agreement supersedes the clinical trial collaboration agreement we entered into with BMS in November 2014, or the original collaboration agreement. We assessed the two agreements separately as standalone agreements under Topic 606.

In February 2020, BMS informed us that its randomized, controlled multi-arm Phase 2 clinical trial testing cabiralizumab in combination with Opdivo, with and without chemotherapy, in second-line patients with pancreatic cancer (NCT03336216) did not meet its primary endpoint. BMS informed us that while it has no near-term plans for additional sponsored development of cabiralizumab, it will continue to support the evaluation of cabiralizumab in select, ongoing investigator-sponsored trials and may continue to assess future development opportunities for cabiralizumab.

We received an upfront payment of $30.0 million from BMS in December 2014 in connection with our entry into the original collaboration agreement. We completed enrollment and treatment of patients in our Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo, BMS’s programmed-death 1 (PD-1) immune checkpoint inhibitor, with cabiralizumab in multiple tumor types, which we commenced under the original collaboration agreement. BMS bears all costs and expenses relating to this trial, including manufacturing costs for the supply of cabiralizumab, except that we are responsible for our own internal costs, including internal personnel costs.

Under the original collaboration agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo. The transaction price consists of the $30.0 million non-refundable upfront fee under the original collaboration agreement.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our CRO as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. No adjustment was necessary upon adoption of Topic 606. We recognized $4.4 million of the transaction price as revenue for the year ended December 31, 2019. Total revenue recognized for reimbursements for the year ended December 31, 2019 was $4.6 million. Through December 31, 2019, we recognized $29.2 million of the transaction price as collaboration revenue under the original collaboration agreement. The remaining transaction price of $0.8 million is recorded in deferred revenue as of December 31, 2019 and will be recognized as revenue under the input method over the estimated performance period.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) license grant to BMS and (2) transfer of licensed know-how to BMS. The transaction price consists of the $350.0 million non-refundable up-front fee. We concluded that the transaction price should not yet include milestone payments that may become due as they are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2019, no adjustments were made to the transaction price.

The $350.0 million non-refundable upfront fee was fully recognized concurrent with the transfer of the license and know-how in 2015. As such, no adjustment to revenue was necessary under Topic 606. In January 2018, we recognized $25.0 million related to a milestone achieved for the dosing of the first patient in BMS’s randomized Phase 2 clinical trial of cabiralizumab in combination with Opdivo, with and without chemotherapy, as a treatment for patients with second-line pancreatic cancer. For the year ended December 31, 2019, no milestones were achieved.

For the years ended December 31, 2019, 2018, and 2017, we recognized $9.0 million, $38.4 million and $23.7 million, respectively, of revenue under the license and collaboration agreements. As of December 31, 2019 and 2018, we had deferred revenue relating to the license and collaboration agreements of $0.8 million and $5.2 million, respectively.

Zai Lab China License and Collaboration Agreement

In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab, and all fragments, conjugates, derivatives and modifications thereof, or the licensed antibody, in China, Hong Kong, Macau and Taiwan, each a region and collectively, the territory.

Under the terms of the China collaboration agreement, Zai Lab will be responsible, at its expense, for (i) developing and commercializing products containing the licensed antibody, each, a licensed product, under a territory development plan and (ii) performing certain development activities to support our global development and registration of licensed products, including our Phase 3 FIGHT trial, in the territory under a global development plan. Under the terms of the China collaboration agreement, Zai Lab paid us a $5.0 million non-refundable and non-creditable upfront fee ($4.2 million after netting of value-added tax withholdings of $0.8 million) in January 2018. Pursuant to the China collaboration agreement, with respect to each licensed product, we are eligible to receive up to $39.0 million of specified developmental and regulatory milestone payments. Zai Lab will also be obligated to pay us a royalty, on a licensed product-by-licensed product and region-by-region basis. In addition, Zai Lab agreed to reimburse us for certain global development activities, which is limited to a maximum of $10.0 million, and certain costs for the development of companion diagnostics.

We identified the following performance obligations: (1) license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the license grant, and (2) development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. In our evaluation of the transaction price upon the adoption of Topic 606, the $4.2 million non-refundable upfront fee and $8.3 million of expected reimbursement from Zai Lab for global development activities were included as part of the transaction price of $12.5 million. We estimated the $8.3 million of expected reimbursements from Zai Lab based on the probability-weighted amounts of a range of possible consideration amounts. In September 2018, we recorded a $1.7 million receivable related to Zai Lab’s $2.0 million clinical development milestone payment, net of value-added tax and other withholdings of $0.3 million, which became due upon dosing of the first patient in the Phase 3 FIGHT trial. As a result, at such time we re-evaluated the transaction price and increased the transaction price by $2.2 million to $14.7 million which includes the $4.2 million non-refundable upfront fee, $8.8 million of expected reimbursement from Zai Lab for global development activities and the $1.7 million clinical development milestone payment. We have not included the remaining regulatory milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

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

No adjustment was necessary upon adoption of Topic 606. Total revenue recognized for the companion diagnostics development performance obligation was $3.0 million.  No revenue was recognized for the license grant for year ended December 31, 2019. Of the remaining transaction price of $11.5 million, we recorded $5.1 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations.

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

 Based on our assessment of the respiratory diseases collaboration and the muscle diseases collaboration under Topic 606, we identified one performance obligation under each collaboration for the research license and research activities. The non-refundable upfront fees, the equity premiums and the variable consideration for research activities are included as part of the transaction prices for each collaboration. The clinical and regulatory development milestone payments have not been included in the transaction prices, as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. Under the respiratory diseases collaboration, additional research funding that GSK had the option to add was also not included in the transaction price. As the muscle diseases collaboration with GlaxoSmithKline LLC terminated in April 2018, we are no longer eligible to receive milestone payments or royalties under that collaboration. We will re-evaluate the transaction price for the respiratory diseases collaboration in each reporting period as uncertain events are resolved and other changes in circumstances occur. For year ended December 31, 2019, no adjustments were made to the transaction prices of the collaborations with GSK or GlaxoSmithKline LLC.

Under the respiratory diseases collaboration and the muscle diseases collaboration, the non-refundable upfront fees, the equity premiums and the payment for research activities were fully recognized in 2016 and 2014, respectively. As the performance obligations were fully satisfied in prior years, no adjustment to revenue was necessary under Topic 606.

For the years ended December 31, 2019 and 2018 , we recognized no milestone revenue, and for the year ended December 31, 2017, we recognized $0.5 million. No revenue was recognized for progress made toward the performance obligation for years ended December 31, 2019, 2018 and 2017 under the respiratory diseases collaboration.

UCB Fibrosis and CNS Collaboration

In March 2013, we entered into a research collaboration and license agreement, or the fibrosis and CNS collaboration, with UCB Pharma, S.A., or UCB, to identify potential biologics targets and therapeutics in the areas of fibrosis-related immunologic diseases and central nervous system, or CNS, disorders.

Under the terms of the fibrosis and CNS collaboration, UCB paid us an upfront payment of $6.0 million in March 2013. In addition, UCB agreed to pay us $6.6 million for a technology fee and $2.0 million for research funding. As of December 31, 2015, we fully collected the technology fees and research funding under the fibrosis and CNS collaboration. We are eligible to receive certain evaluation and selection fees and contingent payments for each protein target with respect to which UCB elects to obtain an exclusive license, and royalties on the sales of products related to such targets, if any. Our initial research activities under this collaboration were completed in March 2016. Upon the completion of those research activities, UCB had up to a two-year evaluation period, which ended in March 2018, during which we were obligated to perform additional services at the request of UCB.

The fibrosis and CNS collaboration will terminate upon the expiration of the royalty terms of any products that incorporate or target a protein exclusively licensed under the collaboration. In addition, UCB may terminate the fibrosis and CNS collaboration at any time with advance written notice, and either party may terminate the fibrosis and CNS collaboration with written notice for the other party’s material breach if such other party fails to timely cure the breach or upon certain insolvency events.

Based on our assessment of the fibrosis and CNS collaboration under Topic 606, we identified research activities as our only performance obligation. UCB’s options to select additional collaboration targets and to license exclusive rights to selected targets are not priced at a discount and therefore do not represent performance obligations for which the transaction price would be allocated. The transaction price of $15.6 million includes the $6.0 million non-refundable upfront fee, the $6.6 million technology access fee, the $1.0 million reimbursement for reagent costs and the $2.0 million of research funding. We have not included the clinical and regulatory development milestone payments in the transaction price as all such milestone amounts are fully constrained. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation, or the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2019, there was no change in the transaction price.

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

For the years ended December 31, 2019, 2018 and 2017, we recognized $0, $0.3 million and $0.3 million, respectively, in target evaluation and selection fees. For the years ended December 31, 2019 and 2018, no revenue was recognized for the performance obligation and $3.0 million in revenue was recognized for the performance obligation for the year ended December 31, 2017. As of December 31, 2017, we had deferred revenue of $0.6 million which was fully recognized upon adoption of Topic 606.

9. Acquired Technologies

Galaxy Biotech, LLC

In December 2011, we entered into an exclusive license agreement with Galaxy Biotech, LLC, or Galaxy, for the development, manufacturing, and commercialization of certain anti-FGFR2b monoclonal antibodies. Under the terms of the agreement, we agreed to pay Galaxy an upfront license payment of $3.0 million. We paid the upfront payment in two equal installments in January 2012 and July 2012. As we had full access to the technology and materials upon execution of the agreement, the lead compound was in an early stage of development, and the underlying technology has no alternative future uses, we recorded the entire upfront payment to research and development expenses in our statement of operations for the year ended December 31, 2011. We are also required to make additional payments based upon the achievement of certain intellectual property, development, regulatory, and commercial milestones, as well as royalties on future net sales of products resulting from development of this purchased technology, if any. In May 2016, we amended the license agreement to revise certain milestone definitions, reduce certain milestone payments and add certain development-related milestone payments that were triggered by dosing of certain patients in the Phase 1 clinical trial of bemarituzumab. We made milestone payments to Galaxy totaling $0, $9.5 million and $0 in 2019, 2018 and 2017, respectively. In May 2017, we further amended the license agreement to align the net sales definition under the agreement to the net sales definition under any sublicense we may grant under the agreement and to amend the termination provisions to allow for a direct license between Galaxy and any sublicensee upon termination of the agreement.

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

We are obligated to pay BioWa-Lonza aggregate milestone payments of up to $24.5 million and $25.4 million, respectively, for development, regulatory and commercialization milestones achieved in our bemarituzumab and FPA150 antibody programs. We are also obligated to pay BioWa-Lonza tiered royalties on net sales up to mid-single digit percentages. We made milestone payments to BioWa-Lonza under both agreements totaling $0, $1.2 million and $0 in 2019, 2018 and 2017, respectively.

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

10. Income Taxes

For the years ended December 31, 2019 and 2018, we did not record any income tax expense as compared to an income tax expense of $1.7 million for the year ended December 31, 2017.

For the year ended December 31, 2017, the income tax expense related to deficiency interest was based on the Internal Revenue Service reducing our tentative net operating loss carryback refund claim filed in March 2017.

The components of our income tax expense (benefit) were as follows:

	Year Ended December 31,
	2019	2018	2017
Current tax expense
Federal	$—	$—	$1,703
State	—	—	1
Total current expense	—	—	1,704

Deferred tax expense
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—

Total tax expense	$—	$—	$1,704

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax	$(28,812)	$(29,495)	$(51,981)
State statutory income tax	1	1	1
Stock compensation	4,055	3,698	(4,847)
Nontaxable equity premiums	(20)	(85)	(168)
Change in valuation allowance	32,540	38,953	41,633
Remeasurement of deferred taxes	—	—	27,122
Research and orphan drug credits	(8,015)	(13,192)	(11,029)
Interest charge, net of federal benefit	—	—	1,107
Other permanent items	251	120	(134)
Income tax expense	$—	$—	$1,704

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Although the Tax Act generally became effective on January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date of December 22, 2017. Because of the impacts of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As a result, as of December 31, 2017, we performed a provisional estimate of the effect of the Tax Act in the financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act. No material adjustments were noted from the completion of the analysis as of December 31, 2018. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing our deferred tax assets by $27.1 million with a corresponding reduction in our valuation allowance, which had no effect on our effective tax rate.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets consist of the following (in thousands):

	As of December 31,
	2019	2018
Net operating loss carryforwards	$85,928	$60,566
Research and orphan drug credits	68,053	58,614
Deferred revenue	1,372	2,410
Stock-based compensation	7,562	7,698
Capitalized license and depreciation basis differences	3,196	3,412
Reserves, accruals and tenant improvement allowances	1,389	5,639
Operating lease liability	10,619	—
Total deferred tax assets	178,119	138,339
Less: valuation allowance	(168,691)	(134,492)
Net deferred tax assets	$9,428	$3,847

Capitalized license and depreciation basis differences	(2,374)	(3,396)
Operating right-of-use asset	(6,621)	—
Prepaid expenses	(433)	(451)
Total deferred tax liabilities	$(9,428)	$(3,847)
Total net deferred tax assets	$—	$—

Based on all available objective evidence, we determined it is more likely than not that we will not fully realize all our net deferred tax assets. The available objective evidence considered was our inability to further recover any taxes previously paid and expectation of future taxable income. Accordingly, we recorded a valuation allowance against all our net deferred tax assets for the years ended December 31, 2019 and 2018. We will continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. Our valuation allowance increased by $34.2 million and $40.2 million  during 2019 and 2018, respectively.

As of December 31, 2019, our total net deferred tax assets, net of gross deferred tax liabilities, were $168.7 million. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to our history of losses, and lack of other positive evidence, we determined that it is more likely than not that our net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance.

The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $375.5 million, which will start to expire beginning in 2024, and state net operating loss carryforwards of approximately $161.9 million, which will start to expire beginning in 2028. In addition, as of December 31, 2019, we had federal research and development and orphan drug credit carryforwards of approximately $61.7 million, which will start to expire in 2026, and state research and development credit carryforwards of approximately $23.5 million, which can be carried forward indefinitely.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and by similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Under the Tax Act, the carry forward period of net operating losses generated from 2018 forward is indefinite. However, the carryforward period for net operating losses generated prior to 2018 remains the same. To date, we have reduced our tax attributes (NOLs and tax credits) by approximately $1.4 million as a result of ownership changes. Any additional ownership change, if identified, may further limit the available tax attributes to offset our future taxable income in future periods.

We had $18.4 million, $16.7 million, and $13.6 million of unrecognized tax benefits as of December 31, 2019, 2018, and 2017, respectively. The unrecognized tax benefits are primarily tax credits for all years and state net operating loss carryover related for certain prior years. For the years ended December 31, 2019 and 2018, we recorded no interest or penalties related to income taxes. A reconciliation of our unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

Unrecognized
Income Tax
Benefits
Balance as of December 31, 2016	$9,403
Additions for prior year tax positions	691
Additions for current year tax positions	3,490
Balance as of December 31, 2017	13,584
Additions for prior year tax positions	622
Additions for current year tax positions	2,454
Balance as of December 31, 2018	16,660
Additions for prior year tax positions	11
Additions for current year tax positions	1,722
Balance as of December 31, 2019	$18,393

In the event we are able to recognize these uncertain positions, most of the $18.4 million of the unrecognized tax benefits would reduce our effective tax rate. We currently have a full valuation allowance against our deferred tax assets, which would impact the timing of the effective tax rate benefit, should any of these uncertain positions be favorably settled in the future. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 2003 forward remain open to examination due to the carryover of unused net operating losses and tax credits. We have no ongoing tax examinations by tax authorities at this time.

11. Commitments and Contingencies

Operating Leases

We adopted ASU 2016-02, effective January 1, 2019, using the updated modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. We recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2019. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. We elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. We have not reassessed whether any contracts entered into prior to adoption are leases. In addition, we elected the accounting policy of not recording short-term leases with a lease term at the commencement date of twelve months or less on the balance sheet as permitted by the new standard.

When available, we use the rate implicit in the lease to discount lease payments to present value. However, our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We entered into a lease agreement for our corporate office and laboratory facility in December 2016, which we refer to as the facility lease. We moved into our corporate office and laboratory facility in December 2017. The facility lease has an initial term of 10 years, beginning on the rent commencement date, with an option to extend the lease for an additional period of five years. We did not have to pay rent until the rent commencement date of January 1, 2018, and rent was reduced by 50% for the first six months. The facility lease contains scheduled rent increases over the lease term. We received lease incentives from our landlord for a portion of the costs of leasehold improvements we made to the premises. In addition, the facility lease required us to deliver an irrevocable standby letter of credit in an amount of $1.5 million to the landlord for the period commencing on the effective date of the facility lease until at least 60 days after the expiration of the lease, subject to 50% reduction on January 1, 2023 if certain conditions are met. In October 2019, we commenced a corporate restructuring to extend our cash runway and ensure long-term sustainability. As part of the restructuring, we are initiating activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities.

In July 2018, we entered into a lease agreement for the installation, operational qualifications and performance qualifications of four sequencing instruments to support our bemarituzumab program, which we refer to as the instruments lease. The instruments lease has two 3-year terms based on delivery dates for the first three instruments in July 2018 and the fourth instrument in February 2019. The lease contains consistent rent payments over the terms of the lease.

We have evaluated our leases and determined that, effective upon the adoption of ASU 2016-02, they were all operating leases. The classification of our leases is consistent with our determination under the previous accounting standard. The balance sheet classification of our lease assets and liabilities is presented on our balance sheet. We recognize operating lease cost as a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. Variable lease payments that are not included in the lease liability are recognized on the statement of operations in the period in which the obligation for those payments is incurred. For the year ended December 31, 2019, we recognized operating lease cost of $6.1 million and variable lease cost of $1.8 million. Cash paid for amounts included in the measurement of operating lease liabilities was $6.7 million for the year ended December 31, 2019.

The weighted-average discount rate of our operating leases is 7%, and the weighted-average remaining lease term of our operating leases is eight years as of December 31, 2019.

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease labilities recorded on the balance sheet.

Operating Leases
2020	$7,589
2021	7,723
2022	7,799
2023	8,064
2024	8,341
2025 and beyond	26,825
Total minimum lease payments	$66,341
Less: amount of lease payments representing interest	(16,729)
Present value of future minimum lease payments	$49,612
Less: operating lease obligations, current portion	(4,080)
Operating lease obligations, long-term portion	$45,532

Indemnifications

As permitted under Delaware law and in accordance with our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited. However, we currently hold director and officer liability insurance, which limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period presented.

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

12. Restructuring and Other Charges

In January 2019, we implemented a corporate restructuring, or the January restructuring, to focus our resources on clinical development and late-stage research programs. Pursuant to the January restructuring, 41 employee positions were eliminated, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing. Restructuring charges related to the January 2019 restructuring were incurred primarily during the first quarter of 2019 and amounted to approximately $1.8 million for severance and other benefit costs related to the restructuring.

On October 10, 2019, we announced another corporate restructuring, or the October restructuring, to extend our cash runway and ensure long-term sustainability. As part of the October restructuring, we are reducing our workforce by approximately 70 positions across all functions through the second quarter of 2020. In addition, we are initiating activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities. We expect the October restructuring to be completed by the end of 2020. During the year ended December 31, 2019, we incurred approximately $2.7 million for severance, other termination costs and employee retention costs related to the October restructuring.

Asset Impairment Charge

In conjunction with the restructuring activities undertaken in 2019, we evaluated our laboratory equipment and determined that the carrying value of $5.9 million is no longer recoverable and its estimated fair value is $3.9 million. Thus, an impairment loss of $2.0 million is recognized in our research and development costs in operating expenses within our statement of operations.

The following table summarizes management’s estimates of costs that are expected to be incurred that are probable and can be estimated as of December 31, 2019 and the actual costs incurred for the year ended December 31, 2019:

	2019 Restructuring Plan
	Total Estimated	Total Restructuring Cost Incurred
	Restructuring	For Year Ended
	Costs	December 31, 2019
	in thousands
Employee retention, severance and termination benefits	$6,834	$4,528
Asset impairments and other costs	2,087	2,087
	$8,921	$6,615

The following table presents the components of restructuring and other related costs for the year ended December 31, 2019 and where they are recognized under operating expenses:

	Employees' Retention, Severance, & Termination Benefits	Asset Impairments and Other Costs	Total Restructuring Cost
	in thousands

Research and development	$4,126	$2,087	$6,213
General and administrative	402	—	402
Total	$4,528	$2,087	$6,615

The following table presents the activity in the accrued personnel-related expense liability associated with the restructurings for the year ended December 31, 2019:

2019 Restructuring Plan
Total Severance and
Retention Costs
in thousands

Accrued balance as of January 1, 2019	$—
Charges	4,528
Cash payments	(3,346)
Accrued balance as of December 31, 2019	$1,182

13. Subsequent Events

On January 15, 2020, the compensation and management development committee of our Board, or the compensation committee, approved the grant of a retention bonus to each of David Smith, Executive Vice President and Chief Financial Officer, Francis Sarena, Chief Strategy Officer and Secretary, and Helen Collins, M.D., Executive Vice President and Chief Medical Officer, each an executive. Each executive will be entitled to receive a retention bonus on December 31, 2020 equal to such executive’s bonus target for the 2020 calendar year, as set forth in the company’s annual bonus plan, effective January 1, 2018, or the bonus plan, subject to such executive’s continued employment in good standing with the company through December 31, 2020 and our achievement of at least one prespecified business development-related performance trigger on or prior to December 31, 2020. The retention bonus will be in addition to any bonus such executive may earn with respect to 2020 performance under the bonus plan. The grants of the retention bonuses to each executive were approved in January 2020. As such, we will analyze the probability of achieving the performance triggers in the first quarter of 2020 and will then determine if an accrual is necessary. In addition, if an executive’s employment is involuntarily terminated before December 31, 2020, the company will pay to such executive, in addition to any other benefits to which such executive is entitled, an amount equal to the executive’s bonus target for the 2020 calendar year, subject to such executive’s execution of a general release of claims in favor of the company.

In February 2020, we entered into a global license agreement with Seattle Genetics, Inc. to develop and commercialize novel antibody-drug conjugate, or ADC, therapies using monoclonal antibodies directed to a single target that we developed. Under the agreement, we will receive a $5 million upfront payment and are eligible to receive progress-dependent development and regulatory milestone payments as well as cumulative commercial milestone payments. Cumulative milestones may reach up to $295 million for the first ADC product that is developed and commercialized. The agreement was fully executed in February 2020.

On February 24, 2020, the compensation committee approved the grant to each executive of (i) 15,000 shares of restricted common stock of the company and (ii) an option to purchase 90,000 shares of the company’s common stock, in each case pursuant to our 2013 Omnibus Incentive Plan. The shares subject to each executive’s restricted stock award will vest with respect to 1/3 of the shares subject to such award on each of February 24, 2021; February 24, 2022; and February 24, 2023, in each case, subject to such executive’s continued service with the company on the applicable vest date. The shares subject to such executive’s option award will vest with respect to (i) 25% of the shares subject to such option award on February 24, 2021; and (ii) 1/48 of the shares subject to such retention option award monthly commencing on March 24, 2021, in each case, subject to such executive’s continued service with the company on the applicable vest date.

14. Selected Quarterly Financial Information (Unaudited)

The following amounts are in thousands, except per share amounts:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2019	2019	2019	2019
	(Unaudited)
Revenue	$5,347	$3,333	$2,984	$3,210
Net loss	(35,385)	(34,391)	(36,069)	(31,357)
Basic and diluted net loss per share	(1.02)	(0.99)	(1.03)	(0.90)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Quarterly Results of Operations	2018	2018	2018	2018
	(Unaudited)

Revenue	$32,486	$7,580	$5,771	$4,031
Net loss	(20,390)	(34,060)	(47,244)	(38,753)
Basic and diluted net loss per share	(0.63)	(0.99)	(1.37)	(1.12)

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted net loss per share amounts.