Form 10-Q
period 2020-03-31
FIVE PRIME THERAPEUTICS, INC.
filed 2020-05-07
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

or

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

As of May 5, 2020, the number of outstanding shares of the registrant’s common stock was 36,635,444.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q, or this report, contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•

the impact of the COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments and/or royalties, and the timing of such payments;
•	our or our partners’ ability to timely advance drug candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the extent of protein overexpression or gene amplification in certain patient populations;
•	the timing or likelihood of regulatory filings and approvals for products we or our partners develop;
•	the ability to negotiate adequate pricing, coverage and adequate reimbursement for our drug candidates with third parties and government authorities;
•	developments relating to our competitors and our industry;
•	our expectations regarding licensing, acquisitions and strategic operations; and
•	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$67,692	$55,800
Marketable securities	73,436	100,580
Receivables from collaborative partners	2,166	4,097
Assets held for sale	3,155	—
Prepaid and other current assets	3,840	6,243
Total current assets	150,289	166,720
Restricted cash	1,543	1,543
Property and equipment, net	18,276	22,534
Operating lease, right-of-use assets	30,303	30,934
Other long-term assets	2,560	2,411
Total assets	$202,971	$224,142

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$767	$1,184
Accrued personnel-related expenses	4,126	6,805
Other accrued liabilities	9,980	9,659
Operating lease obligations, current portion	4,218	4,080
Deferred revenue, current portion	119	1,296
Total current liabilities	19,210	23,024
Deferred revenue, long-term portion	4,810	5,113
Operating lease obligations, long-term portion	44,408	45,532
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,617,663 issued and 35,324,056 outstanding at March 31, 2020; 36,280,368 issued and 35,219,791 outstanding at December 31, 2019.	35	35
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	586,448	582,243
Accumulated other comprehensive income	59	78
Accumulated deficit	(451,999)	(431,883)
Total stockholders' equity	134,543	150,473
Total liabilities and stockholders' equity	$202,971	$224,142

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Operations

(In thousands, except per share amounts)

 (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Collaboration revenue	$3,414	$5,347
License revenue	5,000	—
Total revenue	8,414	5,347
Operating expenses:
Research and development	18,556	31,753
General and administrative	10,491	10,510
Total operating expenses	29,047	42,263
Loss from operations	(20,633)	(36,916)
Interest income	517	1,533
Other expense, net	—	(2)
Loss before income tax	(20,116)	(35,385)
Income tax provision	—	—
Net loss	$(20,116)	$(35,385)
Basic and diluted net loss per common share	$(0.57)	$(1.02)
Weighted-average shares used to compute basic and diluted net loss per common share	35,263	34,794

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Comprehensive Loss

(In thousands)

 (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(20,116)	$(35,385)
Other comprehensive gain:
Unrealized (loss) gain on marketable securities	(19)	148
Comprehensive loss	$(20,135)	$(35,237)

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

 (Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	35,219,791	$35	$582,243	$78	$(431,883)	$150,473
Issuance of common stock under equity incentive plans	169,324	—	—	—	—	—
Repurchase of shares to satisfy tax withholding obligations	(65,059)	—	(277)	—	—	(277)
Stock-based compensation expense	—	—	4,482	—	—	4,482
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(20,116)	(20,116)
Balances at March 31, 2020	35,324,056	$35	$586,448	$59	$(451,999)	$134,543

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	34,745,721	$34	$559,892	$(106)	$(294,681)	$265,139
Issuance of common stock under equity incentive plans	150,666	—	222	—	—	222
Repurchase of shares to satisfy tax withholding obligations	(57,703)	—	(670)	—	—	(670)
Stock-based compensation expense	—	—	4,872	—	—	4,872
Other comprehensive gain	—	—	—	148	—	148
Net loss	—	—	—	—	(35,385)	(35,385)
Balances at March 31, 2019	34,838,684	$34	$564,316	$42	$(330,066)	$234,326

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Cash Flows

(In thousands)

 (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(20,116)	$(35,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,292	1,331
Impairment of fixed assets	(190)	—
Stock-based compensation expense	4,482	4,872
Amortization of discounts and premiums on marketable securities	(145)	(778)
Non-cash operating lease expense	631	563
Changes in operating assets and liabilities:
Receivables from collaborative partners	1,931	1,733
Prepaid, other current assets and other long-term assets	2,254	2,421
Accounts payable	(388)	3,180
Accrued personnel-related expenses	(2,679)	(3,918)
Deferred revenue	(1,480)	(3,129)
Other accrued liabilities, and other long-term liabilities	322	(3,349)
Operating lease liabilities	(986)	(217)
Net cash used in operating activities	(15,072)	(32,676)
Investing activities
Purchases of marketable securities	(25,335)	(59,714)
Maturities of marketable securities	52,605	79,500
Purchases of property and equipment	(29)	(983)
Net cash provided by investing activities	27,241	18,803
Financing activities
Proceeds from issuance of common stock under equity incentive plans	—	222
Repurchase of shares to satisfy tax withholding obligations	(277)	(670)
Net cash used in financing activities	(277)	(448)

Net increase (decrease) in cash and cash equivalents and restricted cash	11,892	(14,321)
Cash, cash equivalents and restricted cash at beginning of period	57,343	45,496
Cash, cash equivalents and restricted cash at end of period	$69,235	$31,175

Supplemental disclosure
Property and equipment purchases included in accrued liabilities	$—	$492

Supplemental cash flow information
Cash and cash equivalents at beginning of period	$55,800	$43,953
Restricted cash at beginning of period	1,543	1,543
Cash, cash equivalents and restricted cash at beginning of period	$57,343	$45,496

Cash and cash equivalents at end of period	$67,692	$29,632
Restricted cash at end of period	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	$69,235	$31,175

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

March 31, 2020

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the company) is a clinical-stage biotechnology company focused on developing immune modulators and precision therapies to improve the lives of patients with solid tumor cancers. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of March 31, 2020 is unaudited. The financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 27, 2020, or our Annual Report.
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

The COVID-19 pandemic may have an impact on the clinical and preclinical development timelines for our clinical and preclinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of March 31, 2020.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	March 31, 2020
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$31,544	$31,544	$—	$—
U.S. Treasury securities	21,044	21,044	—	—
Agency bonds	26,333	26,333	—	—
Corporate bonds	9,606	—	9,606	—
Commercial paper	16,453	—	16,453	—
Certificate of deposit	1,543	—	1,543	—
Total	$106,523	$78,921	$27,602	$—

	December 31, 2019
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$21,706	$21,706	$—	$—
U.S. Treasury securities	35,498	35,498	—	—
Agency bonds	48,834	48,834	—	—
Corporate bonds	1,800	—	1,800	—
Commercial paper	19,195	—	19,195	—
Certificate of deposit	1,543	—	1,543	—
Total	$128,576	$106,038	$22,538	$—

Revenue Recognition

We determine revenue recognition for arrangements within the scope of Financial Accounting Standards Board, or FASB, Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, and those applying Topic 606 by analogy, by performing the following five steps: (i) identifying the contract; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when, or as, the company satisfies a performance obligation.

The terms of our license and collaborative research and development agreements include upfront and license fees, research, development and other funding or reimbursements, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. We record research and development funding payable to us as accounts receivable when our right to consideration is unconditional. The event-based milestone and other contingent payments represent variable consideration, and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainty around occurrence of these events, we determine the milestone and other contingent amounts to be fully constrained until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as the sales occur. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

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

We excluded the following securities from the calculation of basic net loss per share (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Options to purchase common stock	3,804	3,868
Restricted stock awards (RSAs)	1,225	977
	5,029	4,845

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

We recognize other restructuring costs, including lease or other contract termination costs incurred in connection with terminating a contract before the end of its term, when we terminate the contract in accordance with its terms. See Note 7 for additional information regarding charges related to our corporate restructurings.

Accounting Pronouncements Adopted in 2020

In November 2018, FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), or ASU 2018-18, which clarifies when certain transactions between collaborative arrangement participants should be accounted for under Topic 606 and incorporates unit-of-account guidance consistent with Topic 606 to aid in this determination. We adopted ASU 2018-18, effective January 1, 2020, to be applied retrospectively to the date of initial application of Topic 606. The adoption of ASU 2018-18 had no effect on our financial statements and disclosures.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement–Disclosure Framework (Topic 820), or ASU 2018-13. The updated guidance enhances the disclosure requirements on fair value measurements. We adopted ASU 2018-13, effective January 1, 2020. The adoption of ASU 2018-13 had no effect on our financial statements and disclosures.

In June 2016, FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), or ASU 2016-13. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and requires consideration of a broader range of information to estimate credit losses. We adopted ASU 2016-13, effective January 1, 2020, using a modified retrospective approach, with certain exceptions. The impact of the adoption had no effect on our financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

In April 2015, FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Topic 350), or ASU 2018-15. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to defer and recognize as an asset. We adopted ASU 2018-15, effective January 1, 2020, to be applied prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 had no effect on our financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2019, FASB issued ASU 2019-12, Income Taxes–Simplifying the Accounting for Income Taxes (Topic 740), or ASU 2019-12. The updated guidance simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted. We are currently assessing the timing and impact of adopting the updated provisions.

3.Cash Equivalents and Marketable Securities

The following table summarizes our cash equivalents and marketable securities aggregated by investment category (in thousands):

	March 31, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$31,544	$—	$—	$31,544
U.S. Treasury securities	20,996	48	—	21,044
Agency bonds	26,281	52	—	26,333
Corporate bonds	9,655	—	(49)	9,606
Commercial paper	16,445	8	—	16,453
Total cash equivalents and marketable securities	104,921	108	(49)	104,980
Less: cash equivalents	(31,544)	—	—	(31,544)
Total marketable securities	$73,377	$108	$(49)	$73,436

	December 31, 2019
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$21,706	$—	$—	$21,706
U.S. Treasury securities	35,471	27	—	35,498
Agency bonds	48,790	44	—	48,834
Corporate bonds	1,800	—	—	1,800
Commercial paper	19,188	7	—	19,195
Total cash equivalents and marketable securities	126,955	78	—	127,033
Less: cash equivalents	(26,453)	—	—	(26,453)
Total marketable securities	$100,502	$78	$—	$100,580

The following table summarizes our marketable securities in a continuous unrealized loss position (in thousands):

	March 31, 2020
	Less than 12 months
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Corporate bonds	$9,655	$—	$(49)	$9,606
Total unrealized losses	$9,655	$—	$(49)	$9,606

There were no marketable securities in a continuous unrealized loss position as of December 31, 2019.

As of March 31, 2020, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$73,377	$73,436
Total marketable securities	$73,377	$73,436

As of March 31, 2020, a total of four individual corporate bonds had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary in nature. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at March 31, 2020. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. There were no sales of available-for-sale securities in any of the periods presented. As such, no allowance for credit losses was necessary.

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.
4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2019	3,314,722	$20.50
Options granted	1,254,325	5.07
Options exercised	—	—
Options forfeited	(85,874)	14.48
Options expired	(441)	5.06
Balance at March 31, 2020	4,482,732	16.30	6.73
Options exercisable at March 31, 2020	2,556,371	22.03	4.94

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

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2019	1,060,577	$11.24
RSAs granted	513,950	5.20
RSAs vested	(169,324)	20.89
RSAs forfeited	(111,596)	14.38
Unvested balance at March 31, 2020	1,293,607	7.31

As of March 31, 2020, there were 2,823,835 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$953	$1,762
General and administrative	3,529	3,110
Total	$4,482	$4,872

We estimated the fair value of stock options using the Black-Scholes option pricing model based on the date of grant of the applicable stock option with the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Expected term (years)	5.0-6.3	6.0-6.3
Expected volatility	68.9%	67.7%
Risk-free interest rate	1.2%-1.3%	2.5%
Expected dividend yield	0%	0%

As of March 31, 2020, we had $9.4 million of total unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.8 years. Additionally, we had $5.3 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 2.0 years.

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

The exchange of stock options was treated as a modification for accounting purposes. We are recognizing the unamortized incremental expense remaining on the new options of $0.1 million as of March 31, 2020 using the Black-Scholes option pricing model over the new service period that began on the modification date of July 29, 2019. We are recognizing the unamortized expense remaining on the tendered options of $0.8 million as of March 31, 2020 over the remainder of the original requisite service period.

5.License and Collaboration Arrangements

The following tables present changes during the three months ended March 31, 2020 in the balances of our contract assets, including receivables from collaboration partners and contract liabilities including deferred revenue (in thousands):

Contract Assets
Balance at December 31, 2019	$4,097
Additions	1,934
Deductions	(3,865)
Balance at March 31, 2020	$2,166

Contract Liabilities
Balance at December 31, 2019	$6,409
Additions for advance billings	274
Deductions for performance obligations satisfied in current period	(1,924)
Additions for updates to the measure of progress from prior periods	170
Balance at March 31, 2020	$4,929

Bristol-Myers Squibb Company

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with Bristol-Myers Squibb Company, or BMS.

We identified one performance obligation under the immuno-oncology research collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s option to select additional collaboration targets is not priced at a discount and therefore does not represent one or more performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained since it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. For the three months ended March 31, 2020, no milestone payments were triggered under the immuno-oncology research collaboration. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended March 31, 2020, no adjustments were made to the transaction price.

Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. As the performance obligation was fully satisfied through March 31, 2019, the transaction price of $36.1 million was fully recognized as collaboration revenue. Revenue recognized from the performance obligation was $0 and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

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

Under the original collaboration agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo®. The transaction price consists of the $30.0 million non-refundable upfront fee under the original collaboration agreement. We will re-evaluate the transaction price at each reporting period. For the three months ended March 31, 2020, no adjustments were made to the transaction price.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our clinical research organization, or CRO, as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. We recognized $0.7 million and $1.9 million of the transaction price as revenue for the three months ended March 31, 2020 and 2019, respectively. Total revenue recognized for reimbursements for the three months ended March 31, 2020 and 2019 was $1.5 million and $1.4 million, respectively. Through March 31, 2020, we recognized $29.9 million of the transaction price as collaboration revenue under the original collaboration agreement. The remaining transaction price of $0.1 million is recorded as deferred revenue as of March 31, 2020 and will be recognized as revenue under the input method over the estimated performance period.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) the license grant to BMS and (2) the transfer of licensed know-how to BMS. The transaction price consisted of the $350.0 million non-refundable up-front fee. As the performance obligations were fully satisfied in 2015, the transaction price of $350.0 million was fully recognized as revenue concurrent with the transfer of the license and know-how in prior years. We concluded that the transaction price should not yet include milestone payments that may become due, as they are fully constrained. For the three months ended March 31, 2020, no milestone payments were triggered under the cabiralizumab collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended March 31, 2020, no adjustments were made to the transaction price.

Zai Lab (Shanghai) Co., Ltd.

In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

We identified the following performance obligations: (1) the license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the license grant, and (2) the development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. The transaction price of $14.7 million consists of the $8.8 million of expected reimbursement from Zai Lab for global development activities, $4.2 million non-refundable upfront fee and $1.7 million clinical development milestone payment. We estimated the $8.8 million of expected reimbursements from Zai Lab based on the probability-weighted amounts of a range of possible consideration amounts. We have not included the regulatory milestone payments in the transaction price, as all such milestone amounts are fully constrained. For the three months ended March 31, 2020, no milestone payments were triggered under the China collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three months ended March 31, 2020, no adjustments were made to the transaction price.

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

For the three months ended March 31, 2020 and 2019, revenue recognized for the license grant performance obligation was $0.6 million and $0.1 million, respectively. Total revenue recognized for the companion diagnostics development performance obligation was $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. Of the remaining transaction price of $11.1 million, we recorded $4.8 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $6.3 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

Seattle Genetics, Inc.

In February 2020, we entered into a global license agreement, or the Seattle Genetics license agreement, with Seattle Genetics, Inc., or Seattle Genetics, pursuant to which we granted Seattle Genetics an exclusive worldwide license to a family of monoclonal antibodies that are directed to a single target and Seattle Genetics will be responsible for research, development, manufacturing and commercialization of novel antibody-drug conjugate products based on these antibodies.

Pursuant to the Seattle Genetics license agreement, Seattle Genetics paid us an upfront fee of $5.0 million. Additionally, we are eligible to receive up to (i) $132.0 million in specified developmental and regulatory milestone payments for the first achievement by the first licensed product, (ii) $68.0 million in specified developmental and regulatory milestone payments for the first achievement by the second licensed product, and (iii) $19.0 million in specified developmental and regulatory milestone payments for each achievement by a subsequent licensed product. We are also eligible to receive up to $162.5 million in sales-based contingent payments per licensed product. Seattle Genetics will also be obligated pay us an additional mid-single-digit percentage royalty on net sales of each licensed product in a region until the latest of: (i) 11 years after the first commercial sale of such licensed product in such region; (ii) the expiration of certain patents covering such licensed product in such region; and (iii) the date on which any applicable regulatory exclusivities with respect to such licensed product expires in such region. We are also eligible to receive annual maintenance fees of $0.2 million.

Unless earlier terminated by either party, the Seattle Genetics agreement will expire on a licensed product-by-licensed product and region-by-region basis upon the expiration of Seattle Genetics’s payment obligations with respect to each licensed product under the agreement. Seattle Genetics may terminate the agreement in its entirety at any time with advance written notice. Either party may terminate the agreement in its entirety with written notice for the other party’s material breach if such party fails to cure the breach. We may terminate the agreement in its entirety with written notice for Seattle Genetics’s material breach of its diligence obligations with respect to development and obtaining regulatory approval, and may terminate the agreement on a region-by-region basis for Seattle Genetics’s breach of its diligence obligations with respect to timely commercialization of a licensed product in a region following regulatory approval. We may terminate the agreement in its entirety if Seattle Genetics or its affiliates or sublicensees commences a legal action challenging the validity, enforceability or scope of any of our patents in the region. Either party also may terminate the agreement in its entirety upon certain insolvency events involving the other party.

Under the Seattle Genetics license agreement, we identified one performance obligation for the license grant. The transaction price consists of the $5.0 million non-refundable upfront fee. As the performance obligation was fully satisfied as of March 31, 2020, the transaction price of $5.0 million was fully recognized. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. For the three months ended March 31, 2020, no milestone payments were triggered under the Seattle Genetics license agreement. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. For the three months ended March 31, 2020, no revenue was recognized for consulting support. We will re-evaluate the transaction price for the Seattle Genetics license agreement in each reporting period as uncertain events are resolved and other changes in circumstances occur.

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

We entered into a lease agreement for our corporate office and laboratory facility in December 2016, which we refer to as the facility lease. We moved into our new corporate office and laboratory facility in December 2017. The facility lease has an initial term of 10 years, beginning on the rent commencement date, with an option to extend the lease for an additional period of five years. We did not have to pay rent until the rent commencement date of January 1, 2018, and rent was reduced by 50% for the first six months. The facility lease contains scheduled rent increases over the lease term. We received lease incentives from our landlord for a portion of the costs of leasehold improvements we made to the premises. In addition, the facility lease required us to deliver an irrevocable standby letter of credit in an amount of $1.5 million to the landlord for the period commencing on the effective date of the facility lease until at least 60 days after the expiration of the lease, subject to 50% reduction on January 1, 2023 if certain conditions are met. In October 2019, we commenced a corporate restructuring to extend our cash runway and ensure long-term sustainability. As part of the restructuring, we are engaged in activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities.

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

We have evaluated our leases and determined that, effective upon the adoption of ASU 2016-02, they were all operating leases. The classification of our leases is consistent with our determination under the previous accounting standard. The balance sheet classification of our lease assets and liabilities is presented on our balance sheet. We recognize operating lease cost as a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. Variable lease payments that are not included in the lease liability are recognized on the statement of operations in the period in which the obligation for those payments is incurred. For the three months ended March 31, 2020 and 2019, we recognized operating lease cost of $1.5 million and $1.5 million, respectively, and variable lease cost of $0.5 million and $0.4 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.9 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

The weighted-average discount rate of our operating leases is 7%, and the weighted-average remaining lease term of our operating leases is eight years as of March 31, 2020.

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease labilities recorded on the balance sheet (in thousands):

Operating Leases
Remainder of 2020	$5,723
Years ending December 31,
2021	7,705
2022	7,793
2023	8,064
2024	8,341
2025 and beyond	26,825
Total minimum lease payments	$64,451
Less: amount of lease payments representing interest	(15,825)
Present value of future minimum lease payments	$48,626
Less: operating lease obligations, current portion	(4,218)
Operating lease obligations, long-term portion	$44,408

7. Restructuring and other charges

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

On October 10, 2019, we announced a second corporate restructuring, or the October restructuring, to extend our cash runway and ensure long-term sustainability. As part of the October restructuring, we are reducing our workforce by 63 positions across all functions through the second quarter of 2020. In addition, we are engaged in activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities. We expect the October restructuring to be completed by the end of 2020. As of March 31, 2020, we incurred approximately $3.9 million for severance, other termination costs and employee retention costs related to the October restructuring.

Asset Impairment Charge

In conjunction with our corporate restructurings, we evaluated our laboratory equipment and determined that the carrying value was no longer recoverable. An impairment loss of $1.9 million was recorded in our research and development costs within our statement of operations, primarily during the fourth quarter of 2019.

The following table summarizes management’s estimates of costs that are expected to be incurred that are probable and can be estimated as of March 31, 2020 and the actual costs incurred to date through the three months ended March 31, 2020 (in thousands):

	Total Estimated Restructuring	Total Restructuring Cost Incurred
	Costs	To Date
Employee retention, severance and termination benefits	$7,480	$5,722
Asset impairments and other costs	1,897	1,897
	$9,377	$7,619

The following table presents the components of restructuring and other related costs for the three months ended March 31, 2020 and their location within our income statement (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Research and development	$981	$1,893
General and administrative	23	—
Total	$1,004	$1,893

The following table presents the activity in the accrued personnel-related expense liability associated with the restructurings for the three months ended March 31, 2020 (in thousands):

Total Severance and
Retention Costs
Accrued balance as of December 31, 2019	$1,182
Charges	1,194
Cash payments	(464)
Accrued balance as of March 31, 2020	$1,912

7.Subsequent Events

As part of our October restructuring, we have reduced our focus on research activities and, as such, sold the majority of the lab equipment we owned through an auction conducted by a third-party vendor in April 2020. Actual proceeds have not yet been received. We expect to record a gain against our research and development costs in operating expenses within our statement of operations in the second quarter of 2020.

In 2019, we announced that we planned to conduct an early futility analysis in our global double-blind trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial, after the occurrence of a pre-specified number of events in the trial. The outcome of the futility analysis would lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as a Phase 3 trial as originally designed, stop the trial or amend the trial. However, even if we passed the futility analysis, given the significant cost of running the FIGHT trial as a Phase 3 trial and our current resources and priorities, our ability to restart and continue the FIGHT trial as originally designed would depend on our ability to secure a partner that would pay for all or substantially all of any future development and commercialization expenses for our bemarituzumab program. Based on feedback we have received from potential partners, we believe that it will be difficult to secure a partner for our bemarituzumab program on reasonable terms or at all without data showing the safety and efficacy of the combination of bemarituzumab and mFOLFOX6 in previously untreated patients with advanced gastric or GEJ cancer that overexpresses FGFR2b. Accordingly, we are beginning the process of amending the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. We expect the FIGHT study as a Phase 2 trial to have a sufficient number of progression-free survival (PFS) and overall survival (OS) events to generate clinically meaningful data by the end of 2020 or early 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our audited financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on February 27, 2020, or our Annual Report.

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
•

BMS-986258 is an anti-T cell immunoglobulin and mucin domain-3, or TIM-3, antibody that our partner, Bristol-Myers Squibb Company, or BMS, is studying in a clinical trial in combination with Opdivo® (nivolumab) in patients with advanced malignant tumors.

Our product candidates are typically only-in-class, first-in-class or meaningfully differentiated from other in-class therapeutics. We generally look for single-agent activity or clear activity in, for example, tumor types that are rarely sensitive to checkpoint inhibitors.

Historically, we leveraged our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believed could be useful in oncology, and we generated and preclinically tested therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identified and validated. In October 2019, we began a corporate restructuring pursuant to which we eliminated our in-house target discovery and validation and protein therapeutic generation and engineering capabilities by the first quarter of 2020. We currently have three late-stage research programs that arose from our work with our discovery capabilities. We plan to advance lead therapeutic antibodies for one of these programs into IND-enabling studies in 2020. Due to our significantly reduced scope of in-house research and preclinical capabilities following our October 2019 restructuring, we expect to advance each of our late-stage research programs through preclinical development relying mostly on out-sourced and contracted capabilities. In addition, as part of our corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development expenses related to our three late-stage research programs and our clinical product candidates and other expenses related to our ongoing operations. We expect that, if we do not partner our programs, our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since inception of operations in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from Human Genome Sciences, Inc. from a license and collaboration agreement for FP-1039, a product candidate we were developing at the time. For the three months ended March 31, 2020 and 2019, we reported a net loss of $20.1 million and $35.4 million, respectively.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements included in this Quarterly Report which we prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

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

** Partnered with BMS – see “Part I—Item 1. Collaborations” of our Annual Report for a description of our collaboration agreement with BMS.

‡ We are beginning the process of amending the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. For additional information, see the description of our bemarituzumab program below.

† Development is being conducted exclusively by BMS.

†† Development is being conducted exclusively by Seattle Genetics.

Bemarituzumab (FPA144)

We are currently dosing patients in a global double-blind clinical trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial. We are conducting the trial in China in collaboration with Zai Lab. We paused enrollment in the FIGHT trial in the fourth quarter of 2019, except for sites in Japan where we plan to enroll up to six patients while the remainder of the FIGHT trial remains closed for enrollment.

We are identifying patients for inclusion in the FIGHT trial using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a ctDNA blood-based test, which allows us to detect FGFR2 gene amplification from DNA shed by tumor cells in blood plasma. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. We designed the FIGHT trial to enroll patients that test positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test. We believe that patients with tumors that meet the criteria in any of these subgroups may benefit from the addition of bemarituzumab to front-line chemotherapy.

Initially, we expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened in the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we developed to identify patients eligible for enrollment in the trial. We also expected that the majority of patients that test positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA.

As of the time we paused enrollment in the trial, approximately 30% of the patients that we pre-screened for possible enrollment in the trial tested positive for FGFR2b overexpression, as measured by the IHC test alone. This was significantly higher than we expected at the time we started the trial. In addition, contrary to our initial expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may enroll a greater proportion of patients whose tumors overexpress FGFR2b due to a reason other than FGFR2 gene amplification. We believe all patients enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, as bemarituzumab targets FGFR2b that is overexpressed on the cell surface regardless of the cause of overexpression. However, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. This represents an additional unknown because we have limited clinical data from patients who overexpress FGFR2b in the absence of FGFR2 gene amplification, and these patients represent the vast majority of the patients we have enrolled. These patients may be less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, which increases the risk that we would not achieve the overall survival primary endpoint of the FIGHT trial with statistical significance and increases the risk that the FIGHT trial would not enable registration of bemarituzumab in combination with mFOLFOX6 as front-line treatment for patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

Accordingly, we had planned to conduct an early futility analysis in mid-2020 after the occurrence of a pre-specified number of events in the trial to ensure that the FIGHT trial is adequately powered for a Phase 3 trial to detect an overall survival benefit at full enrollment in previously untreated, advanced gastric and GEJ cancer patients whose tumors test positive for FGFR2b overexpression. The outcome of the futility analysis would lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as a Phase 3 trial as originally designed, stop the trial or amend the trial.

However, even if we passed the futility analysis, given the significant cost of running the FIGHT trial as a Phase 3 trial and our current resources and priorities, our ability to restart and continue the FIGHT trial as originally designed would depend on our ability to secure a partner that would pay for all or substantially all of any future development and commercialization expenses for our bemarituzumab program. Based on feedback we have received from potential partners, we believe that it will be difficult to secure a partner for our bemarituzumab program on reasonable terms or at all without data showing the safety and efficacy of the combination of bemarituzumab and mFOLFOX6 in previously untreated patients with advanced gastric or GEJ cancer that overexpresses FGFR2b. Accordingly, we are beginning the process of amending the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. We expect the FIGHT study as a Phase 2 trial to have a sufficient number of progression-free survival (PFS) and overall survival (OS) events to generate clinically meaningful data by the end of 2020 or early 2021.

FPA150

We are in the process of completing a Phase 1a/1b clinical trial in which we were evaluating the safety, tolerability and preliminary efficacy of FPA150 as a potential therapy in patients with a variety of cancers. We continue to dose the remaining patients in the Phase 1b expansion portion of the trial testing FPA150 as a monotherapy in HR+/HER2- and triple-negative breast cancer, ovarian cancer and endometrial cancer patients whose tumors overexpress B7-H4 and FPA150 in combination with Keytruda® (pembrolizumab) in patients with advanced ovarian cancer that overexpresses B7-H4 who have not received prior therapy with an anti-PD1 or PD-L1-directed agent.

Based on the efficacy data that we have observed in our Phase 1a/1b clinical trial, we do not currently plan to advance the development of FPA150 as a monotherapy. In addition, although we continue to evaluate FPA150 in combination with Keytruda in a Phase 1b cohort of patients with ovarian cancer that overexpresses B7-H4, given the costs of advancing this combination through clinical development and our current resources and priorities, we do not plan to advance the clinical development of the combination independently. Because of the lack of observed off-target toxicity in our clinical trial and the extent of overexpression of B7-H4 in several tumors, we believe that developing our B7-H4 antibodies in other formats, including in a re-directed T-cell bi-specific format or as a chimeric antigen receptor (CAR) T-cell therapy, may benefit patients. We plan to evaluate business development opportunities that would allow us to advance the clinical development of FPA150 or our other B7-H4 antibodies in combination with a PD-L1 antibody or in other formats.

FPT155

We are conducting a Phase 1a/1b clinical trial of FPT155 in patients with solid tumors. We are currently in the Phase 1a dose escalation and exploration portion of the trial. As of April 2020, we had tested FPT155 in ten dose escalation cohorts (up to 280 mg flat dosing every three weeks) without any observed dose-limiting toxicities and are currently treating patients in the eleventh dose cohort at the 560 mg dose level. We have not observed any evidence of cytokine-release syndrome in patients enrolled in the trial. We have observed pharmacodynamic biomarker data in the Phase 1a dose escalation portion of the trial that show expansion of central memory T cells in the blood, which is consistent with the predicted mechanism of action of FPT155 that has been observed in preclinical studies.

As part of the Phase 1a portion of the trial, we are also testing FPT155 as monotherapy in an exploratory cohort at dose levels at which we have not observed any dose-limiting toxicities and at which we have observed efficacy in preclinical models, with the objective of gaining additional data on safety, pharmacokinetics and potential preliminary single-agent clinical activity of FPT155. In the Phase 1b expansion portion of the trial, we plan to evaluate FPT155 in patients with tumors likely to have T cell infiltration, which are commonly referred to as “warm” or “hot” tumors.

While enrollment in the Phase 1a portion of the trial is currently progressing in accordance with our timelines, the COVID-19 pandemic has impacted certain sites participating in our clinical trial and those sites’ ability to enroll new patients in the trial. As such, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of the trial if the COVID-19 pandemic continues to adversely impact these sites’ ability to enroll new patients, which may affect our ability to conduct and complete the trial in accordance with our timelines.

Although we anticipate single-agent activity of FPT155, the early pharmacodynamic and safety data we have observed in the trial and preclinical data suggest that the combination of FPT155 and an anti-PD-1 therapy will be synergistic. Accordingly, we are adding a dose escalation cohort to the Phase 1a portion of the trial to evaluate the combination of FPT155 and pembrolizumab in patients with PD-1 treated non-small cell lung cancer, which we plan to follow with an expansion cohort evaluating a selected dose of FPT155 in combination with pembrolizumab in the same patient population. We expect to begin enrolling patients in this cohort in the third quarter of 2020.

In March 2020, the U.S. Food and Drug Administration, or FDA, cleared our investigational new drug application for FPT155, which will enable us to begin enrollment in the United States.

BMS-986258

BMS is conducting a Phase 1/2 clinical trial of BMS-986258 in combination with Opdivo and in combination with Halozyme Therapeutics, Inc.’s rHuPH20 in patients with advanced malignant tumors (NCT03446040). In light of the COVID-19 pandemic, we are withdrawing our guidance that this trial may advance from Phase 1 to Phase 2 in 2020.

COVID-19 Business Update

In response to the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we implemented business continuity plans designed to address and mitigate the impact of the pandemic on our employees and our business. While we are not experiencing any material financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the effects of the COVID-19 pandemic as we evolve our business continuity plans and response strategy. In March 2020, our entire workforce, other than those whose job responsibilities require them to be physically present at our offices, transitioned to working remotely. To date, our remote working arrangements have not significantly impacted our ability to maintain our business operations.

Clinical Development and Preclinical Activities

We continue to support our active clinical sites and provide investigational drug supply for patients enrolled in our ongoing clinical trials. In response to the COVID-19 pandemic, we and our contract research organizations, or CROs, have taken measures to implement remote and virtual approaches, including remote patient monitoring, where appropriate and possible, to maintain patient safety and trial continuity and to preserve the integrity of our clinical trials. As disclosed elsewhere in this Quarterly Report, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of our clinical trial evaluating FPT155 if the COVID-19 pandemic continues to adversely affect certain clinical trial sites’ ability to enroll new patients, and we may experience similar delays in enrollment in future clinical trials if the pandemic continues to affect sites in countries in which we conduct those clinical trials. The COVID-19 pandemic may also negatively impact our and our CROs’ ability to report clinical trial results or interact with ethics committees or other regulatory authorities due to limitations in employee resources or otherwise.

We rely on CROs to perform most of the activities related to the conduct of our clinical trials, and as a result of our October 2019 restructuring, we expect to advance our late-stage research programs through preclinical development relying mostly on out-sourced and contracted capabilities. The impact of the COVID-19 pandemic increases the risk that the CROs or other service providers we engage will not be able to perform their contractual obligations relating to our clinical trials or preclinical studies in a timely or satisfactory manner. For example, resource limitations and social distancing requirements may affect the ability of our service providers to timely perform preclinical studies of our product candidates, which would delay our timelines and our potential clinical development of those product candidates.

If the COVID-19 pandemic persists for an extended period of time, we could experience significant disruptions to and delays in our clinical development and preclinical activities, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain

We are working closely with our contract manufacturing organizations, or CMOs, and other suppliers to manage our supply chain activities and mitigate potential disruptions to our drug product supplies as a result of the COVID-19 pandemic. We currently expect to have adequate supply of our product candidates and any third-party drug products that may be used to conduct our current and planned preclinical and clinical activities. However, if the COVID-19 pandemic persists for an extended period of time and impacts these CMOs or other suppliers, or if the pandemic impacts essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates or third-party drug products, which would adversely impact our ability to conduct and complete our preclinical studies and clinical trials in accordance with our timelines or at all.

Other Financial and Corporate Impacts

While we do not anticipate needing to seek additional funding to support our operating plans in the near term, our operating plans may change as a result of factors currently unknown to us, and we may need or desire to seek additional funds sooner than planned through public or private equity or debt financings, collaborations, or strategic alliances and licensing arrangements. The COVID-19 pandemic is rapidly evolving and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, and if we need or desire to access additional capital in the future, we may be unable to do so and our operations may be negatively impacted.

The extent of the impact of the COVID-19 pandemic on our business, including on our clinical and preclinical programs, and the value of and market for our common stock is highly uncertain and will depend on future developments that cannot be predicted with confidence at this time, such as the ultimate duration, spread and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the countries in which we and our collaborators, partners and service providers operate, the effectiveness of actions taken globally to contain and treat the disease, and how quickly and to what extent normal economic and operating conditions resume. For example, if remote working arrangements for our business, or those of our partners or service providers, are extended for longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year. Additionally, the extension of business closures may delay or otherwise negatively impact our ability to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities.

We continue to assess the potential scope of the impact of the COVID-19 pandemic on our business and operations. For additional information on the risks posed to our business by the COVID-19 pandemic, see Part II, Item 1A. Risk Factors of this Quarterly Report.

Financial Overview

Collaboration Revenue and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under agreements with our collaboration partners and licensees. We currently have an active cabiralizumab license and collaboration agreement with BMS, an active collaboration and license agreement with Zai Lab and a license agreement with Seattle Genetics. We completed the research terms of our immuno-oncology research collaboration with BMS in March 2019. In February 2020, we entered into a global license agreement with Seattle Genetics.

Summary of Revenue

The following is a comparison of collaboration revenue and license revenue for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
	2020	2019

China Collaboration - Zai Lab	1.2	0.6
Cabiralizumab Collaboration - BMS	2.2	3.3
Immuno-oncology Research Collaboration - BMS	—	1.4
License Agreement - Seattle Genetics	5.0	—
Total revenue	$8.4	$5.3

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

We have a research and development team that designs, manages and evaluates the results of all our research and development activities. Historically, we conducted most of our core target discovery and early research and preclinical activities internally and relied more heavily on third parties, such as CROs and CMOs, for the execution of our IND-enabling and development activities, such as current Good Laboratory Practices, or GLP, toxicology studies, drug substance and drug product manufacturing, lab-developed test and companion diagnostic development, and the conduct of our clinical trials. In connection with our corporate restructurings, we have eliminated our in-house target discovery and validation and protein therapeutics generation and engineering capabilities. Because we now have a significantly reduced scope of in-house and preclinical capabilities, we expect to advance our three late-stage research programs and any future programs through preclinical development relying mostly on out-sourced and contracted capabilities. In addition, we expect to increasingly rely on third-party service providers with respect to manufacturing, and we may in the foreseeable future outsource all or a portion of our cell line and process development activities that we currently conduct, as well as the manufacturing of quantities of our product candidates for use in preclinical studies.

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

The following is a comparison of our research and development expenses for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
	2020	2019
Development programs:
Cabiralizumab	$1.8	$3.0
Bemarituzumab	6.8	9.4
FPA150	2.6	8.2
FPT155	4.1	3.4
Subtotal development programs	15.3	24.0
Preclinical programs	—	—
Discovery collaborations	—	0.5
Early research and discovery	3.3	7.3
Total research and development expenses	$18.6	$31.8

We expect that most of the research and development expenses we incur will continue to relate to activities to support our clinical development programs and our three late-stage research programs. Our research and development expenses may increase as we advance our current product candidates through clinical development and our three late-stage research programs into preclinical and clinical development and if we add to our development pipeline through strategic or licensing of product candidates from other biotechnology or pharmaceutical companies. In particular, our research and development expenses may increase if we increase the number and size of our clinical trials, including by advancing into registrational trials.

In January 2019, we implemented a corporate restructuring, or the January restructuring, to focus our resources on our clinical development and late-stage research programs. Pursuant to the restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing. Restructuring charges related to the January restructuring were incurred primarily during the first quarter of 2019 and amounted to approximately $1.8 million for severance and other benefit costs related to the restructuring.

On October 10, 2019, we announced a second corporate restructuring, or the October restructuring, to extend our cash runway and ensure long-term sustainability. As part of the October restructuring, we are reducing our workforce by 63 positions across all functions through the second quarter of 2020. In addition, we are engaged in activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities. Furthermore, due to our reduced focus on research activities, we have sold the majority of the lab equipment we owned through an auction conducted by a third-party vendor in April 2020. We expect the October restructuring to be completed by the end of 2020.

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

Other Expense, Net

Other expense, net consists primarily of the gain or loss on the disposal of property and equipment, if any.

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

Results of Operations

Comparison for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(in millions)	2020	2019
Revenue:
Collaboration revenue	$3.4	$5.3
License Revenue	5.0	0.0
Total revenue	8.4	5.3
Operating expenses:
Research and development	18.6	31.8
General and administrative	10.4	10.5
Total operating expenses	29.0	42.3
Interest income	0.5	1.6
Loss before income tax	(20.1)	(35.4)
Net loss	$(20.1)	$(35.4)

Collaboration Revenue and License Revenue

Collaboration revenue and license revenue increased by $3.1 million, or 57%, to $8.4 million for the three months ended March 31, 2020 from $5.3 million for the three months ended March 31, 2019. This increase was due to a $5.0 million increase in license revenue from our license agreement with Seattle Genetics executed in February 2020 and a $0.7 million increase in collaboration revenue from our collaboration with Zai Lab. The increase was offset by a $1.4 million decrease as we completed the research terms of our immuno-oncology research collaboration with BMS, and a $1.2 million decrease from progress made towards satisfying our performance obligation under our original collaboration with BMS.

Research and Development

Our research and development expenses decreased by $13.2 million, or 42%, to $18.6 million for the three months ended March 31, 2020 from $31.8 million for the three months ended March 31, 2019. This decrease was due to a $5.9 million decrease in compensation costs, a $3.8 million decrease in manufacturing costs directed towards our FPA150 program, a $1.2 million decrease in costs related to our preclinical programs, a $0.8 million decrease in allocated costs, a $0.5 million decrease in expenses for clinical services and specialty lab services related to our cabiralizumab and FPA150 clinical studies, a $0.3 million decrease in companion diagnostic expenses directed towards our bemarituzumab development program, and a $1.4 million decrease in miscellaneous research and development expenses. The decrease was offset by $0.7 million increase in clinical trial expenses primarily related to bemarituzumab.

General and Administrative

Our general and administrative expenses were consistent for the three months ended March 31, 2020 and March 31, 2019. There was a $0.8 million increase in allocated costs. The increase was offset by a $0.5 million decrease in expenses related to a reduction in use of temporary resources, and a $0.3 million decrease in compensation costs.

Income Tax Provision

We did not record an income tax provision for the three months ended March 31, 2020 and March 31, 2019 as the Company expected to be in a taxable loss position in respective years and the net deferred tax assets are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and acceleration of depreciation for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. We evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had $141.1 million in cash, cash equivalents and marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper with maturities of eleven months or less.

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

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot predict the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether or when we may achieve profitability. Until such time that we can generate substantial product revenues, if ever, we expect to finance our cash needs through collaboration arrangements and, if necessary, equity or debt financings. Except for any obligations of our collaborators or licensees to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

Additionally, the COVID-19 pandemic is rapidly evolving and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, and if we need or desire to access additional capital in the future, we may be unable to do so and our operations may be negatively impacted. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of March 31, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net cash used in operating activities	$(15.1)	$(32.7)
Net cash provided by investing activities	27.2	18.8
Net cash used in financing activities	(0.3)	(0.4)

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.1 million for the three months ended March 31, 2020 and consisted of net loss of $20.1 million and $1.0 million from changes in operating assets and liabilities, offset by $6.1 million in net non-cash charges. Net non-cash charges included $4.5 million for stock-based compensation expense, $1.3 million of depreciation and amortization expenses and $0.6 million of non-cash operating lease expense, offset by a $0.2 million impairment of fixed assets and $0.1 million for amortization of premiums on marketable securities.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $27.2 million for the three months ended March 31, 2020. Net cash provided by investing activities primarily relates to the maturities of marketable securities of $52.6 million partially offset by the purchase of marketable securities of $25.3 million.

Net cash provided by investing activities was $18.8 million for the three months ended March 31, 2019. Net cash provided by investing activities primarily relates to the maturities of marketable securities exceeding the purchase of such marketable securities by $19.8 million. This was offset by payments for the purchases of property and equipment of $1.0 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2020, which was paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2019, which consisted primarily of $0.7 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards, offset by $0.2 million received from employee stock option exercises.

Contractual Obligations and Contingent Liabilities

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of March 31, 2020, we had cash and cash equivalents and marketable securities of $141.1 million, consisting of bank deposits, interest-bearing money market accounts, a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately four months and the longest maturity is eight months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report as well as our other publicly available filings with the Securities and Exchange Commission, or SEC. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.

Risks Related to Our Business and Industry

The COVID-19 pandemic, and efforts to reduce its spread, could adversely impact our business and operations, including our clinical trials.

In late 2019, a novel strain of coronavirus, SARS-CoV-2, causing the disease known as COVID-19, was initially reported and has since been declared a pandemic by the World Health Organization. In response to the COVID-19 pandemic and in an effort to control the spread of COVID-19, state and local authorities have mandated travel and other restrictions and issued “shelter-in-place” and similar orders, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and require cessation of non-essential travel. In response to these public health directives and orders, in March 2020, our entire workforce, other than those whose job responsibilities require them to be physically present at our offices, transitioned to working remotely. The effects of the government orders and directives, together with our remote working arrangements, may negatively impact productivity, disrupt our business, delay the progress of our clinical and preclinical programs, and exacerbate other risks to our business, including an increased risk of cybersecurity incidents and unauthorized dissemination of confidential or other sensitive information relating to us or third parties. The magnitude of each of these risks will depend, in part, on the duration and severity of the pandemic itself and the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and other similar, and perhaps more severe, disruptions in our operations could result from the pandemic and may negatively impact our business, operating results and financial condition.

These government orders and restrictions may also adversely impact the business operations of our collaborators, partners and service providers, including contract research organizations, or CROs, that conduct most of the activities related to the conduct of our clinical trials and our contract manufacturing organizations, or CMOs, that may produce our supply of drug product for use in our preclinical studies and clinical trials. If any of these third parties experience disruptions in their operations as a result of COVID-19, such as temporary facilities closures or suspension of services, the conduct of our preclinical studies or clinical trials could be delayed.

We do not currently expect that COVID-19 and the resulting government orders and restrictions will have a material impact on the supply of any of our product candidates or third-party drug products that may be used in our preclinical studies or clinical trials. However, if the COVID-19 pandemic persists for an extended period of time and impacts our CMOs or other suppliers, or if the pandemic impacts essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates or third-party drug products, which would adversely impact our ability to conduct and complete our preclinical studies and clinical trials in accordance with our timelines or at all.

In addition, the COVID-19 pandemic may affect the initiation and conduct of our or our partners’ current and planned clinical trials. For example, as disclosed elsewhere in this Quarterly Report, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of our clinical trial evaluating FPT155 if the COVID-19 pandemic continues to adversely affect certain clinical trial sites’ ability to enroll new patients, and we may experience similar delays in enrollment in future clinical trials if the pandemic continues to affect sites in countries in which we conduct those clinical trials. Additionally, clinical site initiation may also be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and patients enrolled in our clinical trials may not be able to receive treatment in accordance with the relevant clinical trial protocol if, for example, quarantines impede patient movement or interrupt healthcare services. Similarly, COVID-19 may negatively impact our ability to recruit and retain patients for participation in our clinical trials, and principal investigators and clinical site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be unable to participate in or continue participating in our clinical trials, each of which would adversely impact our clinical trials and our ability to conduct our trials in accordance with our timelines.

Additionally, ongoing clinical trials may be negatively affected by the COVID-19 pandemic if we or our partners are required to delay or pause dosing or data collection, including due to delays in completing or inability to complete site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, trial monitoring or data analysis. Even if we are able to collect clinical data throughout the duration of the pandemic, the quality, completeness or interpretability of that data may be negatively affected as a result of deviations from the clinical trial protocol, disruptions in patient screening or dosing or disruptions in patient evaluations. As a result, we may be unable to conduct and complete our ongoing and planned clinical trials in a timely manner or at all, which may increase our costs and prevent us from completing development of and obtaining approval for and commercializing our product candidates.

The spread of COVID-19, which has had a significant global impact, may materially affect us economically. While the duration of the COVID-19 pandemic and the magnitude and scope of the potential economic impact are difficult to predict, the COVID-19 pandemic is rapidly evolving and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, and if we need or desire to access additional capital in the future, we may be unable to do so and our operations may be negatively impacted. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially adversely affect our business and the value of our common stock.

The global effects of the COVID-19 pandemic are rapidly evolving. The extent of the impact of the COVID-19 pandemic on our business, including on our clinical and preclinical programs, and the value of and market for our common stock is highly uncertain and will depend on future developments that cannot be predicted with confidence at this time, such as the ultimate duration, spread and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the countries in which we and our collaborators, partners and service providers operate, the effectiveness of actions taken globally to contain and treat the disease, and how quickly and to what extent normal economic and operating conditions resume. For example, if remote working arrangements for our business, or those of our partners or service providers, are extended for longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year. Additionally, the extension of business closures may delay or otherwise negatively impact our ability to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities. Accordingly, we do not yet know the full extent of potential delays or other effects on our business, healthcare systems or the global economy as a whole. However, these impacts, or any combination of them, could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may heighten the other risks and uncertainties described in this “Risk Factors” section.

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

If the patients we enroll in our FIGHT trial are less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally expected to enroll, we may not achieve the endpoints of the FIGHT trial.

We are identifying patients for inclusion in our clinical trial evaluating bemarituzumab in combination with 5-fluorouracil, or 5-FU, leucovorin, and oxaliplatin, a standard of care chemotherapy regimen known as mFOLFOX6, as front-line treatment for patients with gastric or gastroesophageal junction, or GEJ, cancer with tumors that overexpress FGFR2b, or our FIGHT trial, using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a circulating tumor DNA, or ctDNA, blood-based test, which allows us to detect FGFR2 gene amplification from DNA shed by tumor cells in blood plasma. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. We designed the FIGHT trial to enroll patients that test positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test. We believe that patients with tumors that meet the criteria in any of these subgroups may benefit from the addition of bemarituzumab to front-line chemotherapy.

Initially, we expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened in the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we developed to identify patients eligible for enrollment in the trial. We also expected that the majority of patients that test positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA.

We paused enrollment in the FIGHT trial in the fourth quarter of 2019, except for sites in Japan where we plan to enroll up to six patients while the remainder of the FIGHT trial remains closed for enrollment. As of the time we paused enrollment in the trial, approximately 30% of the patients that we pre-screened for possible enrollment in the trial tested positive for FGFR2b overexpression, as measured by the IHC test alone. This was significantly higher than we expected at the time we started the trial. In addition, contrary to our initial expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may be enrolling a greater proportion of patients whose tumors overexpress FGFR2b due to a reason other than FGFR2 gene amplification. We believe all patients being enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, as bemarituzumab targets FGFR2b that is overexpressed on the cell surface regardless of the cause of overexpression. However, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. This represents an additional unknown because we have limited clinical data from patients who overexpress FGFR2b in the absence of FGFR2 gene amplification, and these patients represent the vast majority of the patients we have enrolled. These patients may be less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, which increases the risk that we do not achieve the endpoints of the FIGHT trial.

Accordingly, we had planned to conduct an early futility analysis in mid-2020 after the occurrence of a pre-specified number of events in the trial to ensure that the FIGHT trial is adequately powered for a Phase 3 trial to detect an overall survival benefit at full enrollment in previously untreated, advanced gastric and GEJ cancer patients whose tumors test positive for FGFR2b overexpression. The outcome of the futility analysis would lead to a recommendation from the independent Data Monitoring Committee in the FIGHT trial to continue the trial as a Phase 3 trial as originally designed, stop the trial or amend the trial.

However, even if we passed the futility analysis, given the significant cost of running the FIGHT trial as a Phase 3 trial and our current resources and priorities, our ability to restart and continue the FIGHT trial as originally designed would depend on our ability to secure a partner that would pay for all or substantially all of any future development and commercialization expenses for our bemarituzumab program. Based on feedback we have received from potential partners, we believe that it will be difficult to secure a partner for our bemarituzumab program on reasonable terms or at all without data showing the efficacy of the combination of bemarituzumab and mFOLFOX6 in patients with advanced gastric or GEJ cancer that overexpresses FGFR2b. Accordingly, we are beginning the process of amending the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. We expect the FIGHT study as a Phase 2 trial to have a sufficient number of progression-free survival (PFS) and overall survival (OS) events to generate clinically meaningful data by the end of 2020 or early 2021. Amending the FIGHT trial from a Phase 3 design to a Phase 2 trial will further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpress FGFR2b and may prevent us from obtaining approval for and commercializing bemarituzumab in a timely manner or at all. Additionally, if we are unable to secure a partner for our bemarituzumab program in accordance with our desired timeframes or at all, we may not be able to obtain approval for and commercialize bemarituzumab.

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

We do not know whether any of our clinical trials will begin as and when planned, will need to be amended or restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events which may result in a delay in or unsuccessful completion of clinical development include:

•	the impact of public health epidemics, such as the COVID-19 pandemic currently impacting countries worldwide; or
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

•

delays in reaching, or the inability to reach, agreement on acceptable terms with prospective CROs, clinical trial sites, laboratory service providers, companion diagnostic development partners, contract manufacturing organizations, or CMOs, and other service providers we may engage to support the conduct of our clinical trials or eventual commercialization of our products;

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

For example, for the reasons described in the foregoing risk factor in this “Risk Factors” section and elsewhere in this Quarterly Report, we are beginning the process of amending the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. We expect the FIGHT study as a Phase 2 trial to have a sufficient number of progression-free survival (PFS) and overall survival (OS) events to generate clinically meaningful data by the end of 2020 or early 2021. Amending the FIGHT trial from a Phase 3 design to a Phase 2 trial will further delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancer that overexpress FGFR2b and may prevent us from obtaining approval for and commercializing bemarituzumab in a timely manner or at all.

Moreover, we are conducting the FIGHT trial in China in collaboration with Zai Lab (Shanghai) Co., Ltd., or Zai Lab. Zai Lab’s ability to conduct the FIGHT trial in China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials in China. The government policies, laws and regulations in China are evolving rapidly and changes to these policies, laws and regulations are difficult to predict. If any such government policies, laws or regulations in China evolve in a way that makes it more difficult or inefficient for us or Zai Lab to conduct our FIGHT trial in China, we may experience delays in conducting our FIGHT trial at clinical trial sites in China, which would delay our ability to obtain approval for and commercialize bemarituzumab.

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

Additionally, our and our partners’ ability to successfully and timely complete our clinical trials requires that patients be treated with the relevant product candidate in accordance with the clinical trial protocol for the clinical trial testing such product candidate, including the specific dosing schedules and other timelines set forth in such protocol. The impact of public health epidemics, such as the COVID-19 pandemic currently impacting countries worldwide, may delay or prevent patients from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate.

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

The timely completion of clinical trials largely depends on the rate of patient enrollment. Many factors affect the rate of patient enrollment, including:

•	the impact of public health epidemics, such as COVID-19 pandemic currently impacting countries worldwide;
•	the size and nature of the patient population;
•	the number and location of clinical trial sites;
•	competition with other companies for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the clinical trial;
•	for clinical trials in selected patient populations, the ability and time required to properly identify for inclusion in the clinical trial the population of patients we seek to enroll;

•	the design of the clinical trial;
•	the ability to obtain and maintain patient consents;
•	the failure of enrolled patients to complete their participation in the trial; and
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

In addition, enrollment in and the conduct of our clinical trials may be affected by the COVID-19 pandemic. For example, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and patients enrolled in our clinical trials may not be able to receive treatment in accordance with the relevant clinical trial protocol if, for example, quarantines impede patient movement or interrupt healthcare services. Similarly, COVID-19 may negatively impact our ability to recruit and retain patients for participation in our clinical trials, and principal investigators and clinical site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be unable to participate in or continue participating in our clinical trials. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal, state or local authorities, employers and others in connection with the COVID-19 pandemic. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, while enrollment in the Phase 1a portion of our clinical trial evaluating FPT155 is currently progressing in accordance with our timelines, the COVID-19 pandemic has impacted certain sites participating in our clinical trial and those sites’ ability to enroll new patients in the trial. As such, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of the trial if the COVID-19 pandemic continues to adversely impact these sites’ ability to enroll new patients, which may affect our ability to conduct and complete the trial in accordance with our timelines.

We may not successfully develop or commercialize our current or future product candidates, which may force us to terminate our development efforts for one or more programs.

The success of our business depends primarily upon our ability to develop and commercialize protein therapeutics. Historically, we leveraged our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believed could be useful in oncology, and we generated and preclinically tested therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identified and validated. In October 2019, we began a corporate restructuring pursuant to which we eliminated our in-house target discovery and validation and protein therapeutic generation and engineering capabilities by the first quarter of 2020. We currently have three late-stage research programs that arose from our work with our discovery capabilities. We plan to advance lead therapeutic antibodies for one of these programs into IND-enabling studies in 2020. In addition, as part of our corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

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

We currently have process development capabilities. Historically, we generally performed cell line and process development for our product candidates and manufactured quantities of our product candidates necessary to conduct preclinical studies of those product candidates. We expect to increasingly rely on third-party service providers and may in the foreseeable future outsource all or a portion of the cell line and process development activities that we currently conduct, as well as the manufacturing of quantities of our product candidates for use in preclinical studies. We do not have, and we do not have current plans to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. We rely on third-party manufacturers to produce bulk drug substance required for our clinical trials and expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products.

We have not contracted with alternate suppliers in the event that our third-party manufacturers or other third parties on whom we rely to provide us with clinical trial drug supplies are unable to scale production or if we otherwise experience any problems with these manufacturers or such other third parties. For example, public health epidemics, such as the COVID-19 pandemic currently impacting countries worldwide, may impact the ability of our existing or future manufacturers to perform their obligations under our manufacturing agreements with such parties. Any problems we experience with our current manufacturers or these third parties could delay the manufacturing of our product candidates or the progress of our preclinical studies or clinical trials, which could increase our costs and harm our results of operations. In addition, if we are unable to arrange for alternative third-party manufacturing sources, or are unable to do so on commercially reasonable terms or in a timely manner, the development of our product candidates may be delayed.

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

Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with the FDA or other regulatory authorities, including due to absenteeism by governmental employees or the diversion of regulatory authority efforts and attention to other activities related to COVID-19, which could delay or limit our ability to make planned regulatory submissions or otherwise progress our programs in accordance with our timelines, and delay or limit our ability to obtain approval for and commercialize our product candidates.

The FDA or a comparable foreign regulatory authority may require additional information, including preclinical or clinical data, to support approval of a product candidate, which may delay or prevent approval and our commercialization plans, or result in our decision to abandon the development program with respect to such product candidate. For example, given the greater potential patient population in Asia, a substantial number of the patients in our FIGHT trial come from clinical trial sites in Asia. However, we are currently unable to provide regulatory authorities with data that demonstrate that patients participating in the FIGHT trial at clinical trial sites in Asia are representative of the general patient population and will respond to bemarituzumab in the same way as other patient populations. If we obtain a significant portion of any positive clinical data from clinical trial sites in Asia as compared to data from clinical trial sites located elsewhere in the world, and an analysis of the data from Asian patients suggest that other patient populations may not have similar outcomes, the FDA and comparable foreign regulatory authorities may determine that the positive data we observe in Asian patients are not sufficient to support regulatory approval for bemarituzumab for the general patient population and may require more clinical data from other patient populations to support regulatory approval for bemarituzumab. This could prevent us from obtaining approval for and commercializing bemarituzumab on a timely basis or at all.

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

Certain of our product candidates, including bemarituzumab, are expected to be effective only in certain selected patient populations. If we are unable to successfully develop and obtain FDA approval for companion diagnostics for these product candidates, or experience significant delays in doing so, we may not obtain marketing approval for such product candidates or realize their full commercial potential.

Certain of our current product candidates, including bemarituzumab, may be effective only in selected patient populations. For any such product candidate, we expect that the FDA and comparable foreign regulatory authorities may require the development and regulatory approval of at least one companion diagnostic as a condition to approving such product candidate for use in patients within the selected patient population. We do not have experience in or capabilities for developing or commercializing companion diagnostics and have depended and will continue to depend on the sustained cooperation and effort of our third-party diagnostic development collaborators to perform these functions.

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

We initially expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened for the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we developed to identify patients eligible for enrollment in the trial. We also expected that the majority of patients that test positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA. As of the time we paused enrollment in the trial, approximately 30% of the patients that we pre-screened for possible enrollment in the trial tested positive for FGFR2b overexpression, as measured by the IHC test alone. This was significantly higher than we expected at the time we started the trial. In addition, contrary to our initial expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial may enroll a greater proportion of patients whose tumors overexpress FGFR2b due to a reason other than FGFR2 gene amplification. We believe, based on evaluations to date, that our IHC and ctDNA tests are performing properly and that the higher rate of FGFR2b overexpression without FGFR2 gene amplification is not due to the performance, sensitivity or specificity of our IHC and ctDNA tests. If, however, upon further evaluation we determine that any of our companion diagnostic tests is not performing properly or otherwise does not select the patient population we originally expected to enroll, and such companion diagnostic is necessary for the conduct of our clinical trials and the safe and effective use of bemarituzumab, we and our partners may be required to redesign such companion diagnostic or may experience delays in obtaining or may fail to obtain regulatory approval for such companion diagnostic, which could delay their development and harm our business.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization. For any companion diagnostic that we develop for use with one of our product candidates, we or our collaboration partners may experience delays in obtaining or may fail to obtain regulatory approval for such companion diagnostic, which could delay its development and harm our business. If we or our collaboration partners are unable to obtain necessary regulatory approvals for our companion diagnostics, including for bemarituzumab, or experience delays in doing so, we may suffer significant negative consequences, including:

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

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the EU. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency, or EMA, relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may subject us to unexpected duty costs or other non-tariff barriers. These developments, or the perception that any of these developments could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which includes measures that have changed the way healthcare is financed by both governmental and private insurers. There remain judicial and congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The federal Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective on January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain Affordable Care Act-qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions in Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal legislation designed to, among other things, increase transparency in drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers.

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

It is possible that additional governmental action will be taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the Affordable Care Act may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic.

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

To succeed, we must recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In January 2019, we announced our implementation of a corporate restructuring, or the January restructuring, to focus our resources on our clinical development and late-stage research programs. In connection with the January restructuring, we eliminated 41 positions, representing approximately 20% of our then-current headcount. In October 2019, we implemented a second corporate restructuring, or the October restructuring, to extend our cash runway and ensure our long-term sustainability. In connection with the October restructuring, we are reducing our workforce by 63 positions across all functions through the second quarter of 2020. Seventy percent of these eliminations occurred by December 31, 2019, and the remainder are occurring in 2020. We believe the restructurings have harmed our ability to attract and retain qualified personnel and resulted in reduced morale among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our computer and other systems, or those of our partners, CROs or other service providers, may fail or be interrupted, including due to geo-political actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods, and fires, public health epidemics, such as the COVID-19 pandemic currently impacting countries worldwide, hardware, software, telecommunication or electrical failures or political and economic instability, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research or preclinical or clinical data important to our research or development programs, interrupt the conduct of ongoing research or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is in a seismically-active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disaster and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses that may occur from interruption of our business and any losses or damages incurred by us could harm our business.

Our business operations depend significantly on information technology systems, and a cyber-attack or other significant disruption or breach of our information technology systems, or those of third parties on whom we may rely or with whom we share confidential information, could cause us significant financial, legal, regulatory, business and reputational harm.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit sensitive information, including intellectual property, proprietary business information, personal information and other confidential information belonging to us and to third parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We also outsource elements of our operations, including elements of our information technology infrastructure, to third-party vendors, and as a result, these vendors may have access to our computer networks or our confidential information. In addition, many of those vendors subcontract or outsource to other third parties some of their responsibilities under our agreements with such vendors. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the nature of the sensitive information stored on these systems, make such systems particularly vulnerable to internal and external attacks, both unintentional and malicious. In addition, as disclosed elsewhere in this Quarterly Report, including in this “Risk Factors” section, in response to the current COVID-19 pandemic, state and local authorities have issued shelter-in-place orders and implemented other restrictions to control the spread of COVID-19. These restrictions have resulted in office closures and travel restrictions that have required our and our vendors’ and business partners’ personnel to transition to remote working arrangements, which increases the risk that our systems, or those of our vendors or business partners, and any confidential or sensitive information contained in such systems may be subject to a security breach, incident, attack or other exposure. Potential vulnerabilities can be exploited through inadvertent or intentional actions of our employees, third-party vendors, and business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity and are being conducted by sophisticated and organized groups and individuals, including organized criminal groups, “hacktivists,” nation-states and others, with a wide range of motives, including industrial espionage, and expertise. In addition to the extraction of sensitive information, such attacks could involve the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of such information. In addition, the prevalent use of mobile devices increases the risk of the occurrence of data security incidents.

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

•	Zai Lab may be unable to obtain regulatory approval to commercialize bemarituzumab, even if preclinical and clinical testing is successful;
•	Zai Lab may not succeed in obtaining sufficient reimbursement for bemarituzumab if approved;
•	existing or future products or technologies developed by competitors may be safer, more effective, more conveniently delivered to patients or otherwise better accepted than bemarituzumab; and
•	public health crises, such as the COVID-19 pandemic currently impacting countries worldwide, including China, may impact the development and commercialization of bemarituzumab.

In addition, we could be adversely affected by:

•	Zai Lab’s failure to timely perform its obligations under our collaboration agreements;
•	Zai Lab’s failure to timely or fully develop or effectively commercialize bemarituzumab; or
•	a material contractual dispute with Zai Lab.

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

As part our October 2019 corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or in-license, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies. We plan to evaluate for potential acquisition or licensing assets that are IND-ready or in early clinical development and that we can leverage our in-house development capabilities to develop to data read-outs in the near- to medium-term. Our primary focus remains on oncology therapeutics. If we are unable to identify product candidates or otherwise successfully execute transactions granting us rights to such product candidates within our desired timeframes or at all, we will not be able to grow our development pipeline, which could adversely affect our business and financial condition. We may fail to successfully execute strategic acquisitions of or in-licenses for rights to develop product candidates for numerous reasons. Suitable acquisition or in-licensing opportunities may not exist, which could impair our ability to grow or obtain access to products or technologies that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater financial and other resources, compete with us for these opportunities and may succeed in acquiring or licensing third-party product candidates before we do. Even if appropriate opportunities are available, we may not be able to successfully identify such opportunities or they may not be available to us on terms that are commercially reasonable or otherwise acceptable to us.

We rely on CROs to conduct our clinical trials, and the unsatisfactory performance by such CROs may harm our business.

We rely on CROs to perform most of the activities related to the conduct of our clinical trials, including site identification, screening, preparation, training, initiation and monitoring, document preparation and coordination, program management and data management. Our CROs and other third parties we engage in connection with the conduct of our clinical trials may experience business interruptions as a result of shelter-in-place or similar orders or other effects of the ongoing COVID-19 pandemic. We do not directly control the conduct, timing, expense or quality of the performance of these activities. The performance of our CROs will impact the quality and validity of our clinical trial results, which we rely on for business planning purposes and include in submissions to regulatory authorities. Although we contract with CROs to conduct most clinical trial-related activities, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable clinical protocol and legal and regulatory requirements. Our reliance on CROs does not relieve us of our legal and regulatory responsibilities with respect to our clinical trials.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months and, as a result of the restructurings and other cost control measures, we expect our expenses to decrease in the short term. However, we expect our research and development expenses will increase substantially in connection with our ongoing activities, particularly if we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate, including as a result of the COVID-19 pandemic. For example, as we move our product candidates through preclinical studies and into clinical development, we may observe adverse results that require us or one of our collaboration partners to terminate the program for a product candidate. Alternatively, we may be required to conduct additional research or development activities or studies for a product candidate or substantially redesign a product candidate, each of which could lengthen the development process and increase our development costs for such product candidate. If we initiate additional clinical trials for certain product candidates, we may need to raise additional funds or otherwise obtain funding through product collaborations beyond the collaborations we currently have in place. In any event, we will require additional capital to develop, obtain regulatory approval for and to commercialize our current and future product candidates.

If we need to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize current and future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all. If we are unable to or otherwise do not raise additional capital when required or on acceptable terms, we may need to:

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

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our cabiralizumab collaboration agreement, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the quarter ended March 31, 2020, we reported a net loss of $20.1 million.

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, Tax Act resulted in many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of our net operating loss carryforwards, or NOLs, and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified by future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Our NOLs could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 is subject to certain limitations. It is uncertain if and to what extent various states will conform to these provisions of U.S. tax law.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Risks Related to the Ownership of Our Common Stock

The market price of our stock is volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $1.86 to $60.89 through May 6, 2020. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this Quarterly Report, may have a significant impact on the market price of our common stock:

•	results or status of or plans for clinical trials of our product candidates or those of our competitors, as well as interpretation and perception of such results, status or plans by third parties;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	success or failure of products or technologies that compete or may compete with our product candidates and technologies;
•	regulatory actions with respect to our product candidates or our competitors’ products;
•	actual or anticipated changes in our or our partners’ growth rates relative to our competitors;
•	failure of our partners to effectively execute or changes in our partners’ strategies with respect to our product candidates or collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning our patent applications, issued patents or other proprietary rights;

•	our dependence on third parties, including CMOs, CROs and collaboration partners, including those we may engage to develop and provide us with companion diagnostic products;
•	recruitment or departure of key personnel;
•	level of expenses related to any of our product candidates or clinical development programs;
•	results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to our financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be comparable to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcements or expectations of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of ongoing COVID-19 pandemic.

In addition, the stock market in general, and The Nasdaq Global Select Market and biotechnology companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

As of March 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 32% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).

10.1+	Letter Agreement by and between the company and William R. Ringo, dated as of March 6, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Thomas Civik
Date: May 7, 2020	Thomas Civik
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David V. Smith
Date: May 7, 2020	David V. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)