Form 10-Q
period 2020-06-30
FIVE PRIME THERAPEUTICS, INC.
filed 2020-08-06
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, the number of outstanding shares of the registrant’s common stock was 36,627,925.

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

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	our receipt of future milestone payments and/or royalties, and the timing of such payments;
•	our or our partners’ ability to timely advance product candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the extent of protein overexpression or gene amplification in certain patient populations;
•	the timing or likelihood of regulatory filings and approvals for products we or our partners develop;
•	the ability to negotiate adequate pricing, coverage and adequate reimbursement for our product candidates with third parties and government authorities;
•	developments relating to our competitors and our industry;
•	our expectations regarding licensing, acquisitions and strategic operations; and
•	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$58,709	$55,800
Marketable securities	68,349	100,580
Receivables from collaborative partners	2,212	4,097
Prepaid and other current assets	5,181	6,243
Total current assets	134,451	166,720
Restricted cash	1,543	1,543
Property and equipment, net	17,392	22,534
Operating lease, right-of-use assets	29,279	30,934
Other long-term assets	2,680	2,411
Total assets	$185,345	$224,142

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$346	$1,184
Accrued personnel-related expenses	4,371	6,805
Other accrued liabilities	10,343	9,659
Operating lease obligations, current portion	4,398	4,080
Deferred revenue, current portion	548	1,296
Total current liabilities	20,006	23,024
Deferred revenue, long-term portion	2,198	5,113
Operating lease obligations, long-term portion	43,197	45,532
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,651,091 issued and 35,481,224 outstanding at June 30, 2020; 36,280,368 issued and 35,219,791 outstanding at December 31, 2019.	35	35
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	588,823	582,243
Accumulated other comprehensive income	22	78
Accumulated deficit	(468,936)	(431,883)
Total stockholders' equity	119,944	150,473
Total liabilities and stockholders' equity	$185,345	$224,142

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Operations

(In thousands, except per share amounts)

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue	$3,424	$3,333	$6,838	$8,680
License revenue	—	—	5,000	—
Total revenue	3,424	3,333	11,838	8,680
Operating expenses:
Research and development	12,573	29,425	31,129	61,178
General and administrative	7,995	9,661	18,486	20,171
Total operating expenses	20,568	39,086	49,615	81,349
Loss from operations	(17,144)	(35,753)	(37,777)	(72,669)
Interest income	207	1,363	724	2,896
Other expense, net	—	(1)	—	(3)
Loss before income tax	(16,937)	(34,391)	(37,053)	(69,776)
Income tax provision	—	—	—	—
Net loss	(16,937)	(34,391)	(37,053)	$(69,776)
Basic and diluted net loss per common share	$(0.48)	$(0.99)	$(1.05)	$(2.00)
Weighted-average shares used to compute basic and diluted net loss per common share	35,425	34,909	35,344	34,852

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Comprehensive Loss

(In thousands)

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(16,937)	$(34,391)	$(37,053)	$(69,776)
Other comprehensive gain:
Unrealized gain (loss) on marketable securities	37	100	(56)	248
Comprehensive loss	$(16,900)	$(34,291)	$(37,109)	$(69,528)

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

 (Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	35,219,791	$35	$582,243	$78	$(431,883)	$150,473
Issuance of common stock under equity incentive plans	169,324	—	—	—	—	—
Repurchase of shares to satisfy tax withholding obligations	(65,059)	—	(277)	—	—	(277)
Stock-based compensation expense	—	—	4,482	—	—	4,482
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(20,116)	(20,116)
Balances at March 31, 2020	35,324,056	$35	$586,448	$59	$(451,999)	$134,543
Issuance of common stock under equity incentive plans	192,759	—	299	—	—	299
Repurchase of shares to satisfy tax withholding obligations	(35,591)	—	(103)	—	—	(103)
Stock-based compensation expense	—	—	2,179	—	—	2,179
Other comprehensive loss	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(16,937)	(16,937)
Balances at June 30, 2020	35,481,224	$35	$588,823	$22	$(468,936)	$119,944

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	34,745,721	$34	$559,892	$(106)	$(294,681)	$265,139
Issuance of common stock under equity incentive plans	150,666	—	222	—	—	222
Repurchase of shares to satisfy tax withholding obligations	(57,703)	—	(670)	—	—	(670)
Stock-based compensation expense	—	—	4,872	—	—	4,872
Other comprehensive gain	—	—	—	148	—	148
Net loss	—	—	—	—	(35,385)	(35,385)
Balances at March 31, 2019	34,838,684	$34	$564,316	$42	$(330,066)	$234,326
Issuance of common stock under equity incentive plans	131,586	—	772	—	—	772
Repurchase of shares to satisfy tax withholding obligations	(5,957)	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	5,863	—	—	5,863
Other comprehensive gain	—	—	—	100	—	100
Net loss	—	—	—	—	(34,391)	(34,391)
Balances at June 30 2019	34,964,313	$34	$570,893	$142	$(364,457)	$206,612

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Cash Flows

(In thousands)

 (Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net loss	$(37,053)	$(69,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,022	2,664
Stock-based compensation expense	6,661	10,735
Amortization of discounts and premiums on marketable securities	(172)	(1,446)
Non-cash operating lease expense	1,261	1,143
Write-off of ROU assets	394	—
Gain on disposal of property and equipment	(3,617)	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	1,885	2,494
Prepaid, other current assets and other long-term assets	793	(8)
Accounts payable	(809)	2,259
Accrued personnel-related expenses	(2,434)	(3,796)
Deferred revenue	(3,663)	(3,779)
Other accrued liabilities, and other long-term liabilities	684	4,264
Operating lease liabilities	(2,017)	(1,084)
Net cash used in operating activities	(36,065)	(56,330)
Investing activities
Purchases of marketable securities	(79,419)	(125,088)
Maturities of marketable securities	111,766	177,142
Proceeds from sales of property and equipment	6,737	—
Purchases of property and equipment	(29)	(1,636)
Net cash provided by investing activities	39,055	50,418
Financing activities
Proceeds from issuance of common stock under equity incentive plans	299	993
Repurchase of shares to satisfy tax withholding obligations	(380)	(728)
Net cash (used in) provided by financing activities	(81)	265

Net increase (decrease) in cash and cash equivalents and restricted cash	2,909	(5,647)
Cash, cash equivalents and restricted cash at beginning of period	57,343	45,496
Cash, cash equivalents and restricted cash at end of period	$60,252	$39,849

Supplemental disclosure
Property and equipment purchases included in accrued liabilities	$—	$57

Supplemental cash flow information
Cash and cash equivalents at beginning of period	$55,800	$43,953
Restricted cash at beginning of period	1,543	1,543
Cash, cash equivalents and restricted cash at beginning of period	$57,343	$45,496

Cash and cash equivalents at end of period	$58,709	$38,306
Restricted cash at end of period	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	$60,252	$39,849

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

June 30, 2020

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the company) is a clinical-stage biotechnology company focused on developing immune modulators and precision therapies to improve the lives of patients with solid tumor cancers. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of June 30, 2020 is unaudited. The financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 27, 2020, or our Annual Report.
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

The COVID-19 pandemic may impact the clinical and preclinical development timelines for our clinical and preclinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify securities as Level 3 within the valuation hierarchy. We do not have any assets or liabilities measured using Level 3 inputs as of June 30, 2020.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	June 30, 2020
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$26,255	$26,255	$—	$—
U.S. Treasury securities	49,549	49,549	—	—
Agency bonds	8,790	8,790	—	—
Corporate bonds	9,703	—	9,703	—
Commercial paper	10,998		10,998
Certificate of deposit	1,543		1,543
Total	$106,838	$84,594	$22,244	$—

	December 31, 2019
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$21,706	$21,706	$—	$—
U.S. Treasury securities	35,498	35,498	—	—
Agency bonds	48,834	48,834	—	—
Corporate bonds	1,800	—	1,800	—
Commercial paper	19,195	—	19,195	—
Certificate of deposit	1,543	—	1,543	—
Total	$128,576	$106,038	$22,538	$—

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

We excluded the following securities from the calculation of basic net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options to purchase common stock	4,949	4,019	4,376	3,944
Restricted stock awards (RSAs)	1,217	1,227	1,221	1,102
	6,166	5,246	5,597	5,046

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

Accounting Pronouncements Not Yet Adopted

In December 2019, FASB issued ASU 2019-12, Income Taxes–Simplifying the Accounting for Income Taxes (Topic 740), or ASU 2019-12. The updated guidance simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted. We are currently assessing the timing and impact of our adoption of ASU 2019-12.

3.Cash Equivalents and Marketable Securities

The following table summarizes our cash equivalents and marketable securities aggregated by investment category (in thousands):

	June 30, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$26,255	$—	$—	$26,255
U.S. Treasury securities	49,546	3	—	49,549
Agency bonds	8,781	9	—	8,790
Corporate bonds	9,700	3	—	9,703
Commercial paper	10,991	7	—	10,998
Total cash equivalents and marketable securities	105,273	22	—	105,295
Less: cash equivalents	(36,946)	—	—	(36,946)
Total marketable securities	$68,327	$22	$—	$68,349

	December 31, 2019
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$21,706	$—	$—	$21,706
U.S. Treasury securities	35,471	27	—	35,498
Agency bonds	48,790	44	—	48,834
Corporate bonds	1,800	—	—	1,800
Commercial paper	19,188	7	—	19,195
Total cash equivalents and marketable securities	126,955	78	—	127,033
Less: cash equivalents	(26,453)	—	—	(26,453)
Total marketable securities	$100,502	$78	$—	$100,580

There were no marketable securities in a continuous unrealized loss position for 12 months or less as of June 30, 2020 and December 31, 2019. There were no sales of available-for-sale securities in any of the periods presented. As such, no allowance for credit losses was necessary.

As of June 30, 2020, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$68,327	$68,349
Total marketable securities	$68,327	$68,349

 We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.
4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2019	3,314,722	$20.50
Options granted	1,960,502	4.34
Options exercised	(27,516)	5.11
Options forfeited	(192,654)	10.28
Options expired	(33,929)	28.81
Balance at June 30, 2020	5,021,125	14.61	6.96
Options exercisable at June 30, 2020	2,925,075	20.18	5.26

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

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2019	1,060,577	$11.24
RSAs granted	592,950	4.87
RSAs vested	(281,684)	18.36
RSAs forfeited	(202,426)	11.40
Unvested balance at June 30, 2020	1,169,417	6.27

As of June 30, 2020, there were 2,269,756 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$722	$2,621	$1,675	$4,383
General and administrative	1,457	3,243	4,986	6,352
Total	$2,179	$5,864	$6,661	$10,735

We estimated the fair value of stock options using the Black-Scholes option pricing model based on the date of grant of the applicable stock option with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expected term (years)	5.0-6.3	5.5-6.3	5.0-6.3	5.5-6.3
Expected volatility	71.6%	67.7%	68.9%-71.6%	67.7%
Risk-free interest rate	0.4%-0.5%	2.2%	0.4%-1.3%	2.2-2.5%
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2020, we had $8.2 million of total unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 3.0 years. Additionally, we had $3.5 million of total unrecognized compensation expense related to employee and director RSAs that we expect to recognize over a weighted-average period of 2.0 years.

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

The exchange of stock options was treated as a modification for accounting purposes. The unamortized incremental expense remaining on the new options was fully recognized as of July 29, 2020 using the Black-Scholes option pricing model over the new service period that began on the modification date of July 29, 2019. We are recognizing the unamortized expense remaining on the tendered options of $0.5 million as of June 30, 2020 over the remainder of the original requisite service period.

5.License and Collaboration Arrangements

The following tables present changes during the six months ended June 30, 2020 in the balances of our contract assets, including receivables from collaboration partners, and contract liabilities, including deferred revenue (in thousands):

Contract Assets
Balance at December 31, 2019	$4,097
Additions	3,174
Deductions	(5,059)
Balance at June 30, 2020	$2,212

Contract Liabilities
Balance at December 31, 2019	$6,409
Additions for advance billings	996
Deductions for performance obligations satisfied in current period	(3,259)
Deductions for updates to the measure of progress and decrease in transaction price from prior periods	(1,400)
Balance at June 30, 2020	$2,746

Bristol-Myers Squibb Company

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with Bristol-Myers Squibb Company, or BMS.

We identified one performance obligation under the immuno-oncology research collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s option to select additional collaboration targets is not priced at a discount and therefore does not represent one or more performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained since it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. For the three and six months ended June 30, 2020, no milestone payments were triggered under the immuno-oncology research collaboration. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2020, no adjustments were made to the transaction price.

Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. As the performance obligation was fully satisfied through March 31, 2019, the transaction price of $36.1 million was fully recognized as collaboration revenue. Revenue recognized from the performance obligation was $0 for each of the three months ended June 30, 2020 and 2019, and $0 and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.

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

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our clinical research organization, or CRO, as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. As the performance obligation was fully satisfied through June 30, 2020, the transaction price of $30.0 million was fully recognized as collaboration revenue. We recognized $0.1 million and $0.9 million of the transaction price as revenue for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively. Total revenue recognized for reimbursements for the three months ended June 30, 2020 and 2019 was $0.3 million and $1.0 million, respectively, and for the six months ended June 30, 2020 and 2019 was $1.8 million and $2.4 million, respectively.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) the license grant to BMS and (2) the transfer of licensed know-how to BMS. The transaction price consisted of the $350.0 million non-refundable up-front fee. As the performance obligations were fully satisfied in 2015, the transaction price of $350.0 million was fully recognized as revenue concurrent with the transfer of the license and know-how in prior years. We concluded that the transaction price should not yet include milestone payments that may become due, as they are fully constrained. For the three months and six months ended June 30, 2020, no milestone payments were triggered under the cabiralizumab collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2020, no adjustments were made to the transaction price.

Zai Lab (Shanghai) Co., Ltd.

In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan. We are currently dosing patients in a global double-blind Phase 2 clinical trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial. We are conducting the FIGHT trial in China in collaboration with Zai Lab.

We identified the following performance obligations: (1) the license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the license grant, and (2) the development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. The transaction price of $8.9 million consists of the $3.0 million of expected reimbursement from Zai Lab for global development activities, $4.2 million non-refundable upfront fee and $1.7 million clinical development milestone payment. We have not included the regulatory milestone payments in the transaction price, as all such milestone amounts are fully constrained. For the three and six months ended June 30, 2020, no milestone payments were triggered under the China collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. During the three and six months ended June 30, 2020, the transaction price for the license grant was reduced to $8.9 million from $14.7 million as a result of amending the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial.

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

Revenue recognized for the license grant performance obligation was $2.8 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $3.4 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. Total revenue recognized for the companion diagnostics development performance obligation was $0.2 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. Of the remaining transaction price of $2.5 million, we recorded $2.2 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $0.3 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

Seattle Genetics, Inc.

In February 2020, we entered into a global license agreement, or the Seattle Genetics license agreement, with Seattle Genetics, Inc., or Seattle Genetics, pursuant to which we granted Seattle Genetics an exclusive worldwide license to a family of monoclonal antibodies that are directed to a single target and Seattle Genetics is responsible for research, development, manufacturing and commercialization of novel antibody-drug conjugate products based on these antibodies.

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

Under the Seattle Genetics license agreement, we identified one performance obligation for the license grant. The transaction price consists of the $5.0 million non-refundable upfront fee. As the performance obligation was fully satisfied as of March 31, 2020, the transaction price of $5.0 million was fully recognized. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. For the three and six months ended June 30, 2020, no milestone payments were triggered under the Seattle Genetics license agreement. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. For the three and six months ended June 30, 2020, no revenue was recognized for consulting support. We will re-evaluate the transaction price for the Seattle Genetics license agreement in each reporting period as uncertain events are resolved and other changes in circumstances occur.

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

In July 2018, we entered into a lease agreement for the installation, operational qualifications and performance qualifications of four sequencing instruments to support our bemarituzumab program, which we refer to as the instruments lease. The instruments lease has two three-year terms based on delivery dates for the first three instruments in July 2018 and the fourth instrument in February 2019. The instruments lease contains consistent rent payments over the term of the lease. We terminated the instruments lease in May 2020 and accrued $0.7 million for the remaining lease payments beginning in June 2020.

We have evaluated our leases and determined that, effective upon the adoption of ASU 2016-02, they were all operating leases. The classification of our leases is consistent with our determination under the previous accounting standard. The balance sheet classification of our lease assets and liabilities is presented on our balance sheet. We recognize operating lease cost as a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. Variable lease payments that are not included in the lease liability are recognized on the statement of operations in the period in which the obligation for those payments is incurred. The termination of the instruments lease was accounted for by derecognizing the lease assets from the balance sheet. The lease liabilities will not be derecognized from the balance sheet until the liability is extinguished when the final lease payment is made. For the three months ended June 30, 2020 and 2019, we recognized operating lease cost of $1.9 million and $1.5 million, respectively, and variable lease cost of $1.0 million and $0.5 million, respectively. For the six months ended June 30, 2020 and 2019, we recognized operating lease cost of $3.4 million and $3.1 million, respectively, and variable lease cost of $1.5 million and $0.9 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.9 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and $3.8 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively.

The discount rate of our facility lease is 7%, and the remaining lease term of our facility lease is seven years as of June 30, 2020.

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the operating lease labilities recorded on the balance sheet (in thousands):

Operating Leases
Remainder of 2020	$3,993
Years ending December 31,
2021	7,524
2022	7,787
2023	8,064
2024	8,341
2025 and beyond	26,825
Total minimum lease payments	$62,534
Less: amount of lease payments representing interest	(14,939)
Present value of future minimum lease payments	$47,595
Less: operating lease obligations, current portion	(4,398)
Operating lease obligations, long-term portion	$43,197

7.Restructuring and other charges

In January 2019, we implemented a corporate restructuring, or the January restructuring, to focus our resources on clinical development and late-stage research programs. Pursuant to the January restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing. The January restructuring was completed during the first quarter of 2019 and restructuring charges amounted to approximately $1.8 million for severance and other benefit costs related to the restructuring.

In October 2019, we announced a second corporate restructuring, or the October restructuring, to extend our cash runway and ensure long-term sustainability. As part of the October restructuring, we reduced our workforce by 63 positions across all functions. In addition, we are engaged in activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities. We expect the October restructuring to be completed by the end of 2020. As of June 30, 2020, we incurred approximately $6.1 million for severance, other termination costs and employee retention costs related to the October restructuring.

Asset Impairment Charge

In conjunction with our corporate restructurings, we evaluated the lab equipment we owned and determined that the carrying value was no longer recoverable. An impairment loss of $1.9 million was recorded in our research and development costs within our statement of operations, primarily during the fourth quarter of 2019. We reclassified the lab equipment from property and equipment to assets held for sale within our balance sheet for the first quarter of 2020. In April 2020, we sold the majority of the lab equipment through an auction conducted by a third-party vendor. We recorded a gain of $3.4 million for the proceeds of such auction against our research and development costs in operating expenses within our statement of operations for the three and six months ended June 30, 2020.

The following table summarizes management’s estimates of costs that are expected to be incurred that are probable and can be estimated as of June 30, 2020 and the actual costs incurred through June 30, 2020 in connection with our corporate restructurings (in thousands):

	Total Estimated Restructuring	Total Restructuring Cost Incurred
	Costs	To Date
Employee retention, severance and termination benefits	$7,202	$6,148
Gains on sale, net asset impairments and other costs	(3,298)	(3,298)
	$3,904	$2,850

The following table presents the components of restructuring and other related costs for the three and six months ended June 30, 2020 and their location within our income statement (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$(4,999)	$—	$(4,018)	$1,893
General and administrative	229	—	252	—
Total	$(4,770)	$—	$(3,766)	$1,893

The following table presents the activity in the accrued personnel-related expense liability associated with the restructurings for the six months ended June 30, 2020 (in thousands):

Total Severance and
Retention Costs
Accrued balance as of December 31, 2019	$1,182
Charges	1,619
Cash payments	(1,385)
Accrued balance as of June 30, 2020	$1,416

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

Historically, we leveraged our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believed could be useful in oncology, and we generated and preclinically tested therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identified and validated. In October 2019, we began a corporate restructuring pursuant to which we eliminated our in-house target discovery and validation and protein therapeutic generation and engineering capabilities. We currently have three late-stage research programs that arose from our work with our discovery capabilities. We plan to advance lead therapeutic antibodies for one of these programs into IND-enabling studies in 2020. Due to our significantly reduced scope of in-house research and preclinical capabilities following our October 2019 restructuring, we expect to advance each of our late-stage research programs through preclinical development relying mostly on out-sourced and contracted capabilities. In addition, as part of our corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development expenses related to our three late-stage research programs and our clinical product candidates and other expenses related to our ongoing operations. We expect that, if we do not partner our programs, our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since inception of operations in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from Human Genome Sciences, Inc. from a license and collaboration agreement for FP-1039, a product candidate we were developing at the time. For the six months ended June 30, 2020 and 2019, we reported a net loss of $37.1 million and $69.8 million, respectively.

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

‡ We are in the process of amending the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. For additional information, see the description of our bemarituzumab program below.

† Development is being conducted exclusively by BMS.

†† Development is being conducted exclusively by Seattle Genetics, Inc.

Bemarituzumab (FPA144)

We are currently dosing patients in a global double-blind Phase 2 clinical trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced gastric or GEJ cancer that overexpresses FGFR2b, which we refer to as our FIGHT trial. We are conducting the trial in China in collaboration with Zai Lab.

We identified patients for inclusion in the FIGHT trial using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a ctDNA blood-based test, which allows us to detect FGFR2 gene amplification from DNA shed by tumor cells in blood plasma. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test.

We originally designed the FIGHT trial as a Phase 3 clinical trial. Given the significant cost of running the FIGHT trial as a Phase 3 trial and our current resources and priorities, our ability to continue the FIGHT trial as a Phase 3 trial would have depended on our ability to secure a partner that would pay for all or substantially all of any future development and commercialization expenses for our bemarituzumab program. Based on feedback we have received from potential partners, we believe that it would have been difficult to secure a partner for our bemarituzumab program on reasonable terms or at all without data showing the safety and efficacy of the combination of bemarituzumab and mFOLFOX6 in previously untreated patients with advanced gastric or GEJ cancer that overexpresses FGFR2b.

Accordingly, in May 2020, we announced that we will amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial, which we believe is the fastest path to generating meaningful safety and efficacy data regarding the potential therapeutic benefit of bemarituzumab in combination with mFOLFOX6 in previously untreated patients with advanced gastric or GEJ cancer that overexpresses FGFR2b. As a Phase 2 trial, we expect the FIGHT trial to have a sufficient number of progression-free survival (PFS) and overall survival (OS) events to generate clinically meaningful data by the end of 2020 or early 2021.

FPT155

We are conducting a Phase 1a/1b clinical trial of FPT155 in patients with solid tumors. As of July 2020, we have tested FPT155 in eleven dose escalation cohorts (up to 560 mg flat dosing every three weeks) in the Phase 1a dose escalation portion of the trial without any observed dose-limiting toxicities. We have not observed any evidence of cytokine-release syndrome in patients enrolled in the trial. We have observed pharmacodynamic biomarker data in the Phase 1a dose escalation portion of the trial that show expansion of central memory T cells in the blood, which is consistent with the predicted mechanism of action of FPT155 that has been observed in preclinical studies.

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

While enrollment in the trial is currently progressing in accordance with our timelines, the COVID-19 pandemic has impacted certain sites participating in our clinical trial and those sites’ ability to enroll new patients in the trial. As such, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of the trial if the COVID-19 pandemic adversely impacts these and future sites’ ability to enroll or treat patients, which may affect our ability to conduct and complete the trial in accordance with our timelines.

Although we anticipate single-agent activity of FPT155, early safety data we have observed in the trial and preclinical data suggest that FPT155 may be safely combined with an anti-PD-1 therapy, and that the combination will be synergistic. Accordingly, we have begun dosing patients in a dose escalation cohort in the Phase 1a portion of the trial to evaluate the combination of FPT155 and pembrolizumab in patients with non-small cell lung cancer. We plan to follow the dose escalation with an expansion cohort evaluating a selected dose of FPT155 in combination with pembrolizumab in the same patient population.

BMS-986258

BMS is conducting a Phase 1/2 clinical trial of BMS-986258 in combination with Opdivo and in combination with Halozyme Therapeutics, Inc.’s rHuPH20 in patients with advanced malignant tumors (NCT03446040). In light of the COVID-19 pandemic, we are withdrawing our guidance that this trial may advance from Phase 1 to Phase 2 in 2020.

COVID-19 Business Update

In response to the global spread of the ongoing COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the pandemic on our employees and our business. While we are not experiencing any material financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the effects of the COVID-19 pandemic as we evolve our business continuity plans and response strategy. In March 2020, our entire workforce, other than those whose job responsibilities require them to be physically present at our offices, transitioned to working remotely, which we have continued through the date of this report. To date, our remote working arrangements have not significantly impacted our ability to maintain our business operations.

Clinical Development and Preclinical Activities

We continue to support our active clinical sites and provide investigational drug supply for patients enrolled in our ongoing clinical trials. In response to the ongoing COVID-19 pandemic, we and our contract research organizations, or CROs, have taken measures to implement remote and virtual approaches, including remote patient monitoring, where appropriate and possible, to maintain patient safety and trial continuity and to preserve the integrity of our clinical trials. As disclosed elsewhere in this Quarterly Report, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of our clinical trial evaluating FPT155 if the COVID-19 pandemic adversely affects clinical trial sites’ ability to enroll or treat patients, and we may experience similar delays in enrollment in future clinical trials if the pandemic affects sites in countries in which we conduct those clinical trials. The COVID-19 pandemic may also negatively impact our and our CROs’ ability to collect, clean and report clinical trial data or interact with ethics committees or other regulatory authorities due to limitations in employee resources, access to clinical sites or otherwise.

We rely on CROs to perform most of the activities related to the conduct of our clinical trials, and as a result of our October 2019 restructuring, we expect to advance our late-stage research programs through preclinical development relying mostly on out-sourced and contracted capabilities. The ongoing COVID-19 pandemic increases the risk that the CROs or other service providers we engage will not be able to perform their contractual obligations relating to our clinical trials or preclinical studies in a timely or satisfactory manner. For example, resource limitations and social distancing requirements may affect the ability of our service providers to timely perform preclinical studies of our product candidates, which would delay our timelines and our potential clinical development of those product candidates.

If the ongoing COVID-19 pandemic persists, we could experience significant disruptions to and delays in our clinical development and preclinical activities, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain

We are working closely with our contract manufacturing organizations, or CMOs, and other suppliers to manage our supply chain activities and mitigate potential disruptions to our drug product supplies as a result of the ongoing COVID-19 pandemic. We currently expect to have adequate supply of our product candidates and any third-party drug products that may be used to conduct our current and planned preclinical and clinical activities. However, if the ongoing COVID-19 pandemic persists for an extended period of time and impacts these CMOs or other suppliers, or if the pandemic impacts essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates or third-party drug products, which would adversely impact our ability to conduct and complete our preclinical studies and clinical trials in accordance with our timelines or at all.

Other Financial and Corporate Impacts

We may need or desire to seek additional funds through public or private equity or debt financings, collaborations, or strategic alliances and licensing arrangements. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, and if we need or desire to access additional capital in the future, we may be unable to do so and our operations may be negatively impacted. On August 6, 2020, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, acting as sales agent, pursuant to which we may offer and sell, from time to time through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million, in a series of one or more at-the-market equity offerings. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-228206).

The extent of the impact of the ongoing COVID-19 pandemic on our business, including on our clinical and preclinical programs, and the value of and market for our common stock is highly uncertain and will depend on future developments that cannot be predicted with confidence at this time, such as the ultimate duration, spread and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the countries in which we and our collaborators, partners and service providers operate, including in the countries where we and our partners are conducting clinical trials, the effectiveness of actions taken globally to contain and treat the disease, and how quickly and to what extent normal economic and operating conditions resume. For example, if remote working arrangements for our business, or those of our partners or service providers, are extended for longer than we currently expect, we may need to reassess our priorities and our near- and longer-term corporate objectives. Additionally, the extension of business closures may delay or otherwise negatively impact our ability to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities.

We continue to assess the impact of the ongoing COVID-19 pandemic on our business and operations. For additional information on the risks posed to our business by the COVID-19 pandemic, see Part II, Item 1A. Risk Factors of this Quarterly Report.

Financial Overview

Collaboration Revenue and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under agreements with our collaboration partners and licensees. We currently have an active cabiralizumab license and collaboration agreement with BMS, an active collaboration and license agreement with Zai Lab and a license agreement with Seattle Genetics, Inc., or Seattle Genetics. We completed the research terms of our immuno-oncology research collaboration with BMS in March 2019. In February 2020, we entered into a global license agreement with Seattle Genetics.

Summary of Revenue

The following is a comparison of collaboration revenue and license revenue for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

China Collaboration - Zai Lab	$3.0	$1.4	$4.2	$2.0
Cabiralizumab Collaboration - BMS	0.4	1.9	2.6	5.3
Immuno-oncology Research Collaboration - BMS	—	—	—	1.4
License Agreement - Seattle Genetics	—	—	5.0	—
Total revenue	$3.4	$3.3	$11.8	$8.7

We expect that the level of revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones, reimbursable expenses and other payments we receive in the course of our existing collaborations and licenses and as a result of the deferred revenue that we recognize, including due to revisions to estimates related to reimbursable activities or estimates of actual or estimated costs as a percentage of total budgeted costs, or as a result of entry into any new collaborations and license agreements.

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

We have a research and development team that designs, manages and evaluates the results of all our research and development activities. Historically, we conducted most of our core target discovery and early research and preclinical activities internally and relied more heavily on third parties, such as CROs and CMOs, for the execution of our IND-enabling and development activities, such as current Good Laboratory Practices, or GLP, toxicology studies, drug substance and drug product manufacturing, lab-developed test and companion diagnostic development, and the conduct of our clinical trials. In connection with our corporate restructuring, we have eliminated our in-house target discovery and validation and protein therapeutics generation and engineering capabilities. Because we now have a significantly reduced scope of in-house and preclinical capabilities, we expect to advance our three late-stage research programs and any future programs through preclinical development relying mostly on out-sourced and contracted capabilities. In addition, we expect to increasingly rely on third-party service providers with respect to manufacturing, and we may in the foreseeable future outsource all or a portion of our cell line and process development activities that we currently conduct, as well as the manufacturing of quantities of our product candidates for use in preclinical studies.

We account for research and development costs on a program-by-program basis. In the early phases of research and discovery, our costs are often related to evaluation and validation activities and research activities that are not necessarily allocable to a specific program. We assign costs for such activities to a distinct non-program-related project code. We allocate research and development management, overhead, common usage laboratory supplies and facility costs on a full-time equivalent basis.

The following is a comparison of our research and development expenses for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Development programs:
Cabiralizumab	$0.6	$2.4	$2.3	$5.5
Bemarituzumab	6.9	12.2	13.8	21.6
FPA150	1.8	6.0	4.4	14.1
FPT155	2.2	2.7	6.6	6.1
Subtotal development programs	11.5	23.3	27.1	47.3
Preclinical programs	—	—	—	—
Discovery collaborations	—	—	—	0.5
Early research and discovery	1.0	6.1	4.0	13.4
Total research and development expenses	$12.5	$29.4	$31.1	$61.2

We expect that most of the research and development expenses we incur will continue to relate to activities to support our clinical development programs and our three late-stage research programs. Our research and development expenses may increase as we advance our current product candidates through clinical development and our three late-stage research programs into preclinical and clinical development and if we add to our development pipeline through strategic acquisitions or licensing of product candidates from other biotechnology or pharmaceutical companies. In particular, our research and development expenses may increase if we increase the number and size of our clinical trials, including by advancing into registrational trials.

In January 2019, we implemented a corporate restructuring, or the January restructuring, to focus our resources on our clinical development and late-stage research programs. Pursuant to the restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing. The January restructuring was completed during the first quarter of 2019 and restructuring charges amounted to approximately $1.8 million for severance and other benefit costs related to the restructuring.

In October 2019, we announced a second corporate restructuring, or the October restructuring, to extend our cash runway and ensure long-term sustainability. As part of the October restructuring, we reduced our workforce by 63 positions across all functions. In addition, we are engaged in activities to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities. Furthermore, due to our reduced focus on research activities, we sold the majority of the lab equipment we owned through an auction conducted by a third-party vendor in April 2020. We expect the October restructuring to be completed by the end of 2020.

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

Results of Operations

Comparison for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended
	June 30,
(in millions)	2020	2019
Revenue:
Collaboration revenue	$3.4	$3.3
License revenue	—	—
Total revenue	3.4	3.3
Operating expenses:
Research and development	12.5	29.4
General and administrative	8.0	9.7
Total operating expenses	20.5	39.1
Interest income	0.2	1.4
Loss before income tax	(16.9)	(34.4)
Income tax provision	—	—
Net loss	$(16.9)	$(34.4)

Collaboration Revenue and License Revenue

Collaboration revenue and license revenue increased by $0.1 million, or 3%, to $3.4 million for the three months ended June 30, 2020 from $3.3 million for the three months ended June 30, 2019. This increase was due to a $1.6 million increase in collaboration revenue from our collaboration agreement with Zai Lab resulting from a decrease in the transaction price as a result of amending the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial, offset by a $1.5 million decrease from progress made towards satisfying our performance obligation under our November 2014 cabiralizumab collaboration with BMS.

Research and Development

Our research and development expenses decreased by $16.9 million, or 57%, to $12.5 million for the three months ended June 30, 2020 from $29.4 million for the three months ended June 30, 2019. This decrease was primarily due a $4.9 million decrease in compensation costs resulting from the October 2019 restructuring, a $3.4 million decrease due to a gain recorded for the proceeds from the sale of lab equipment, a $2.0 million decrease in expenses for clinical and lab services related to our cabiralizumab and FPA150 clinical studies, a $1.9 million decrease in companion diagnostics expenses related to our bemarituzumab development program, a $1.6 million decrease in clinical trial expenses primarily related to a reduction of activities in our FIGHT trial and the winding down of our cabiralizumab and FPA150 clinical trials, a $1.5 million decrease in allocated costs, a $1.2 million decrease in costs related to our preclinical programs and a $0.6 million decrease in other miscellaneous costs. The decrease was offset by a $0.4 million increase resulting from derecognizing lease assets related to the termination of the instruments lease used in our bemarituzumab program.

General and Administrative

Our general and administrative expenses decreased by $1.7 million, or 18%, to $8.0 million for the three months ended June 30, 2020 from $9.7 million for the three months ended June 30, 2019. This decrease was primarily due to a $1.8 million decrease in compensation costs, a $0.8 million decrease in other miscellaneous costs and a $0.6 million decrease in depreciation cost as a result of the sale of lab equipment, offset by a $1.5 million increase in allocated costs.

Income Tax Provision

We did not record an income tax provision for the three months ended June 30, 2020 and June 30, 2019 as we expected to be in a taxable loss position in each of 2020 and 2019, and the net deferred tax assets are fully offset by a valuation allowance as we believe it is not more likely than not that the benefit will be realized.

Comparison for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
(in millions)	2020	2019
Revenue:
Collaboration revenue	$6.8	$8.7
License revenue	$5.0	—
Total revenue	11.8	8.7
Operating expenses:
Research and development	31.1	61.2
General and administrative	18.5	20.2
Total operating expenses	49.6	81.4
Interest income	0.7	2.9
Loss before income tax	(37.1)	(69.8)
Income tax provision	—	—
Net loss	$(37.1)	$(69.8)

Collaboration Revenue and License Revenue

Collaboration revenue and license revenue increased by $3.1 million, or 36%, to $11.8 million for the six months ended June 30, 2020 from $8.7 million for the six months ended June 30, 2019. This increase was due to a $5.0 million increase in license revenue from our license agreement with Seattle Genetics executed in February 2020 and a $2.2 million increase in collaboration revenue from our collaboration with Zai Lab resulting from a decrease in the transaction price as a result of amending the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. The increase was offset by a $2.7 million decrease from progress made towards satisfying our performance obligation under our November 2014 cabiralizumab collaboration with BMS and a $1.4 million decrease as we completed the research terms of our immuno-oncology research collaboration with BMS.

Research and Development

Our research and development expenses decreased by $30.1 million, or 49%, to $31.1 million for the six months ended June 30, 2020 from $61.2 million for the six months ended June 30, 2019. This decrease was primarily due a $10.8 million decrease in compensation costs resulting from the October restructuring, a $3.6 million decrease primarily due to a gain recorded for the proceeds from the sale of lab equipment, a $3.8 million decrease in manufacturing costs related with our FPA150 and bemarituzumab development programs, a $2.7 million decrease in costs related to our preclinical programs, a $2.6 million decrease in expenses for clinical and lab services related to our cabiralizumab, bemarituzumab and FPA150 development programs, a $2.3 million decrease in companion diagnostics expenses related to our bemarituzumab development program, a $2.3 million decrease in allocated costs, a $1.4 million decrease in other miscellaneous costs and a $1.0 million decrease in clinical trial expenses primarily related to a reduction of activities in our FIGHT trial and the winding down of our cabiralizumab and FPA150 clinical trials. The decrease was offset by a $0.4 million increase resulting from derecognizing lease assets related to the termination of the instruments lease used in our bemarituzumab program.

General and Administrative

Our general and administrative expenses decreased by $1.7 million, or 8%, to $18.5 million for the six months ended June 30, 2020 from $20.2 million for the six months ended June 30, 2019. This decrease was due to a $1.8 million decrease in compensation costs, a $1.5 million decrease in other miscellaneous costs and a $0.7 million decrease in depreciation cost as a result of the sale of lab equipment, offset by a $2.3 million increase in allocated costs.

Income Tax Provision

We did not record an income tax provision for the six months ended June 30, 2020 and June 30, 2019 as we expected to be in a taxable loss position in each of 2020 and 2019, and the net deferred tax assets are fully offset by a valuation allowance, as we believe it is not more likely than not that the benefit will be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and acceleration of depreciation for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. We evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the six months ended June 30, 2020.

On June 29, 2020, Governor Gavin Newsom signed California Assembly Bill 85, or AB 85, into law. AB 85 suspends the California net operating loss deductions for 2020, 2021 and 2022 for certain taxpayers and imposes a limitation of certain California tax credits for 2020, 2021 and 2022. AB 85 disallows the use of California net operating loss deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for net operating loss deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5,000,000 of California tax. Given our expected loss position in the current year, AB 85 will not impact the current year provision. We will continue to monitor possible California net operating loss and credit limitations and their impact in future periods.

Liquidity and Capital Resources

As of June 30, 2020, we had $127.1 million in cash, cash equivalents and marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper with maturities of seven months or less.

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

Because our product candidates are in various stages of clinical and preclinical development and the outcome of our development efforts is uncertain, we cannot predict the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether or when we may achieve profitability. Until such time that we can generate substantial product revenues, if ever, we expect to finance our cash needs through collaboration arrangements and, if necessary, equity or debt financings. Except for any obligations of our collaborators or licensees to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

On August 6, 2020, we entered into a Sales Agreement with Cowen, acting as sales agent, pursuant to which we may offer and sell, from time to time through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million, in a series of one or more at-the-market equity offerings. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-228206).The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, and if we need or desire to access additional capital in the future, we may be unable to do so and our operations may be negatively impacted. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of June 30, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(in millions)	2020	2019
Net cash used in operating activities	$(36.1)	$(56.3)
Net cash provided by investing activities	39.1	50.4
Net cash (used in) provided by financing activities	(0.1)	0.3

Net Cash Used in Operating Activities

Net cash used in operating activities was $36.1 million for the six months ended June 30, 2020 and consisted of net loss of $37.1 million and $5.6 million from changes in operating assets and liabilities, offset by $6.6 million in net non-cash charges. Net non-cash charges included $6.7 million for stock-based compensation expense, $2.0 million of depreciation and amortization expense, $1.3 million of non-cash operating lease expense and $0.4 million from the write-off of the right-of-use assets, offset by a $3.6 million gain on the sale of fixed assets and $0.2 million for amortization of premiums on marketable securities.

Net cash used in operating activities was $56.3 million for the six months ended June 30, 2019 and consisted of net loss of $69.8 million, offset by $13.1 million in net non-cash charges and $0.4 million from changes in operating assets and liabilities. Net non-cash charges included $10.7 million for stock-based compensation expense, $2.7 million of depreciation and amortization expense and $1.1 million of non-cash operating lease expense, offset by $1.4 million for amortization of premiums on marketable securities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $39.1 million for the six months ended June 30, 2020. Net cash provided by investing activities relates to the maturities of marketable securities of $111.8 million and $6.7 million received from the sale of fixed assets, partially offset by the purchase of marketable securities of $79.4 million.

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

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2020, which consisted of $0.3 million received from employee stock option exercises, offset by $0.4 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2019, which consisted primarily of $1.0 million received from employee stock option exercises, offset by $0.7 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

Contractual Obligations and Contingent Liabilities

During the three and six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of June 30, 2020, we had cash and cash equivalents and marketable securities of $127.1 million, consisting of bank deposits, interest-bearing money market accounts, a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately four months and the longest maturity is seven months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Risks Related to Our Business and Industry

The ongoing COVID-19 pandemic, and efforts to reduce its spread, could adversely impact our business and operations, including our clinical trials.

In response to the ongoing COVID-19 pandemic and in an effort to control the spread of COVID-19, state and local authorities continue to mandate travel and other restrictions and issue “shelter-in-place” and similar orders, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and require cessation of non-essential travel. In response to these public health directives and orders, in March 2020, our entire workforce, other than those whose job responsibilities require them to be physically present at our offices, transitioned to working remotely, which we have continued through the date of this report. The effects of the government orders and directives, together with our remote working arrangements, may negatively impact productivity, disrupt our business, delay the progress of our clinical and preclinical programs, and exacerbate other risks to our business, including an increased risk of cybersecurity incidents and unauthorized dissemination of confidential or other sensitive information relating to us or third parties. Although certain restrictions have been or may be lifted or loosened in certain geographic areas, government authorities have stated that failure to contain the disease and the occurrence of further outbreaks of COVID-19 will require reinstatement of restrictions. Such reinstatement has already occurred in parts of the United States and globally, and the extent to which these restrictions will remain in effect and the duration of these restrictions are uncertain. The magnitude of each of the risks to our business will depend, in part, on the duration and severity of the pandemic itself and the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and other similar, and perhaps more severe, disruptions in our operations could result from the pandemic and may negatively impact our business, operating results and financial condition.

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

We do not currently expect that COVID-19 and the resulting government orders and restrictions will have a material impact on the supply of any of our product candidates or third-party drug products that may be used in our preclinical studies or clinical trials. However, if the ongoing COVID-19 pandemic persists and impacts our CMOs or other suppliers, or if the pandemic impacts essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates or third-party drug products, which would adversely impact our ability to conduct and complete our preclinical studies and clinical trials in accordance with our timelines or at all.

In addition, the ongoing COVID-19 pandemic may affect the initiation and conduct of our or our partners’ current and planned clinical trials. For example, as disclosed elsewhere in this report, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of our clinical trial evaluating FPT155 if the COVID-19 pandemic adversely affects certain of our current or future clinical trial sites’ ability to enroll or treat patients, and we may experience similar delays in enrollment in future clinical trials if the pandemic continues to affect sites in countries in which we conduct those clinical trials. Additionally, clinical site initiation may also be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and patients enrolled in our clinical trials may not be able to receive treatment in accordance with the relevant clinical trial protocol if, for example, quarantines impede patient movement or interrupt healthcare services. Similarly, COVID-19 may negatively impact our ability to recruit and retain patients for participation in our clinical trials, and principal investigators and clinical site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be unable to participate in or continue participating in our clinical trials, each of which would adversely impact our clinical trials and our ability to conduct our trials in accordance with our timelines.

Additionally, ongoing clinical trials may be negatively affected by the COVID-19 pandemic if we or our partners experience delays in or are required to delay or pause various aspects of our trials, including site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, trial monitoring, data collection, cleaning and reporting, or data analysis, as a result of limitation in employee resources, access to clinical trial sites or otherwise. Even if we are able to collect clinical data throughout the duration of the pandemic, the quality, completeness or interpretability of that data may be negatively affected, including as a result of deviations from the clinical trial protocol, disruptions in patient screening or dosing or disruptions in patient evaluations. As a result, we may be unable to conduct and complete our ongoing and planned clinical trials in a timely manner or at all, which may increase our costs and prevent us from completing development of and obtaining approval for and commercializing our product candidates.

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

The extent of the impact of the ongoing COVID-19 pandemic on our business, including on our clinical and preclinical programs, and the value of and market for our common stock is highly uncertain and will depend on future developments that cannot be predicted with confidence at this time, such as the ultimate duration, spread and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the countries in which we and our collaborators, partners and service providers operate, including in the countries where we and our partners are conducting clinical trials, the effectiveness of actions taken globally to contain and treat the disease, and how quickly and to what extent normal economic and operating conditions resume. For example, if remote working arrangements for our business, or those of our partners or service providers, are extended for longer than we currently expect, we may need to reassess our priorities and our near- and longer-term corporate objectives. Additionally, the extension of business closures may delay or otherwise negatively impact our ability to reduce our corporate facilities footprint by either subletting a significant portion of our current leased space or subletting our current building and relocating to smaller facilities. Accordingly, we do not yet know the full extent of potential delays or other effects on our business, healthcare systems or the global economy as a whole. However, these impacts, or any combination of them, could adversely affect our business, financial condition, results of operations and growth prospects.

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

If the patients we enrolled in our FIGHT trial are less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally expected to enroll, we may not achieve the endpoints of the FIGHT trial.

We identified patients for inclusion in our clinical trial evaluating bemarituzumab in combination with 5-fluorouracil, or 5-FU, leucovorin, and oxaliplatin, a standard of care chemotherapy regimen known as mFOLFOX6, as front-line treatment for patients with gastric or gastroesophageal junction, or GEJ, cancer with tumors that overexpress FGFR2b, or our FIGHT trial, using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a circulating tumor DNA, or ctDNA, blood-based test, which allows us to detect FGFR2 gene amplification from DNA shed by tumor cells in blood plasma. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. We designed the FIGHT trial to enroll patients that tested positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test.

We expected that the majority of patients that tested positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA. Contrary to our expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that enrolled a greater proportion of patients whose tumors overexpressed FGFR2b due to a reason other than FGFR2 gene amplification. We believe all patients being enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, as bemarituzumab targets FGFR2b that is overexpressed on the cell surface regardless of the cause of overexpression. However, the composition of the patient population in our FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. We have limited clinical data from patients who overexpress FGFR2b in the absence of FGFR2 gene amplification, and these patients represent the vast majority of the patients we have enrolled. Because these patients may be less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, there is a risk that we do not achieve the endpoints of the FIGHT trial.

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

For example, in May 2020, we announced that we will amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. As a Phase 2 trial, we expect the FIGHT trial to have a sufficient number of progression-free survival (PFS) and overall survival (OS) events to generate clinically meaningful data by the end of 2020 or early 2021. Amending the FIGHT trial from a Phase 3 design to a Phase 2 trial will delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced gastric or GEJ cancers that overexpress FGFR2b and may prevent us from obtaining approval for and commercializing bemarituzumab in a timely manner or at all.

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

In addition, enrollment in and the conduct of our clinical trials may be affected by the ongoing COVID-19 pandemic. For example, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and patients enrolled in our clinical trials may not be able to receive treatment in accordance with the relevant clinical trial protocol if, for example, quarantines impede patient movement or interrupt healthcare services. Similarly, COVID-19 may negatively impact our ability to recruit and retain patients for participation in our clinical trials, and principal investigators and clinical site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be unable to participate in or continue participating in our clinical trials. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring and data collection, cleaning, reporting and analysis, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal, state or local authorities, employers and others in connection with the COVID-19 pandemic, including reduced access to clinical trial sites resulting from such restrictions. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, while enrollment in our clinical trial evaluating FPT155 is currently progressing in accordance with our timelines, the ongoing COVID-19 pandemic has impacted certain sites participating in our clinical trial and those sites’ ability to enroll new patients in the trial. As such, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of the trial if the COVID-19 pandemic adversely impacts these and future sites’ ability to enroll or treat patients, which may affect our ability to conduct and complete the trial in accordance with our timelines.

We may not successfully develop or commercialize our current or future product candidates, which may force us to terminate our development efforts for one or more programs.

The success of our business depends primarily upon our ability to develop and commercialize protein therapeutics. Historically, we leveraged our differentiated discovery capabilities and protein therapeutic generation and engineering capabilities to identify and validate targets that we believed could be useful in oncology, and we generated and preclinically tested therapeutic proteins, including antibodies and fusion proteins, directed to or containing the targets we identified and validated. In October 2019, we began a corporate restructuring pursuant to which we eliminated our in-house target discovery and validation and protein therapeutic generation and engineering capabilities. We currently have three late-stage research programs that arose from our work with our discovery capabilities. We plan to advance lead therapeutic antibodies for one of these programs into IND-enabling studies in 2020. In addition, as part of our corporate restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

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

Due to the ongoing COVID-19 pandemic, we could experience delays in the timing of our interactions with the FDA or other regulatory authorities, including due to absenteeism by governmental employees or the diversion of regulatory authority efforts and attention to other activities related to COVID-19, which could delay or limit our ability to make planned regulatory submissions or otherwise progress our programs in accordance with our timelines, and delay or limit our ability to obtain approval for and commercialize our product candidates.

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

We initially expected that approximately 10% of the previously untreated, advanced gastric and GEJ cancer patients that we pre-screened for the FIGHT trial would test positive for FGFR2b overexpression or FGFR2 gene amplification, as detected by the IHC and ctDNA tests we developed to identify patients eligible for enrollment in the trial. We also expected that the majority of patients that tested positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA. Approximately 30% of the patients that we pre-screened for possible enrollment in the trial tested positive for FGFR2b overexpression, as measured by the IHC test alone. This was significantly higher than we expected at the time we started the trial. In addition, contrary to our initial expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial as originally designed may have enrolled a greater proportion of patients whose tumors overexpressed FGFR2b due to a reason other than FGFR2 gene amplification. We believe, based on evaluations to date, that our IHC and ctDNA tests have performed properly and that the higher rate of FGFR2b overexpression without FGFR2 gene amplification was not due to the performance, sensitivity or specificity of our IHC and ctDNA tests. If, however, upon further evaluation we determine that any of our companion diagnostic tests is not performing properly or otherwise does not select the patient population we originally expected to enroll, and such companion diagnostic is necessary for the conduct of our clinical trials and the safe and effective use of bemarituzumab, we and our partners may be required to redesign such companion diagnostic or may experience delays in obtaining or may fail to obtain regulatory approval for such companion diagnostic, which could delay their development and harm our business.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union, or EU, on January 31, 2020, an event commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom and the EU. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency, or EMA, relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may subject us to unexpected duty costs or other non-tariff barriers. These developments, or the perception that any of these developments could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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

If bemarituzumab were approved for the treatment of previously untreated, advanced gastric or GEJ cancer, it could face competition from currently-approved and marketed products, including 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, oxaliplatin, carboplatin, paclitaxel, irinotecan, and docetaxel, as well as antibodies that bind to PD1/PD-L1, including BMS/Ono Pharmaceutical Co., Ltd.’s Opdivo monotherapy and Opdivo in combination with BMS/Ono’s Yervoy® (ipilimumab) anti-CTLA-4 antibody, Merck & Co., Inc.’s Keytruda® (pembrolizumab) anti-PD1 antibody, AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi® (durvalumab) anti-PD-L1 antibody, BeiGene Ltd.’s tislelizumab anti-PD1 antibody, Innovent Biologics Inc./Eli Lilly and Company’s Tyvyt® (sintilimab) anti-PD1 antibody, Incyte Corporation/MacroGenics, Inc./Zai Lab’s retifanlimab (INCMGA0012) anti-PD1 antibody, and Jiangsu Hengrui Medicine Co., Ltd.’s AiRuiKa™ (camrelizumab, SHR-1210) anti-PD1 antibody, and Elevar Therapeutics, Inc./Jiangsu Hengrui Medicine Co., Ltd.’s rivoceranib (ex-China)/apatinib (China) small molecule targeting VEGFR2, Astellas Pharma Inc.’s zolbetuximab anti-Claudin 18.2 antibody, and AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which includes measures that have changed the way healthcare is financed by both governmental and private insurers. There remain judicial and congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The federal Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective on January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless Congress takes additional action. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal legislation designed to, among other things, increase transparency in drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. On July 24, 2020, the Trump administration announced four Executive Orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including one that would tie Medicare Part B drug prices to international drug prices; one that directs the Department of Health and Human Services, or HHS, to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors regarding certain discounts for plans, pharmacies and pharmaceutical benefit managers; and one that reduces costs of insulin and EpiPens to patients of federally qualified health centers.

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

•

The federal Open Payments program requires manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and

•

Analogous state and foreign laws and regulations impose similar restrictions to those described above, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to report information on the pricing of certain drugs, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the EU General Data Protection Regulation, or GDPR, which imposes privacy and security obligations on any entity that collects or processes health data from individuals located in the EU and became enforceable on May 25, 2018. As well as complicating our compliance efforts, these laws could subject us to penalties or significant legal liability in the event that we fail or are unable to comply. For example, significant non-compliance with the GDPR may result in the imposition of fines of up to 20 million euros or up to four percent of the annual global turnover of the responsible entity, whichever is greater.

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

To succeed, we must recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In January 2019, we announced our implementation of a corporate restructuring, or the January restructuring, to focus our resources on our clinical development and late-stage research programs. In connection with the January restructuring, we eliminated 41 positions, representing approximately 20% of our then-current headcount. In October 2019, we implemented a second corporate restructuring, or the October restructuring, to extend our cash runway and ensure our long-term sustainability. In connection with the October restructuring, we reduced our workforce by 63 positions across all functions. We believe the restructurings have harmed our ability to attract and retain qualified personnel and resulted in reduced morale among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit sensitive information, including intellectual property, proprietary business information, personal information and other confidential information belonging to us and to third parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We also outsource elements of our operations, including elements of our information technology infrastructure, to third-party vendors, and as a result, these vendors may have access to our computer networks or our confidential information. In addition, many of those vendors subcontract or outsource to other third parties some of their responsibilities under our agreements with such vendors. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the nature of the sensitive information stored on these systems, make such systems particularly vulnerable to internal and external attacks, both unintentional and malicious. In addition, as disclosed elsewhere in this report, including in this “Risk Factors” section, in response to the ongoing COVID-19 pandemic, state and local authorities have issued shelter-in-place orders and implemented other restrictions to control the spread of COVID-19. These restrictions have resulted in office closures and travel restrictions that have required our and our vendors’ and business partners’ personnel to transition to remote working arrangements, which increases the risk that our systems, or those of our vendors or business partners, and any confidential or sensitive information contained in such systems may be subject to a security breach, incident, attack or other exposure. Potential vulnerabilities can be exploited through inadvertent or intentional actions of our employees, third-party vendors, and business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity and are being conducted by sophisticated and organized groups and individuals, including organized criminal groups, “hacktivists,” nation-states and others, with a wide range of motives, including industrial espionage, and expertise. In addition to the extraction of sensitive information, such attacks could involve the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of such information. In addition, the prevalent use of mobile devices, including personal mobile devices, increases the risk of the occurrence of data security incidents.

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

•	Zai Lab may be unable to obtain regulatory approval to commercialize bemarituzumab, even if preclinical and clinical testing is successful;
•	Zai Lab may not succeed in obtaining sufficient reimbursement for bemarituzumab if approved;
•	existing or future products or technologies developed by competitors may be safer, more effective, more conveniently delivered to patients or otherwise better accepted than bemarituzumab; and
•	public health crises, such as the ongoing COVID-19 pandemic currently impacting countries worldwide, may adversely impact the development and commercialization of bemarituzumab.

In addition, we could be adversely affected by:

•	Zai Lab’s failure to timely perform its obligations under our collaboration agreements;
•	Zai Lab’s failure to timely or fully develop or effectively commercialize bemarituzumab; or
•	a material contractual dispute with Zai Lab.

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

We may not succeed in establishing and maintaining additional license agreements or product or clinical collaborations with strategic partners, which could adversely affect our ability to generate funding or develop and commercialize product candidates.

A part of our strategy is to establish license agreements and product and clinical collaborations with strategic partners, including major biotechnology or pharmaceutical companies, with respect to the product candidates we are researching or developing. These licenses and collaborations allow us to supplement our development, manufacturing, regulatory and commercialization capabilities to broaden and accelerate clinical development and commercialization of our product candidates, provide us with significant funding to advance our pipeline and validate our technology. We face significant competition in seeking appropriate partners for additional licenses and collaborations and the negotiation process is time-consuming and complex and the outcome uncertain. Moreover, we may not succeed in our efforts to establish additional licenses or collaborations or other alternative arrangements for any of our other existing or future product candidates and programs because development of our product candidates and programs may be deemed to be too early in development or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or otherwise to timely become competitive marketable products, if approved. Even if we succeed in our efforts to establish new product licenses or collaborations, the terms that we agree upon may not be favorable to us and we may not be able to maintain such licenses or collaborations if, for example, development or approval of the applicable product candidate is delayed or sales of such product candidate, once approved, are disappointing. Any delay in entering into new license or collaboration agreements related to our product candidates could delay the development and commercialization of such product candidates and reduce their competitiveness if they reach the market.

Moreover, if we fail to timely establish and maintain licenses or collaborations related to our product candidates:

•	we would not receive revenue from these licenses or collaborations within the timeframe we planned or at all;
•	our cash expenditures related to continued development of these product candidates would increase and we may need to seek additional financing;
•	if we are unable to secure additional financing, the development of our current or future product candidates may be delayed or terminated;
•	we may be required to hire additional employees for which we have not budgeted, or otherwise develop expertise in areas in which we may have limited experience, such as sales and marketing; and
•	we will bear all the risk related to the development of any such product candidates.

We may not succeed in executing strategic transactions to acquire or in-license rights to additional product candidates.

As part our October 2019 restructuring, we shifted our focus from in-house discovery and research to supplementing our development pipeline by looking to selectively acquire or in-license, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies. We continue to evaluate for potential acquisition or licensing assets that are IND-ready or in early clinical development and that we can leverage our in-house development capabilities to develop to data read-outs in the near- to medium-term. Our primary focus remains on oncology therapeutics. If we are unable to identify product candidates or otherwise successfully execute transactions granting us rights to such product candidates within our desired timeframes or at all, we will not be able to grow our development pipeline, which could adversely affect our business and financial condition. We may fail to successfully execute strategic acquisitions of or in-licenses for rights to develop product candidates for numerous reasons. Suitable acquisition or in-licensing opportunities may not exist, which could impair our ability to grow or obtain access to products or technologies that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater financial and other resources, compete with us for these opportunities and may succeed in acquiring or licensing third-party product candidates before we do. Even if appropriate opportunities are available, we may not be able to successfully identify such opportunities or they may not be available to us on terms that are commercially reasonable or otherwise acceptable to us.

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

Our CROs and their representatives that perform services for us are not our employees. Except for remedies available to us in connection with our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. Our CROs may not successfully carry out their contractual duties or obligations or meet expected deadlines, and the quality or accuracy of the clinical data they obtain may be compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons. In addition, our CROs and other third parties we engage in connection with the conduct of our clinical trials may experience business interruptions as a result of shelter-in-place or similar orders or other effects of the ongoing COVID-19 pandemic. As a result, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In such a case, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or significantly limited.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months and, as a result of the restructurings and other cost control measures, we expect our expenses to decrease in the short term. However, we expect our research and development expenses may increase in connection with our ongoing activities, particularly if we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate, including as a result of the COVID-19 pandemic. For example, as we move our product candidates through preclinical studies and into clinical development, we may observe adverse results that require us or one of our collaboration partners to terminate the program for a product candidate. Alternatively, we may be required to conduct additional research or development activities or studies for a product candidate or substantially redesign a product candidate, each of which could lengthen the development process and increase our development costs for such product candidate. If we initiate additional clinical trials for certain product candidates, we may need to raise additional funds or otherwise obtain funding through product collaborations beyond the collaborations we currently have in place. In any event, we will require additional capital to develop, obtain regulatory approval for and to commercialize our current and future product candidates.

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

If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to halt or delay our ongoing development efforts and may be prevented from pursuing further development and commercialization of our product candidates, and we may be required to halt or delay any acquisition or in-licensing of new product candidates or may be prevented from pursuing further acquisition or in-licensing opportunities, each of which could have a material adverse effect on our business, operating results and prospects.

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

Until we generate sufficient product revenue, if ever, we expect to finance our future cash needs through public or private equity or debt offerings, collaborations, strategic alliances and other similar licensing transactions. Additional capital may not be available on reasonable terms, if at all. On August 6, 2020, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, acting as sales agent, pursuant to which we may offer and sell, from time to time through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million, in a series of one or more at-the-market equity offerings, or collectively, the ATM program. To date, we have not sold any shares of our common stock under the ATM program. To the extent that we raise additional funds through the issuance of additional debt or equity securities, our fixed payment obligations could increase and the ownership interests of our existing stockholders may be diluted. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that restrict our operations and potentially impair our competitiveness, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

We expect to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our cabiralizumab collaboration agreement, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the quarter ended June 30, 2020, we reported a net loss of $16.9 million.

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

Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, California Assembly Bill 85, or AB 85, was signed into law by Governor Gavin Newsom on June 29, 2020. AB 85 suspends the California NOL deductions for 2020, 2021 and 2022 for certain taxpayers and imposes a limitation of certain California tax credits for 2020, 2021 and 2022. AB 85 disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for NOL deductions disallowed by this provision will be extended. As a result, if we earn net taxable income during this period, our ability to use tax attributes may be limited and increase state taxes owed. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Risks Related to the Ownership of Our Common Stock

The market price of our stock is volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $1.86 to $60.89 through August 5, 2020. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this report, may have a significant impact on the market price of our common stock:

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

In addition, the stock market in general, and The Nasdaq Global Select Market and biotechnology companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

As of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 42% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Item 6. Exhibits

The exhibits filed as part of this report are set forth below and are incorporated herein by reference.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K (File No. 001-36070), as filed with the SEC on September 23, 2013).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).

10.1+	Offer Letter Agreement by and between the company and Thomas Civik, dated as of April 6, 2020.

10.2+	Amendment to Offer Letter Agreement by and between the company and William R. Ringo, dated as of April 16, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this report), irrespective of any general incorporation language contained in such filing.

+Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Thomas Civik
Date: August 6, 2020	Thomas Civik
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David V. Smith
Date: August 6, 2020	David V. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)