Form 10-Q
period 2020-09-30
FIVE PRIME THERAPEUTICS, INC.
filed 2020-11-03
CIK 1175505

CRO

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, the number of outstanding shares of the registrant’s common stock was 38,037,666.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q, or this report, contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•

the impact of the COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;

•	our estimates regarding our expenses, revenues, anticipated capital requirements and needs for additional financing;
•	our receipt of future milestone payments and/or royalties, and the timing of such payments;
•	our or our partners’ ability to timely advance product candidates into and through clinical data readouts and successful completion of clinical trials;
•	the timing of the initiation, progress and results of preclinical studies and research and development programs;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	the implementation, timing and likelihood of success of our plans to develop companion diagnostics for our product candidates;
•	our ability to establish and maintain collaborations and necessary licenses;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and technology;
•	the size of patient populations targeted by products we or our partners develop and market adoption of such products by physicians and patients;
•	the extent of protein overexpression or gene amplification in certain patient populations;
•	the timing or likelihood of regulatory filings and approvals for products we or our partners develop;
•	the ability to negotiate adequate pricing, coverage and adequate reimbursement for our product candidates with third parties and government authorities;
•	developments relating to our competitors and our industry;
•	our expectations regarding licensing, acquisitions and strategic operations; and
•	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators conduct activities related to our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FIVE PRIME THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,019	$55,800
Marketable securities	75,350	100,580
Receivables from collaborative partners	1,483	4,097
Income tax receivable	6,630	—
Prepaid and other current assets	3,793	6,243
Total current assets	123,275	166,720
Restricted cash	1,543	1,543
Property and equipment, net	11,691	22,534
Operating lease, right-of-use assets	19,854	30,934
Other long-term assets	4,018	2,411
Total assets	$160,381	$224,142

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$396	$1,184
Accrued personnel-related expenses	5,174	6,805
Other accrued liabilities	12,028	9,659
Operating lease obligations, current portion	4,198	4,080
Deferred revenue, current portion	1,251	1,296
Total current liabilities	23,047	23,024
Deferred revenue, long-term portion	—	5,113
Operating lease obligations, long-term portion	42,103	45,532
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,589,525 issued and 35,620,167 outstanding at September 30, 2020; 36,280,368 issued and 35,219,791 outstanding at December 31, 2019.	36	35
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	590,544	582,243
Accumulated other comprehensive income	10	78
Accumulated deficit	(495,359)	(431,883)
Total stockholders' equity	95,231	150,473
Total liabilities and stockholders' equity	$160,381	$224,142

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Operations

(In thousands, except per share amounts)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue	$2,048	$2,984	$8,886	$11,664
License revenue	—	—	5,000	—
Total revenue	2,048	2,984	13,886	11,664
Operating expenses:
Research and development	21,446	26,948	52,575	88,126
General and administrative	13,712	13,206	32,198	33,377
Total operating expenses	35,158	40,154	84,773	121,503
Loss from operations	(33,110)	(37,170)	(70,887)	(109,839)
Interest income	59	1,100	783	3,996
Other (expense) income, net	(2)	1	(2)	(2)
Loss before income tax	(33,053)	(36,069)	(70,106)	(105,845)
Income tax benefit	6,630	—	6,630	—
Net loss	(26,423)	(36,069)	(63,476)	$(105,845)
Basic and diluted net loss per common share	$(0.74)	$(1.03)	$(1.79)	$(3.03)
Weighted-average shares used to compute basic and diluted net loss per common share	35,521	34,996	35,404	34,901

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Comprehensive Loss

(In thousands)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(26,423)	$(36,069)	$(63,476)	$(105,845)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(12)	(63)	(68)	185
Comprehensive loss	$(26,435)	$(36,132)	$(63,544)	$(105,660)

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

 (Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	35,219,791	$35	$582,243	$78	$(431,883)	$150,473
Issuance of common stock under equity incentive plans	169,324	—	—	—	—	—
Repurchase of shares to satisfy tax withholding obligations	(65,059)	—	(277)	—	—	(277)
Stock-based compensation expense	—	—	4,482	—	—	4,482
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(20,116)	(20,116)
Balances at March 31, 2020	35,324,056	$35	$586,448	$59	$(451,999)	$134,543
Issuance of common stock under equity incentive plans	192,759	—	299	—	—	299
Repurchase of shares to satisfy tax withholding obligations	(35,591)	—	(103)	—	—	(103)
Stock-based compensation expense	—	—	2,179	—	—	2,179
Other comprehensive loss	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(16,937)	(16,937)
Balances at June 30, 2020	35,481,224	$35	$588,823	$22	$(468,936)	$119,944
Issuance of common stock under equity incentive plans	202,182	—	29	—	—	29
Issuance of common stock under at-the-market equity offerings	6,500	—	—	—	—	—
Repurchase of shares to satisfy tax withholding obligations	(69,739)	1	(369)	—	—	(368)
Stock-based compensation expense	—	—	2,061	—	—	2,061
Other comprehensive loss	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(26,423)	(26,423)
Balances at September 30, 2020	35,620,167	$36	$590,544	$10	$(495,359)	$95,231

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	34,745,721	$34	$559,892	$(106)	$(294,681)	$265,139
Issuance of common stock under equity incentive plans	150,666	—	222	—	—	222
Repurchase of shares to satisfy tax withholding obligations	(57,703)	—	(670)	—	—	(670)
Stock-based compensation expense	—	—	4,872	—	—	4,872
Other comprehensive gain	—	—	—	148	—	148
Net loss	—	—	—	—	(35,385)	(35,385)
Balances at March 31, 2019	34,838,684	$34	$564,316	$42	$(330,066)	$234,326
Issuance of common stock under equity incentive plans	131,586	—	772	—	—	772
Repurchase of shares to satisfy tax withholding obligations	(5,957)	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	5,863	—	—	5,863
Other comprehensive gain	—	—	—	100	—	100
Net loss	—	—	—	—	(34,391)	(34,391)
Balances at June 30, 2019	34,964,313	$34	$570,893	$142	$(364,457)	$206,612
Issuance of common stock under equity incentive plans	264,419	—	4	—	—	4
Repurchase of shares to satisfy tax withholding obligations	(129,632)	—	(706)	—	—	(706)
Stock-based compensation expense	—	—	8,656	—	—	8,656
Other comprehensive loss	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(36,069)	(36,069)
Balances at September 30, 2019	35,099,100	$34	$578,847	$79	$(400,526)	$178,434

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Statements of Cash Flows

(In thousands)

 (Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(63,476)	$(105,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,701	3,850
Impairment of fixed assets	5,036	—
Impairment of ROU assets	8,792	—
Stock-based compensation expense	8,722	19,391
Amortization of discounts and premiums on marketable securities	(140)	(1,925)
Non-cash operating lease expense	1,894	1,739
Write-off of ROU assets	394	—
Gain on disposal of property and equipment	(3,617)	—
Changes in operating assets and liabilities:
Receivables from collaborative partners	2,614	1,432
Income tax receivable	(6,630)
Prepaid, other current assets and other long-term assets	812	5,413
Accounts payable	(759)	2,978
Accrued personnel-related expenses	(1,631)	(1,389)
Deferred revenue	(5,158)	(4,717)
Other accrued liabilities, and other long-term liabilities	2,369	(3,175)
Operating lease liabilities	(3,311)	(1,999)
Net cash used in operating activities	(51,388)	(84,247)
Investing activities
Purchases of marketable securities	(109,964)	(180,551)
Maturities of marketable securities	135,266	271,792
Proceeds from sales of property and equipment	6,737	—
Purchases of property and equipment	(44)	(1,578)
Net cash provided by investing activities	31,995	89,663
Financing activities
Proceeds from issuance of common stock under equity incentive plans	329	998
Proceeds from at-the-market equity offerings of common stock, net	32	—
Repurchase of shares to satisfy tax withholding obligations	(749)	(1,434)
Net cash used in financing activities	(388)	(436)

Net (decrease) increase in cash and cash equivalents and restricted cash	(19,781)	4,980
Cash, cash equivalents and restricted cash at beginning of period	57,343	45,496
Cash, cash equivalents and restricted cash at end of period	$37,562	$50,476

Supplemental disclosure
Property and equipment purchases included in accrued liabilities	$—	$29

Supplemental cash flow information
Cash and cash equivalents at beginning of period	$55,800	$43,953
Restricted cash at beginning of period	1,543	1,543
Cash, cash equivalents and restricted cash at beginning of period	$57,343	$45,496

Cash and cash equivalents at end of period	$36,019	$48,933
Restricted cash at end of period	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	$37,562	$50,476

The accompanying notes are an integral part of these unaudited financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

September 30, 2020

1.	Description of Business

Five Prime Therapeutics, Inc. (we, us, our, or the company) is a clinical-stage biotechnology company focused on developing immune modulators and precision therapies to improve the lives of patients with solid tumor cancers. We were incorporated in December 2001 in Delaware. Our operations are based in South San Francisco, California, and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of September 30, 2020 is unaudited. The financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 27, 2020, or our Annual Report.
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

The COVID-19 pandemic may impact the development timelines for our clinical and preclinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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

Fair Value Measurements

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify assets as Level 3 within the valuation hierarchy. We had a non-recurring Level 3 fair value measurement as of September 30, 2020 related to our operating lease right-of-use asset and related leasehold improvements and furniture and fixtures as part of an impairment review in connection with our execution of a sublease agreement with Sutro Biopharma, Inc., or Sutro, pursuant to which we sublet to Sutro office and laboratory space at our current facilities. See Note 6 for additional information regarding this sublease.

The following table summarizes our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	September 30, 2020
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$18,818	$18,818	$—	$—
U.S. Treasury securities	47,350	47,350	—	—
Agency bonds	6,264	6,264	—	—
Commercial paper	23,986	—	23,986	—
Certificate of deposit	1,543	—	1,543	—
Total	$97,961	$72,432	$25,529	$—

	December 31, 2019
		Basis of Fair Value
		Measurements
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$21,706	$21,706	$—	$—
U.S. Treasury securities	35,498	35,498	—	—
Agency bonds	48,834	48,834	—	—
Corporate bonds	1,800	—	1,800	—
Commercial paper	19,195	—	19,195	—
Certificate of deposit	1,543	—	1,543	—
Total	$128,576	$106,038	$22,538	$—

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

We excluded the following securities from the calculation of basic net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Options to purchase common stock	5,005	3,706	4,587	3,868
Restricted stock awards (RSAs)	1,116	1,728	1,186	1,313
	6,121	5,434	5,773	5,181

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

In connection with the corporate restructuring we undertook in October 2019, or the October 2019 restructuring, we entered into a sublease agreement with Sutro in September 2020 in order to reduce our corporate facilities footprint. Accordingly, we evaluated our operating lease right-of-use asset and related leasehold improvements and furniture and fixtures and determined that the lease cost for the term of the sublease exceeded the anticipated sublease income for that same period. We calculated the fair value of this asset group using discounted cash flows, which have significant unobservable inputs related to the discount rate and forecasts of future cash flows. We elected to exclude the operating lease obligations from the asset group when testing whether the carrying amount of the asset group is recoverable. As a result, we classified the fair value of this asset group within Level 3 of the fair value hierarchy. See Note 6 for additional information regarding this sublease.

Restructuring and Other Charges

We account for costs related to our 2019 corporate restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations, or ASC 420. Under ASC 420, one-time termination costs communicated to employees are accrued on the communication date, whereas termination costs that require employees to render future service beyond a minimum retention period are recognized ratably over the future service period.

We recognize other restructuring costs, including lease or other contract termination costs incurred in connection with terminating a contract before the end of its term, when we terminate the contract in accordance with its terms. See Note 7 for additional information regarding charges related to our 2019 corporate restructurings.

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

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement–Disclosure Framework (Topic 820), or ASU 2018-13. The updated guidance in ASU 2018-13 enhances the disclosure requirements on fair value measurements. We adopted ASU 2018-13 effective January 1, 2020. The adoption of ASU 2018-13 had no effect on our financial statements and disclosures.

In June 2016, FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), or ASU 2016-13. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and requires consideration of a broader range of information to estimate credit losses. We adopted ASU 2016-13, effective January 1, 2020, using a modified retrospective approach, with certain exceptions. The impact of the adoption had no effect on our financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of our payment partners, and external market factors.

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

Accounting Pronouncements Not Yet Adopted

In December 2019, FASB issued ASU 2019-12, Income Taxes–Simplifying the Accounting for Income Taxes (Topic 740), or ASU 2019-12. The updated guidance in ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted. We are currently assessing the timing and impact of our adoption of ASU 2019-12.

3.Cash Equivalents and Marketable Securities

The following table summarizes our cash equivalents and marketable securities aggregated by investment category (in thousands):

	September 30, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$18,818	$—	$—	$18,818
U.S. Treasury securities	47,344	6	—	47,350
Agency bonds	6,262	2	—	6,264
Commercial paper	23,984	2	—	23,986
Total cash equivalents and marketable securities	96,408	10	—	96,418
Less: cash equivalents	(21,068)	—	—	(21,068)
Total marketable securities	$75,340	$10	$—	$75,350

	December 31, 2019
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$21,706	$—	$—	$21,706
U.S. Treasury securities	35,471	27	—	35,498
Agency bonds	48,790	44	—	48,834
Corporate bonds	1,800	—	—	1,800
Commercial paper	19,188	7	—	19,195
Total cash equivalents and marketable securities	126,955	78	—	127,033
Less: cash equivalents	(26,453)	—	—	(26,453)
Total marketable securities	$100,502	$78	$—	$100,580

There were no marketable securities in a continuous unrealized loss position for 12 months or less as of September 30, 2020 and December 31, 2019. There were no sales of available-for-sale securities in any of the periods presented. As such, no allowance for credit losses was necessary.

As of September 30, 2020, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$75,340	$75,350
Total marketable securities	$75,340	$75,350

We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.
4.	Equity Incentive Plans

The following table summarizes option activity under our equity incentive plans and related information:

	Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2019	3,314,722	$20.50
Options granted	2,000,502	4.37
Options exercised	(32,925)	5.19
Options forfeited	(218,564)	9.65
Options expired	(80,107)	21.19
Balance at September 30, 2020	4,983,628	14.59	6.77
Options exercisable at September 30, 2020	2,986,279	20.14	5.17

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

The following table summarizes RSA activity under our 2013 Omnibus Incentive Plan and related information:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at December 31, 2019	1,060,577	$11.24
RSAs granted	614,950	4.91
RSAs vested	(478,007)	13.76
RSAs forfeited	(228,162)	10.84
Unvested balance at September 30, 2020	969,358	6.08

As of September 30, 2020, there were 2,305,580 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$958	$2,323	$2,633	$6,706
General and administrative	1,103	6,333	6,089	12,685
Total	$2,061	$8,656	$8,722	$19,391

We estimated the fair value of stock options using the Black-Scholes option pricing model based on the date of grant of the applicable stock option with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected term (years)	6.0	5.3-6.0	5.0-6.3	5.5-6.3
Expected volatility	73.2%	67.0%	68.9%-73.2%	67.0%-67.7%
Risk-free interest rate	0.4%	1.6%-1.7%	0.4%-1.3%	1.6%-2.5%
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2020, we had $7.2 million of total unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.9 years. Additionally, we had $2.7 million of total unrecognized compensation expense related to employee RSAs that we expect to recognize over a weighted-average period of 2.2 years.

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

The exchange of stock options was treated as a modification for accounting purposes. The unamortized incremental expense remaining on the new options was fully recognized as of July 29, 2020 using the Black-Scholes option pricing model over the new service period that began on the modification date of July 29, 2019. We are recognizing the unamortized expense remaining on the tendered options of $0.3 million as of September 30, 2020 over the remainder of the original requisite service period.

5.License and Collaboration Arrangements

The following tables present changes during the nine months ended September 30, 2020 in the balances of our contract assets, including receivables from collaboration partners, and contract liabilities, including deferred revenue (in thousands):

Contract Assets
Balance at December 31, 2019	$4,097
Additions	3,747
Deductions	(6,361)
Balance at September 30, 2020	$1,483

Contract Liabilities
Balance at December 31, 2019	$6,409
Additions for advance billings	1,362
Deductions for performance obligations satisfied in current period	(4,221)
Deductions for updates to the measure of progress and decrease in transaction price from prior periods	(2,299)
Balance at September 30, 2020	$1,251

Bristol-Myers Squibb Company

Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with Bristol-Myers Squibb Company, or BMS.

We identified one performance obligation under the immuno-oncology research collaboration for the research license to access our technology, the exclusive commercial license and research activities. BMS’s option to select additional collaboration targets is not priced at a discount and therefore does not represent one or more performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million non-refundable upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained since it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. For the three and nine months ended September 30, 2020, no milestone payments were triggered under the immuno-oncology research collaboration. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2020, no adjustments were made to the transaction price.

Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. As the performance obligation was fully satisfied through March 31, 2019, the transaction price of $36.1 million was fully recognized as collaboration revenue. Revenue recognized from the performance obligation was $0 for each of the three months ended September 30, 2020 and 2019, and $0 and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our clinical research organization, or CRO, as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. As the performance obligation was fully satisfied through June 30, 2020, the transaction price of $30.0 million was fully recognized as collaboration revenue. We recognized $0 and $0.9 million of the transaction price as revenue for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively. Total revenue recognized for reimbursements for the three months ended September 30, 2020 and 2019 was $0 and $0.7 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $1.7 million and $3.1 million, respectively.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) the license grant to BMS and (2) the transfer of licensed know-how to BMS. The transaction price consisted of the $350.0 million non-refundable up-front fee. As the performance obligations were fully satisfied in 2015, the transaction price of $350.0 million was fully recognized as revenue concurrent with the transfer of the license and know-how in prior years. We concluded that the transaction price should not yet include milestone payments that may become due, as they are fully constrained. For the three and nine months ended September 30, 2020, no milestone payments were triggered under the cabiralizumab collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2020, no adjustments were made to the transaction price.

Zai Lab (Shanghai) Co., Ltd.

In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan. We are currently dosing patients in a global double-blind Phase 2 clinical trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced FGFR2b+/HER2- gastric or GEJ cancer, which we refer to as our FIGHT trial. We are conducting the FIGHT trial in China in collaboration with Zai Lab.

We identified the following performance obligations under the China collaboration agreement: (1) the license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the license grant, and (2) the development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. The transaction price of $9.6 million consists of the $3.7 million of expected reimbursement from Zai Lab for global development activities, $4.2 million non-refundable upfront fee and $1.7 million clinical development milestone payment. We have not included the regulatory milestone payments in the transaction price, as all such milestone amounts are fully constrained. For the three and nine months ended September 30, 2020, no milestone payments were triggered under the China collaboration agreement. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. During the three and nine months ended September 30, 2020, the transaction price increased to $9.6 million from $8.9 million and was reduced to $9.6 million from $14.7 million, respectively, primarily as a result of our decision to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial.

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

Revenue recognized for the license grant performance obligation was $1.9 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $5.2 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. Total revenue recognized for the companion diagnostics development performance obligation was $0.2 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively. Of the remaining transaction price of $1.3 million, we recorded $0.6 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $0.7 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

Seagen Inc.

In February 2020, we entered into a global license agreement, or the Seagen license agreement, with Seagen Inc., or Seagen, pursuant to which we granted Seagen an exclusive worldwide license to a family of monoclonal antibodies that are directed to a single target and Seagen is responsible for research, development, manufacturing and commercialization of novel antibody-drug conjugate products based on these antibodies.

Pursuant to the Seagen license agreement, Seagen paid us an upfront fee of $5.0 million. Additionally, we are eligible to receive up to (i) $132.0 million in specified developmental and regulatory milestone payments for the first achievement of such milestone events by the first licensed product, (ii) $68.0 million in specified developmental and regulatory milestone payments for the first achievement of such milestone events by the second licensed product, and (iii) $19.0 million in specified developmental and regulatory milestone payments for each achievement of such milestone events by a subsequent licensed product. We are also eligible to receive up to $162.5 million in sales-based contingent payments per licensed product. Seagen will also be obligated pay us an additional mid-single-digit percentage royalty on net sales of each licensed product in a region until the latest of: (i) 11 years after the first commercial sale of such licensed product in such region; (ii) the expiration of certain patents covering such licensed product in such region; and (iii) the date on which any applicable regulatory exclusivities with respect to such licensed product expire in such region. We are also eligible to receive annual maintenance fees of $0.2 million.

Unless earlier terminated by either party, the Seagen agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of Seagen’s royalty term with respect to each licensed product in the applicable country under the agreement. Seagen may terminate the agreement in its entirety at any time with advance written notice. Either party may terminate the agreement in its entirety with written notice for the other party’s material breach if such other party fails to cure the breach. . We may terminate the agreement in its entirety if Seagen or its affiliates or sublicensees commences a legal action challenging the validity, enforceability or scope of any of our patents. Either party also may terminate the agreement in its entirety upon certain insolvency events involving the other party.

Under the Seagen license agreement, we identified one performance obligation for the license grant. The transaction price consists of the $5.0 million non-refundable upfront fee. As the performance obligation was fully satisfied as of March 31, 2020, the transaction price of $5.0 million was fully recognized. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved clinical and regulatory development milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. For the three and nine months ended September 30, 2020, no milestone payments were triggered under the Seagen license agreement. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. For the three and nine months ended September 30, 2020, no revenue was recognized for consulting support. We will re-evaluate the transaction price for the Seagen license agreement in each reporting period as uncertain events are resolved and other changes in circumstances occur.

6.Leases

We adopted ASU 2016-02, Leases (Topic 842), or ASU 2016-02, effective January 1, 2019, using the updated modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. We recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2019. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption. We elected the package of practical expedients permitted under the transition guidance that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We have not reassessed whether any contracts entered into prior to adoption are leases. In addition, we elected the accounting policy of not recording short-term leases with a lease term at the commencement date of twelve months or less on the balance sheet as permitted by the new standard.

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

We entered into a lease agreement for our corporate office and laboratory facility in December 2016, which we refer to as the facility lease. We moved into this corporate office and laboratory facility in December 2017. The facility lease has an initial term of 10 years, beginning on the rent commencement date, with an option to extend the lease for an additional period of five years. We did not have to pay rent until the rent commencement date of January 1, 2018, and rent was reduced by 50% for the first six months. The facility lease contains scheduled rent increases over the lease term. We received lease incentives from our landlord for a portion of the costs of leasehold improvements we made to the premises. In addition, the facility lease required us to deliver an irrevocable standby letter of credit in an amount of $1.5 million to the landlord for the period commencing on the effective date of the facility lease until at least 60 days after the expiration of the lease, subject to 50% reduction on January 1, 2023 if certain conditions are met.

The discount rate of our facility lease is 7%, and the remaining lease term of our facility lease is seven years as of September 30, 2020.

In July 2018, we entered into a lease agreement for the installation, operational qualifications and performance qualifications of four sequencing instruments to support our bemarituzumab program, which we refer to as the instruments lease. The instruments lease has two three-year terms based on delivery dates for the first three instruments in July 2018 and the fourth instrument in February 2019. The instruments lease contains consistent rent payments over the term of the lease. We terminated the instruments lease in May 2020, and the $0.7 million accrued for the remaining lease payments beginning in June 2020 was fully paid in the third quarter of 2020. The termination of the instruments lease was accounted for by derecognizing the lease assets from the balance sheet in the second quarter of 2020. The lease liabilities were derecognized from the balance sheet as the liabilities were extinguished when the final lease payment was made.

Sublease

In October 2019, we commenced a corporate restructuring to extend our cash runway and ensure long-term sustainability. As part of the restructuring, in order to reduce our corporate facilities footprint, in September 2020, we entered into a sublease agreement with Sutro, or the facility sublease, pursuant to which we agreed to sublet to Sutro the approximately 115,466 rentable square feet of office and laboratory space that we currently lease at 111 Oyster Point Boulevard, South San Francisco, California, or the premises. The facility sublease is subordinate to the facility lease. The facility sublease has a total term of approximately 6.5 years, beginning on the rent commencement date, with no option to extend the facility sublease. The term of the facility sublease concludes at the same time as the underlying facility lease. We determined that the facility sublease is an operating lease, which is consistent with the classification of the underlying facility lease.

Under the facility sublease, we will sublet three of the four floors of the premises, or the initial premises, with Sutro’s obligation to pay rent beginning on the rent commencement date of July 2, 2021, or the initial premises commencement date, for the initial premises. The initial premises commencement date was determined as nine months after October 2, 2020, which was the date of the written consent of the landlord of the underlying facility lease. We will sublet the fourth floor, or the expansion premises, on the date that is 24 months following the initial premises commencement date, or sooner if Sutro provides six months’ prior written notice, or the expansion premises commencement date. Sutro’s obligation to pay rent for the expansion premises will commence on the expansion premises commencement date. The facility sublease contains scheduled rent increases over the sublease term.

We will recognize sublease income on a straight-line basis beginning in the fourth quarter of 2020. Variable sublease payments under the facility sublease will be recognized when the corresponding variable lease payments under the facility lease are incurred.

With the execution of the facility sublease, in which the lease cost for the term of the facility sublease exceeds the anticipated sublease income for that same period, we tested the operating lease right-of-use assets and related leasehold improvements and furniture and fixtures for impairment as of September 1, 2020. We recorded an impairment loss of $13.8 million on the operating lease right-of-use asset and related leasehold improvements and furniture and fixtures as they relate to the initial premises, of which we recorded $7.3 million in our research and development costs and $6.5 million in our general and administrative costs within our statement of operations. The impairment loss adjusted all of the carrying values of the operating lease right-of-use assets to $20.1 million, the leasehold improvements to $11.2 million, and the furniture and fixtures to $0.3 million. We continue to amortize the operating lease right-of-use asset, at its revised carrying value, to operating lease cost, but now on a straight-line basis. Prior to September 1, 2020, the single lease cost was calculated so that the cost of the lease was allocated over the lease term on a straight-line basis. As of September 1, 2020, the cost of the lease is no longer recognized on a straight-line basis due to variability in the interest amortization. Variable lease payments that are not included in the lease liability are recognized on the statement of operations in the period in which the obligation for those payments is incurred. In addition, we continue to amortize the leasehold improvements and depreciate furniture and fixtures, each at their revised carrying values, over their remaining useful lives as those lives do not extend beyond the sublease term. The operating lease obligations did not change since we were not relieved of the primary obligation under the facility lease.

For each of the three months ended September 30, 2020 and 2019, we recognized operating lease cost of $1.5 million, and variable lease cost of $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2020 and 2019, we recognized operating lease cost of $4.9 million and $4.6 million, respectively, and variable lease cost of $1.9 million and $1.3 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.2 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively, and $6.0 million and $4.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Minimum lease payments

The table below presents the undiscounted cash flows for each of the first five years of the lease term and the total of the remaining years of the lease term. For the facility lease, the undiscounted cash flows are reconciled to the operating lease liabilities recorded on the balance sheet (in thousands):

	Facility Lease	Facility Sublease
Remainder of 2020	$1,819	$—
Years ending December 31,
2021	7,524	2,547
2022	7,787	—
2023	8,064	6,310
2024	8,341	7,476
2025 and beyond	26,825	24,034
Total minimum lease payments	$60,360	$40,367
Less: amount of lease payments representing interest	(14,059)
Present value of future minimum lease payments	$46,301
Less: operating lease obligations, current portion	(4,198)
Operating lease obligations, long-term portion	$42,103

The minimum lease payments for the facility sublease assume that the expansion premises commencement date will be 24 months following the initial premises commencement date. These amounts will be adjusted if the actual timing differs from this assumption.

7.Restructuring and other charges

In January 2019, we implemented a corporate restructuring, or the January 2019 restructuring, to focus our resources on clinical development and our late-stage research programs. Pursuant to the January 2019 restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing. The January 2019 restructuring was completed during the first quarter of 2019, and restructuring charges amounted to approximately $1.8 million for severance and other benefit costs related to the restructuring.

In October 2019, we announced a second corporate restructuring, or the October 2019 restructuring, to extend our cash runway and ensure long-term sustainability. As part of the October 2019 restructuring, we reduced our workforce by 63 positions across all functions. We expect the October restructuring to be completed by the end of 2020.

Asset Impairment Charge

In conjunction with our 2019 corporate restructurings, we evaluated the lab equipment we owned and determined that the carrying value was no longer recoverable. An impairment loss of $1.9 million was recorded in our research and development costs within our statement of operations, primarily during the fourth quarter of 2019. We reclassified the lab equipment from property and equipment to assets held for sale within our balance sheet for the first quarter of 2020. In April 2020, we sold the majority of the lab equipment through an auction conducted by a third-party vendor. We recorded a gain of $0 and $3.4 million for the proceeds of such auction against our research and development costs in operating expenses within our statement of operations for the three and nine months ended September 30, 2020, respectively.

The following table summarizes management’s estimates of costs that are expected to be incurred that are probable and can be estimated as of September 30, 2020 and the actual costs incurred through September 30, 2020 in connection with our 2019 corporate restructurings (in thousands):

	Total Estimated Restructuring	Total Restructuring Cost Incurred
	Costs	To Date
Employee retention, severance and termination benefits	$7,172	$6,663
Asset impairments and other costs, net gains on sale	(3,298)	(3,298)
	$3,874	$3,365

The following table presents the components of restructuring and other related costs for the three and nine months ended September 30, 2020 and their location within our income statement (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$306	$—	$(3,711)	$1,893
General and administrative	209	—	460	—
Total	$515	$—	$(3,251)	$1,893

The following table presents the activity in the accrued personnel-related expense liability associated with the 2019 corporate restructurings for the nine months ended September 30, 2020 (in thousands):

Total Severance and
Retention Costs
Accrued balance as of December 31, 2019	$1,183
Charges	2,134
Cash payments	(1,646)
Accrued balance as of September 30, 2020	$1,671

8.Subsequent Events

On August 6, 2020, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, acting as sales agent, pursuant to which we may offer and sell, from time to time through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in a series of one or more at-the-market equity offerings. As of November 2, 2020, we have raised approximately $7.4 million in net proceeds, primarily during the fourth quarter of 2020.

In October 2020, we entered into an agreement to rent laboratory space. The term of this agreement began on November 1, 2020. This agreement has an initial term of two months and will renew automatically for subsequent two-month periods until terminated with requisite prior notice. The monthly fees for the space are approximately $0.1 million and subject to periodic increases following requisite notice from the counterparty. We are currently assessing the impact of this agreement on our financial statements.

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

•

Bemarituzumab (FPA144) is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, and that induces antibody-dependent cellular cytotoxicity that we are studying in a clinical trial in combination with 5-fluorouracil (5-FU), leucovorin and oxaliplatin, a standard-of-care chemotherapy regimen known as mFOLFOX6, as front-line treatment of patients with FGFR2b+/HER2- gastric (stomach) or gastroesophageal junction, or GEJ, cancer. In December 2017, we granted Zai Lab (Shanghai) Co., Ltd., or Zai Lab, an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

•	FPT155 is a soluble CD80 fusion protein that enhances co-stimulation of T cells through CD28 that we are studying in a clinical trial in multiple cancers.
•

FPA157 is an anti-CCR8 antibody that is engineered to deplete CCR8-expressing intratumoral regulatory CD4+ T cells. We are conducting IND-enabling activities for FPA157 and plan to file an IND in the first half of 2022.

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

We have three preclinical and late-stage research programs, including FPA157. These programs arose from our prior in-house target discovery and validation and protein therapeutic generation and engineering capabilities, which we eliminated in 2019. We expect to advance each of these programs through preclinical development relying mostly on out-sourced and contracted capabilities. In addition, we plan to supplement our product pipeline by looking to selectively acquire or license, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development expenses related to our preclinical and late-stage research programs and our clinical product candidates and other expenses related to our ongoing operations. We expect that, if we do not partner our programs, our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in each period since inception of operations in 2002, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our license and collaboration agreement for cabiralizumab, and the fiscal year ended December 31, 2011, due primarily to the $50.0 million upfront payment we received from Human Genome Sciences, Inc. from a license and collaboration agreement for FP-1039, a product candidate we were developing at the time. For the nine months ended September 30, 2020 and 2019, we reported a net loss of $63.5 million and $105.8 million, respectively.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements included in this report which we prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

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

†† Development is being conducted exclusively by Seagen Inc.

Bemarituzumab (FPA144)

We are currently dosing patients in a global double-blind Phase 2 clinical trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced FGFR2b+/HER2- gastric or GEJ cancer, which we refer to as our FIGHT trial. We are conducting the trial in China in collaboration with Zai Lab.

We identified patients for inclusion in the FIGHT trial using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a ctDNA blood-based test, which allows us to detect FGFR2 gene amplification from DNA shed by tumor cells in blood plasma. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. We excluded from eligibility for the trial any patients known to be HER2+.

We originally designed the FIGHT trial as a Phase 3 clinical trial. Given the significant cost of running the FIGHT trial as a Phase 3 trial and our current resources and priorities, our ability to continue the FIGHT trial as a Phase 3 trial would have depended on our ability to secure a partner that would pay for all or substantially all of any future development and commercialization expenses for our bemarituzumab program. Based on feedback we have received from potential partners, we believe that it would have been difficult to secure a partner for our bemarituzumab program on reasonable terms or at all without data showing the safety and efficacy of the combination of bemarituzumab and mFOLFOX6 in previously untreated patients with advanced FGFR2b+/HER2- gastric or GEJ cancer.

Accordingly, decided to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial, which we believe is the fastest path to generating meaningful safety and efficacy data regarding the potential therapeutic benefit of bemarituzumab in combination with mFOLFOX6 in previously untreated patients with advanced FGFR2b+/HER2- gastric or GEJ cancer. As a Phase 2 trial, we expect the FIGHT trial to have a sufficient number of progression-free survival (PFS) and overall survival (OS) events to generate clinically meaningful data by the end of 2020.

FPT155

We are conducting a Phase 1a/1b clinical trial of FPT155 in patients with solid tumors. As of November 2020, we have tested FPT155 in eleven dose escalation cohorts (up to 560 mg flat dosing every three weeks) in the Phase 1a dose escalation portion of the trial without any observed dose-limiting toxicities. We have not observed any evidence of cytokine-release syndrome in patients enrolled in the trial. We have observed pharmacodynamic biomarker data in the Phase 1a dose escalation portion of the trial that show expansion of central memory T cells in the blood, which is consistent with the predicted mechanism of action of FPT155 that has been observed in preclinical studies.

As part of the trial, we are also testing FPT155 as monotherapy in an exploratory cohort with tumor types and at dose levels at which we have not observed any dose-limiting toxicities and at which we have observed efficacy in preclinical models, with the objective of gaining additional data on safety, pharmacokinetics and potential preliminary single-agent clinical activity of FPT155.

We are currently enrolling in this exploratory cohort patients with tumors likely to have T cell infiltration, which are commonly referred to as “warm” or “hot” tumors, at the 560 mg dose.

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

Although we anticipate single-agent activity of FPT155, early safety data we have observed in the trial and preclinical data suggest that FPT155 may be safely combined with an anti-PD-1 therapy, and that the combination will be synergistic. Accordingly, we are evaluating patients in a dose escalation cohort in the Phase 1a portion of the trial to evaluate the combination of FPT155 and pembrolizumab in patients with non-small cell lung cancer. We have cleared the first combination cohort (70 mg of FPT155 flat dosing every three weeks) and have opened the second combination cohort (140 mg of FPT155 flat dosing every three weeks) for enrollment. We plan to follow the dose escalation of the combination with an expansion cohort evaluating a selected dose of FPT155 in combination with pembrolizumab in the same patient population.

FPA157

FPA157 is an anti-CCR8 antibody that is engineered to eliminate CCR8-expressing CD4+ regulatory T cells within solid tumors. This program originated from an in-house screen that we used to identify extracellular targets preferentially expressed by CD4+ regulatory T cells that reside within tumors. Preclinical efficacy studies performed in mouse models confirmed that depletion of CCR8-expressing intratumoral regulatory T cells yields a potent anti-tumor response. We believe FPA157 will provide therapeutic benefit to patients by removing the restraints that intratumoral regulatory T cells impose on anti-tumor immunity, and that these effects may be distinct from the PD-1 pathway.

We are currently conducting IND-enabling activities for FPA157, with the goal of filing an IND in the first half of 2022.

BMS-986258

BMS is conducting a Phase 1/2 clinical trial of BMS-986258 in combination with Opdivo and in combination with Halozyme Therapeutics, Inc.’s rHuPH20 in patients with advanced malignant tumors (NCT03446040). In light of the COVID-19 pandemic, we have withdrawn our guidance that this trial may advance from Phase 1 to Phase 2 in 2020.

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

Clinical Development and Preclinical Activities

We continue to support our active clinical sites and provide investigational drug supply for patients enrolled in our ongoing clinical trials. In response to the ongoing COVID-19 pandemic, we and our contract research organizations, or CROs, have taken measures to implement remote and virtual approaches, including remote patient monitoring, where appropriate and possible, to maintain patient safety and trial continuity and to preserve the integrity of our clinical trials. As disclosed elsewhere in this report, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of our clinical trial evaluating FPT155 if the COVID-19 pandemic adversely affects clinical trial sites’ ability to enroll or treat patients, and we may experience similar delays in enrollment in future clinical trials if the pandemic affects sites in countries in which we conduct those clinical trials. Additionally, as disclosed elsewhere in this report, BMS is conducting a Phase 1/2 clinical trial of BMS-986258 in combination with Opdivo® and in combination with Halozyme Therapeutics, Inc.’s rHuPH20 in patients with advanced malignant tumors (NCT03446040). While we had previously provided guidance that this trial may advance from Phase 1 to Phase 2 in 2020, we have withdrawn such guidance in light of the ongoing COVID-19 pandemic. The COVID-19 pandemic may also negatively impact our and our CROs’ ability to collect, clean and report clinical trial data or interact with ethics committees or other regulatory authorities due to limitations in employee resources, access to clinical sites or otherwise.

We rely on CROs to perform most of the activities related to the conduct of our clinical trials, and as a result of our October 2019 restructuring, we expect to advance our preclinical and late-stage research programs through preclinical development relying mostly on out-sourced and contracted capabilities. The ongoing COVID-19 pandemic increases the risk that the CROs or other service providers we engage will not be able to perform their contractual obligations relating to our clinical trials or preclinical studies in a timely or satisfactory manner. For example, resource limitations and social distancing requirements may affect the ability of our service providers to timely perform preclinical studies of our product candidates, which would delay our timelines and our potential clinical development of those product candidates.

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

Other Financial and Corporate Impacts

We may need or desire to seek additional funds through public or private equity or debt financings, collaborations, or strategic alliances and licensing arrangements. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, and if we need or desire to access additional capital in the future, we may be unable to do so and our operations may be negatively impacted. On August 6, 2020, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, acting as sales agent, pursuant to which we may offer and sell, from time to time through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million, in a series of one or more at-the-market equity offerings. All shares of our common stock sold have been or will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-228206). As of November 2, 2020, we have raised approximately $7.4 million in net proceeds, primarily during the fourth quarter of 2020.

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

We continue to assess the impact of the ongoing COVID-19 pandemic on our business and operations. For additional information on the risks posed to our business by the COVID-19 pandemic, see Part II, Item 1A. Risk Factors of this report.

Financial Overview

Collaboration Revenue and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under agreements with our collaboration partners and licensees. We currently have an active cabiralizumab license and collaboration agreement with BMS, an active collaboration and license agreement with Zai Lab and a license agreement with Seagen Inc., or Seagen. We completed the research terms of our immuno-oncology research collaboration with BMS in March 2019. In February 2020, we entered into a global license agreement with Seagen.

Summary of Revenue

The following is a comparison of collaboration revenue and license revenue for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

China Collaboration - Zai Lab	$2.0	$1.4	$6.3	$3.4
Cabiralizumab Collaboration - BMS	—	1.6	2.6	6.9
Immuno-oncology Research Collaboration - BMS	—	—	—	1.4
License Agreement - Seagen	—	—	5.0	—
Total revenue	$2.0	$3.0	$13.9	$11.7

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

We have a research and development team that designs, manages and evaluates the results of all our research and development activities. Historically, we conducted most of our core target discovery and early research and preclinical activities internally and relied more heavily on third parties, such as CROs and CMOs, for the execution of our IND-enabling and development activities, such as current Good Laboratory Practices, or GLP, toxicology studies, drug substance and drug product manufacturing, lab-developed test and companion diagnostic development, and the conduct of our clinical trials. In connection with our October 2019 corporate restructuring, we eliminated our in-house target discovery and validation and protein therapeutics generation and engineering capabilities. Because we now have a significantly reduced scope of in-house and preclinical capabilities, we expect to advance our preclinical and late-stage research programs, including FPA157, and any future programs through preclinical development relying mostly on out-sourced and contracted capabilities. In addition, we are increasingly relying on third-party service providers with respect to cell line and process development activities, as well as the manufacturing of quantities of our product candidates for use in preclinical studies.

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

The following is a comparison of our research and development expenses for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Development programs:
Cabiralizumab	$—	$1.1	$2.6	$6.9
Bemarituzumab	9.8	3.3	23.3	32.5
FPA150	1.7	5.7	6.3	19.9
FPT155	6.1	4.6	12.2	9.7
Subtotal development programs	17.6	14.7	44.4	69.0
Preclinical programs	3.0	—	4.7	—
Discovery collaborations	—	—	—	0.5
Early research and discovery	0.8	12.3	3.5	18.6
Total research and development expenses	$21.4	$27.0	$52.6	$88.1

We expect that most of the research and development expenses we incur will continue to relate to activities to support our clinical development programs and our preclinical and late-stage research programs. Our research and development expenses may increase as we advance our current product candidates through clinical development and our preclinical and late-stage research programs into and through preclinical and clinical development and if we add candidates to our product pipeline through strategic acquisitions or licensing of product candidates from other biotechnology or pharmaceutical companies. In particular, our research and development expenses may increase if we increase the number and size of our clinical trials, including by advancing into registrational trials.

In January 2019, we implemented a corporate restructuring, or the January 2019 restructuring, to focus our resources on our clinical development and late-stage research programs. Pursuant to the January 2019 restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing. The January 2019 restructuring was completed during the first quarter of 2019, and restructuring charges amounted to approximately $1.8 million for severance and other benefit costs related to the restructuring.

In October 2019, we announced a second corporate restructuring, or the October 2019 restructuring, to extend our cash runway and ensure long-term sustainability. As part of the October 2019 restructuring, we reduced our workforce by 63 positions across all functions. Furthermore, due to our reduced focus on research activities, we sold the majority of the lab equipment we owned through an auction conducted by a third-party vendor in April 2020. In addition, in order to reduce our corporate facilities footprint, in September 2020, we entered into a sublease agreement, or the facility sublease, with Sutro Biopharma, Inc., or Sutro, pursuant to which we agreed to sublet to Sutro the approximately 115,466 rentable square feet of office and laboratory space that we currently lease at 111 Oyster Point Boulevard, South San Francisco, California. The facility sublease is subordinate to our facility lease with HCP Oyster Point III LLC. For additional information regarding the facility sublease, see Note 6 of the unaudited financial statements contained elsewhere in this report. We expect the October 2019 restructuring to be completed by the end of 2020.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended
	September 30,
(in millions)	2020	2019
Revenue:
Collaboration revenue	$2.0	$3.0
License revenue	—	—
Total revenue	2.0	3.0
Operating expenses:
Research and development	21.4	27.0
General and administrative	13.7	13.2
Total operating expenses	35.1	40.2
Interest income	0.1	1.1
Loss before income tax	(33.0)	(36.1)
Income tax benefit	6.6	—
Net loss	$(26.4)	$(36.1)

Collaboration Revenue and License Revenue

Collaboration revenue and license revenue decreased by $1.0 million, or 33%, to $2.0 million for the three months ended September 30, 2020 from $3.0 million for the three months ended September 30, 2019. This decrease was due to a $1.6 million decrease from progress made towards satisfying our performance obligation under the original cabiralizumab collaboration with BMS, which was fully satisfied in the second quarter of 2020, offset by a $0.6 million increase in collaboration revenue from our China collaboration agreement with Zai Lab resulting from a decrease in the budgeted costs used to measure progress toward completion of the performance obligation as a result of our decision to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial.

Research and Development

Our research and development expenses decreased by $5.6 million, or 21%, to $21.4 million for the three months ended September 30, 2020 from $27.0 million for the three months ended September 30, 2019. This decrease was primarily due a $4.3 million decrease in compensation costs due to the October 2019 restructuring, a $3.2 million decrease in clinical trial expenses related to a reduction of activities in our FIGHT trial and the winding down of our cabiralizumab and FPA150 clinical trials, a $2.0 million decrease in manufacturing costs related to our bemarituzumab and FPA150 programs, a $1.4 million decrease in allocated costs, a $1.0 million decrease in bioanalytics and central lab costs associated with our bemarituzumab program and the winding down of our cabiralizumab and FPA150 clinical trials, a $0.9 million decrease in costs related to our preclinical programs, a $0.4 million decrease due to reduction in our use of temporary resources and a $0.3 million decrease in other research and development costs. This decrease was offset by a $7.3 million increase in impairment charge for the right-of-use asset and other fixed assets and $0.7 million increase in companion diagnostics costs related to our bemarituzumab program.

General and Administrative

Our general and administrative expenses increased by $0.5 million, or 4%, to $13.7 million for the three months ended September 30, 2020 from $13.2 million for the three months ended September 30, 2019. This increase was due to a $6.5 million increase in impairment charge of the right-of-use asset and other fixed assets and a $1.4 million increase in allocated costs. This increase was offset by a $6.4 million decrease in compensation costs, a $0.6 million decrease in depreciation cost as a result of the sale of lab equipment and a $0.4 million decrease in other miscellaneous general and administrative costs.

Income Tax Benefit

We recorded an income tax benefit of $6.6 million for the three months ended September 30, 2020 for a tax refund from the generation of alternative minimum tax credit through the carryback of net operating losses and recognition of income tax receivable under the CARES Act for taxes paid in 2015 upon the filing of our 2019 income tax return. We did not record an income tax provision for the three months ended September 30, 2019 as we expected to be in a taxable loss position in 2019, and the net deferred tax assets are fully offset by a valuation allowance as we believe it is not more likely than not that the benefit will be realized.

Comparison for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Revenue:
Collaboration revenue	$8.9	$11.7
License revenue	$5.0	—
Total revenue	13.9	11.7
Operating expenses:
Research and development	52.6	88.1
General and administrative	32.2	33.4
Total operating expenses	84.8	121.5
Interest income	0.8	4.0
Loss before income tax	(70.1)	(105.8)
Income tax benefit	6.6	—
Net loss	$(63.5)	$(105.8)

Collaboration Revenue and License Revenue

Collaboration revenue and license revenue increased by $2.2 million, or 19%, to $13.9 million for the nine months ended September 30, 2020 from $11.7 million for the nine months ended September 30, 2019. This increase was due to a $5.0 million increase in license revenue from our license agreement with Seagen executed in February 2020 and a $2.9 million increase in collaboration revenue from our China collaboration with Zai Lab resulting from a decrease in the budgeted costs used to measure progress toward completion of the performance obligation as a result of our decision to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. The increase was offset by a $4.3 million decrease from progress made towards satisfying our performance obligation under the original cabiralizumab collaboration with BMS and a $1.4 million decrease as we completed the research term of our immuno-oncology research collaboration with BMS.

Research and Development

Research and development expenses decreased by $35.5 million, or 40%, to $52.6 million for the nine months ended September 30, 2020 from $88.1 million for the nine months ended September 30, 2019. This decrease was due a $15.1 million decrease in compensation costs due to the October 2019 restructuring, a $5.8 million decrease in manufacturing costs related with our FPA150 and bemarituzumab programs, a $4.2 million decrease in clinical trial expenses across all clinical trials, a $3.7 million decrease in allocated costs, a $3.6 million decrease in costs related to our preclinical programs, a $3.4 million decrease primarily due to a gain recorded for the proceeds from the sale of lab equipment, a $2.6 million decrease in bioanalytics and central lab costs related to related to the reduction of activities in our FIGHT trial and the winding down of our cabiralizumab and FPA150 clinical trials, a $1.5 million decrease in companion diagnostics costs related to our bemarituzumab program, a $1.3 million decrease in other clinical and specialty lab costs related to our bemarituzumab program and the winding down of our cabiralizumab and FPA150 clinical trials, a $1.1 million decrease due to reduction our use of temporary resources and a $0.5 million decrease in miscellaneous research and development costs. The decrease was offset by a $7.3 million increase in impairment charge for the right-of-use asset and other fixed assets.

General and Administrative

General and administrative expenses decreased by $1.2 million, or 4%, to $32.2 million for the nine months ended September 30, 2020 from $33.4 million for the nine months ended September 30, 2019. This decrease was due to a $8.1 million decrease in compensation costs, a $2.0 million decrease in other miscellaneous costs and a $1.3 million decrease in depreciation cost as a result of the sale of the lab equipment, offset by a $6.5 million increase in impairment charge for the right-of-use asset and other fixed assets and a $3.7 million increase in allocated costs.

Income Tax Benefit

We recorded an income tax benefit of $6.6 million for the nine months ended September 30, 2020 for a tax refund from the generation of alternative minimum tax credit through the carryback of net operating losses and recognition of income tax receivable under the CARES Act for taxes paid in 2015 upon the filing of our 2019 income tax return. We did not record an income tax provision for the nine months ended September 30, 2019 as we expected to be in a taxable loss position in 2019, and the net deferred tax assets are fully offset by a valuation allowance as we believe it is not more likely than not that the benefit will be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and acceleration of depreciation for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. We made a request to refund alternative minimum tax credits this quarter by filing our 2019 income tax return.

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

Liquidity and Capital Resources

As of September 30, 2020, we had $111.4 million in cash, cash equivalents and marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper with maturities of ten months or less.

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

On August 6, 2020, we entered into a sales agreement with Cowen, acting as sales agent, pursuant to which we may offer and sell, from time to time through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million, in a series of one or more at-the-market equity offerings. All shares of our common stock sold have been or will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-228206). As of November 2, 2020, we have raised approximately $7.4 million in net proceeds, primarily during the fourth quarter of 2020. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, and if we need or desire to access additional capital in the future, we may be unable to do so and our operations may be negatively impacted. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of September 30, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Net cash used in operating activities	$(51.4)	$(84.2)
Net cash provided by investing activities	32.0	89.7
Net cash used in financing activities	(0.4)	(0.4)

Net Cash Used in Operating Activities

Net cash used in operating activities was $51.4 million for the nine months ended September 30, 2020 and consisted of net loss of $63.5 million and $11.7 million from changes in operating assets and liabilities, offset by $23.8 million in net non-cash charges. Net non-cash charges included $8.8 million from the impairment of right-of-use assets, $8.7 million of stock-based compensation expense, $5.0 million from the impairment of fixed assets, $2.7 million of depreciation and amortization expense, $1.9 million of non-cash operating lease expense and $0.4 million from the write-off of the right-of-use assets, offset by a $3.6 million gain on the sale of fixed assets and $0.1 million for amortization of premiums on marketable securities.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $32.0 million for the nine months ended September 30, 2020. Net cash provided by investing activities relates to the maturities of marketable securities of $135.3 million and $6.7 million received from the sale of fixed assets, partially offset by the purchase of marketable securities of $110.0 million.

Net cash provided by investing activities was $89.7 million for the nine months ended September 30, 2019. Net cash provided by investing activities primarily relates to the maturities of marketable securities exceeding the purchase of such marketable securities by $91.2 million. This was offset by payments for the purchases of property and equipment of $1.6 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2020, which consisted of $0.7 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards, offset primarily by $0.3 million received from employee stock option exercises.

Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2019, which consisted of $1.4 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards, offset primarily by $1.0 million received from employee stock option exercises.

Contractual Obligations and Contingent Liabilities

Except for the facility sublease described in Note 6, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report during the three and nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of September 30, 2020, we had cash and cash equivalents and marketable securities of $111.4 million, consisting of bank deposits, interest-bearing money market accounts, a U.S. Treasury money market fund, U.S. Treasury securities, agency bonds, corporate bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately three months and the longest maturity is ten months. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Item 1A. Risk Factors

This report, contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report as well as our other publicly available filings with the Securities and Exchange Commission, or SEC. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.

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

These government orders and restrictions may also adversely impact the business operations of our collaborators, partners and service providers, including contract research organizations, or CROs, that conduct most of the activities related to the conduct of our clinical trials and our contract manufacturing organizations, or CMOs, that may produce our supply of drug product for use in our clinical trials and preclinical studies. If any of these third parties experience disruptions in their operations as a result of COVID-19, such as temporary facilities closures or suspension of services, the conduct of our clinical trials or preclinical studies could be delayed.

We do not currently expect that COVID-19 and the resulting government orders and restrictions will have a material impact on the supply of any of our product candidates or third-party drug products that may be used in our clinical trials or preclinical studies. However, if the ongoing COVID-19 pandemic persists and impacts our CMOs or other suppliers, or if the pandemic impacts essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our product candidates or third-party drug products, which would adversely impact our ability to conduct and complete our clinical trials and preclinical studies in accordance with our timelines or at all.

In addition, the ongoing COVID-19 pandemic may affect the initiation and conduct of our or our partners’ current and planned clinical trials. For example, as disclosed elsewhere in this report, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of our clinical trial evaluating FPT155 if the COVID-19 pandemic adversely affects certain of our current or future clinical trial sites’ ability to enroll or treat patients, and we may experience similar delays in enrollment in future clinical trials if the pandemic continues to affect sites in countries in which we conduct those clinical trials. Additionally, as disclosed elsewhere in this report, our partner, Bristol-Myers Squibb Company, or BMS, is conducting a Phase 1/2 clinical trial of BMS-986258 in combination with Opdivo® and in combination with Halozyme Therapeutics, Inc.’s rHuPH20 in patients with advanced malignant tumors (NCT03446040). While we had previously provided guidance that this trial may advance from Phase 1 to Phase 2 in 2020, we have withdrawn such guidance in light of the ongoing COVID-19 pandemic. Clinical site initiation may also be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, and patients enrolled in our clinical trials may not be able to receive treatment in accordance with the relevant clinical trial protocol if, for example, quarantines impede patient movement or interrupt healthcare services. Similarly, COVID-19 may negatively impact our ability to recruit and retain patients for participation in our clinical trials, and principal investigators and clinical site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be unable to participate in or continue participating in our clinical trials, each of which would adversely impact our clinical trials and our ability to conduct our trials in accordance with our timelines.

Additionally, ongoing clinical trials may be negatively affected by the COVID-19 pandemic if we or our partners experience delays in or are required to delay or pause various aspects of our trials, including site initiation, patient recruitment and enrollment, patient dosing, distribution of clinical trial materials, trial monitoring, data collection, cleaning and reporting, or data analysis, as a result of limitations in employee resources, access to clinical trial sites or otherwise. Even if we are able to collect clinical data throughout the duration of the pandemic, the quality, completeness or interpretability of that data may be negatively affected, including as a result of deviations from the clinical trial protocol, disruptions in patient screening or dosing or disruptions in patient evaluations. As a result, we may be unable to conduct and complete our ongoing and planned clinical trials in a timely manner or at all, which may increase our costs and prevent us from completing development of and obtaining approval for and commercializing our product candidates.

The spread of COVID-19, which has had a significant global impact, may materially affect us economically. While the duration of the COVID-19 pandemic and the magnitude and scope of the potential economic impact are difficult to predict, the COVID-19 pandemic is rapidly evolving and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, and if we need or desire to access additional capital in the future, we may be unable to do so, and our operations may be negatively impacted. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially adversely affect our business and the value of our common stock.

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

Before obtaining marketing approval from regulatory authorities to sell our product candidates, we or our partners must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive and difficult to design and implement, generally takes many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or unacceptable safety profiles of their product candidates, notwithstanding promising results in earlier trials. Even though we have already generated results from certain preclinical studies and clinical trials of our product candidates, we do not know whether the clinical trials of our product candidates that we or our partners may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of these product candidates in any particular jurisdiction or jurisdictions. If later-stage clinical trials for one or more of our product candidates do not produce favorable results, we or our partners may be unable to obtain regulatory approval for such product candidates.

For example, in October 2015, we entered into an exclusive license and collaboration agreement, or our cabiralizumab collaboration agreement, with BMS, pursuant to which we granted BMS an exclusive worldwide license to develop and commercialize cabiralizumab. Based on data from our Phase 1a/1b clinical trial testing the combination of cabiralizumab with Opdivo in patients with late-line pancreatic cancer, BMS advanced the development of cabiralizumab in combination with Opdivo, with and without chemotherapy, in second-line patients with pancreatic cancer in a randomized, controlled multi-arm Phase 2 clinical trial (NCT03336216). In February 2020, BMS informed us that the trial did not meet its primary endpoint. BMS informed us that while it has no near-term plans for additional sponsored development of cabiralizumab, it will continue to support the evaluation of cabiralizumab in select, ongoing investigator-sponsored trials and may continue to assess future development opportunities for cabiralizumab. If BMS elects not to pursue further development opportunities for cabiralizumab, we may be unable to complete development of and obtain regulatory approval for cabiralizumab.

If the patients we enrolled in the FIGHT trial are less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally expected to enroll, we may not achieve the endpoints of the FIGHT trial.

We identified patients for inclusion in our clinical trial evaluating bemarituzumab in combination with 5-fluorouracil, or 5-FU, leucovorin, and oxaliplatin, a standard of care chemotherapy regimen known as mFOLFOX6, as front-line treatment for patients with FGFR2b+/HER2- gastric or gastroesophageal junction, or GEJ, cancer, or the FIGHT trial, using both an immunohistochemistry, or IHC, test, which allows us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a circulating tumor DNA, or ctDNA, blood-based test, which allows us to detect FGFR2 gene amplification from DNA shed by tumor cells in blood plasma. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. We designed the FIGHT trial to enroll patients that tested positive for (a) FGFR2b overexpression, as detected by the IHC test alone, (b) FGFR2 gene amplification, as detected by the ctDNA test alone, and (c) both FGFR2b overexpression, as detected by the IHC test, and FGFR2 gene amplification, as detected by the ctDNA test. We excluded from eligibility for the trial any patients known to be HER2+.

We expected that the majority of patients that tested positive for FGFR2b overexpression by IHC would also test positive for FGFR2 gene amplification by ctDNA. Contrary to our expectations, the vast majority of patients that tested positive for FGFR2b overexpression did not test positive for FGFR2 gene amplification. These results suggest that the FIGHT trial enrolled a greater proportion of patients whose tumors overexpressed FGFR2b due to a reason other than FGFR2 gene amplification. We believe all patients being enrolled in the FIGHT trial may benefit from the addition of bemarituzumab to front-line chemotherapy, as bemarituzumab targets FGFR2b that is overexpressed on the cell surface regardless of the cause of overexpression. However, the composition of the patient population in the FIGHT trial differs from the composition of the patient population for which we designed the FIGHT trial. We have limited clinical data from patients who overexpress FGFR2b in the absence of FGFR2 gene amplification, and these patients represent the vast majority of the patients we have enrolled. Because these patients may be less responsive to the combination of bemarituzumab and mFOLFOX6 than the population of patients we originally sought to enroll, there is a risk that we do not achieve the endpoints of the FIGHT trial.

Delays in clinical testing will delay the commercialization of our product candidates, increase our costs and harm our business.

We do not know whether any of our clinical trials will begin as and when planned, will need to be amended or restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events which may result in a delay in or unsuccessful completion of clinical development include:

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
•

for clinical trials testing combination treatment of our product candidates with third-party drug products, delays in procuring such third-party drug products and the delivery of such third-party drug products to clinical trial sites, or the inability to procure such third-party drug products at all;

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

For example, we decided to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. As a Phase 2 trial, we expect the FIGHT trial to have a sufficient number of progression-free survival (PFS) and overall survival (OS) events to generate clinically meaningful data by the end of 2020. Amending the FIGHT trial from a Phase 3 design to a Phase 2 trial will delay our development of bemarituzumab in combination with mFOLFOX6 as a treatment for patients with advanced FGFR2b+/HER2- gastric or GEJ cancers and may prevent us from obtaining approval for and commercializing bemarituzumab in a timely manner or at all.

Moreover, we are conducting the FIGHT trial in China in collaboration with Zai Lab (Shanghai) Co., Ltd., or Zai Lab. Zai Lab’s ability to conduct the FIGHT trial in China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials in China. The government policies, laws and regulations in China are evolving rapidly, and changes to these policies, laws and regulations are difficult to predict. If any such government policies, laws or regulations in China evolve in a way that makes it more difficult or inefficient for us or Zai Lab to conduct our FIGHT trial in China, we may experience delays in conducting our FIGHT trial at clinical trial sites in China, which would delay our ability to obtain approval for and commercialize bemarituzumab.

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

In addition, enrollment in and the conduct of our clinical trials may be affected by the ongoing COVID-19 pandemic. For example, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources towards the COVID-19 pandemic, and patients enrolled in our clinical trials may not be able to receive treatment in accordance with the relevant clinical trial protocol if, for example, quarantines impede patient movement or interrupt healthcare services. Similarly, COVID-19 may negatively impact our ability to recruit and retain patients for participation in our clinical trials, and principal investigators and clinical site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be unable to participate in or continue participating in our clinical trials. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring and data collection, cleaning, reporting and analysis, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal, state or local authorities, employers and others in connection with the COVID-19 pandemic, including reduced access to clinical trial sites resulting from such restrictions. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. For example, while enrollment in our clinical trial evaluating FPT155 is currently progressing in accordance with our timelines, the ongoing COVID-19 pandemic has impacted certain sites participating in the trial and those sites’ ability to enroll new patients in the trial. As such, we expect that we may experience slower than anticipated enrollment as we progress through the Phase 1a and into the Phase 1b portions of the trial if the COVID-19 pandemic continues to adversely impact these sites’, and adversely impacts future sites’, ability to enroll or treat patients, which may affect our ability to conduct and complete the trial in accordance with our timelines.

We may not successfully develop or commercialize our current or future product candidates, which may force us to terminate our development efforts for one or more programs.

The success of our business depends primarily upon our ability to develop and commercialize protein therapeutics. We currently have three preclinical or late-stage research programs, including FPA157, that arose from our work with our in-house discovery capabilities and validation and protein therapeutic generation and engineering capabilities, which we eliminated as part of our corporate restructurings in 2019. In addition, we plan to supplement our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

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

If we are unable to advance our preclinical or late-stage research programs and any future product candidates into and through clinical development, or if we experience significant delays in doing so, our business may be materially harmed.

Our ability to generate product revenues, which we do not expect to occur for many years, if ever, will depend heavily on our and our partners’ ability to successfully advance our preclinical or late-stage research programs, including FPA157, and any future product candidates into and through clinical development. The outcome of preclinical studies of any of our future product candidates may not predict the success of such product candidates in clinical trials. Moreover, preclinical results regarding a product candidate are often susceptible to varying interpretations and analyses and may not translate into similar results when the product candidate is tested clinically in humans. Many companies have believed their product candidates performed satisfactorily in preclinical and early clinical studies, but such product candidates have nonetheless failed during clinical development. Our inability to successfully complete preclinical or clinical development of any of our future product candidates could cause us to incur additional costs, delay or prevent our ability to advance these product candidates into clinical development or commercialization, or impair our ability to receive development, regulatory, commercialization or sales milestone payments from our current or future collaboration partners or to generate and receive royalties on product sales or product revenues from our current or future collaboration partners.

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

We currently have process development capabilities. Historically, we generally performed cell line and process development for our product candidates and manufactured quantities of our product candidates necessary to conduct preclinical studies of those product candidates. We are increasingly relying on third-party service providers with respect to cell line and process development activities, as well as the manufacturing of quantities of our product candidates for use in preclinical studies. We do not have, and we do not have current plans to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. We rely on third-party manufacturers to produce bulk drug substance required for our clinical trials and expect to continue to rely on third parties to manufacture clinical trial drug supplies for the foreseeable future. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products.

We have not contracted with alternate suppliers in the event that our third-party manufacturers or other third parties on whom we rely to provide us with clinical trial drug supplies are unable to scale production or if we otherwise experience any problems with these manufacturers or such other third parties. For example, public health epidemics, such as the COVID-19 pandemic currently impacting countries worldwide, may impact the ability of our existing or future manufacturers to perform their obligations under our manufacturing agreements with such parties. Any problems we experience with our current manufacturers or these third parties could delay the manufacturing of our product candidates or the progress of our clinical trials or preclinical studies, which could increase our costs and harm our results of operations. In addition, if we are unable to arrange for alternative third-party manufacturing sources, or are unable to do so on commercially reasonable terms or in a timely manner, the development of our product candidates may be delayed.

Our reliance on third-party manufacturers subjects us to risks to which we would not be subject if we manufactured product candidates internally, including potential failure of any such third party to abide by regulatory and quality assurance requirements, breach of the manufacturing agreement by such third party due to factors beyond our control (including the third party’s failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications) and termination of or a decision not to renew such agreement by such third party, based on its own business priorities, at a time when finding and retaining a replacement manufacturer may be costly or damaging to our business.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Failure to obtain regulatory approval for our product candidates would substantially harm our business.

The FDA and comparable foreign regulatory authorities extensively and rigorously regulate and evaluate the manufacture, testing, distribution, advertising and marketing of drug products prior to granting marketing approvals with respect to such products. This approval process generally requires, at minimum, testing of any product candidate in preclinical studies and clinical trials to establish its safety and effectiveness, and confirmation by the FDA and comparable foreign regulatory authorities that any such product candidate, and any parties involved in its manufacturing, testing and development, complied with current Good Manufacturing Practices, or GMP, current Good Laboratory Practices, or GLP, and current Good Clinical Practices, or GCP, regulations, standards and guidelines during such manufacturing, testing and development. The time required to obtain approval to market a product candidate from the FDA or any comparable foreign regulatory authority is unpredictable, but typically takes many years following the commencement of clinical trials and depends on numerous factors, including the conduct of manufacturing, testing and development activities with respect to such product candidate and the substantial discretion of the applicable regulatory authorities. In addition, approval policies, regulations, or the type or amount of preclinical and clinical data necessary to obtain approval may change over the course of a product candidate’s development and may vary across jurisdictions. We have not obtained regulatory approval for any of our product candidates and it is possible that none of our existing or potential future product candidates will ever obtain regulatory approval.

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

The ongoing COVID-19 pandemic could cause delays in the timing of our interactions with the FDA or other regulatory authorities, including due to absenteeism by governmental employees or the diversion of regulatory authority efforts and attention to other activities related to COVID-19, which could delay or limit our ability to make planned regulatory submissions or otherwise progress our programs in accordance with our timelines, and delay or limit our ability to obtain approval for and commercialize our product candidates.

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

Our product candidates may cause undesirable side effects in patients, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or  comparable foreign regulatory authorities or otherwise limit the commercial potential of any such product candidate. Our clinical trial results could reveal an unacceptable severity or prevalence of side effects. If this were to occur, we may elect to suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease our clinical trials or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could negatively affect patient recruitment for our clinical trials, cause enrolled patients to drop out of a clinical trial and result in product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

For example, we are developing bemarituzumab to treat a subset of patients with front-line FGFR2b+/HER2- gastric or GEJ cancer. We have developed, in collaboration with third-party diagnostic development partners, both an IHC-based assay and a ctDNA blood-based assay to identify gastric and GEJ cancer patients with FGFR2b overexpression or FGFR2 gene amplification who may benefit from treatment with bemarituzumab in combination with mFOLFOX6.

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

We are conducting certain of our clinical trials in countries outside of the United States and will need to obtain marketing approval for our product candidates in each such country before we can sell our products there. For example, we are conducting the FIGHT trial for bemarituzumab in China in collaboration with Zai Lab and are relying on Zai Lab’s ability to obtain approval for bemarituzumab in China, Taiwan, Hong Kong and Macau, or collectively, Greater China, from the China Food and Drug Administration. However, Zai Lab’s ability to obtain approval in Greater China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials and obtaining approval for and commercializing drug products in Greater China. The government policies, laws and regulations in China are evolving rapidly and future changes are difficult to predict. If any such government policies, laws or regulations evolve in a way that make it more difficult or inefficient for Zai Lab or us to clinically develop, obtain approval for or commercialize bemarituzumab in China, the conduct of the FIGHT trial may be delayed, which will delay our ability to obtain approval for and commercialize bemarituzumab.

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

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom and the EU. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency, or EMA, relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subject to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may subject us to unexpected duty costs or other non-tariff barriers. These developments, or the perception that any of these developments could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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

In addition, we plan to supplement our development pipeline by looking to selectively acquire or license, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies. We evaluate for potential acquisition or licensing assets that are IND-ready or in early clinical development and that we can leverage our in-house development capabilities to develop to data read-outs in the near- to medium-term. Our primary focus remains on oncology therapeutics. The acquisition and licensing of pharmaceutical product candidates is very competitive, and we expect to compete with third parties seeking to acquire or license product candidates in which we are interested, including more established companies that have strategies to license or acquire products and may have competitive advantages over us, as well as other emerging companies that take similar or different approaches to product acquisitions and licensing.

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

If bemarituzumab in combination with mFOLFOX6 were approved for the treatment of previously untreated, advanced gastric or GEJ cancer, it could face competition from currently-approved and marketed products, including chemotherapeutic agents, such as 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, epirubicin, oxaliplatin, leucovorin, carboplatin, paclitaxel, irinotecan, docetaxel, including combination regimens involving the foregoing, such as mFOLFOX6 and EOX, as well as antibodies that bind to PD1/PD-L1, including BMS/Ono Pharmaceutical Co., Ltd.’s Opdivo monotherapy, Opdivo in combination with BMS/Ono’s Yervoy® (ipilimumab) anti-CTLA-4 antibody or Opdivo in combination with chemotherapy, Merck & Co., Inc.’s Keytruda® (pembrolizumab) anti-PD1 antibody, alone or in combination with chemotherapy, AstraZeneca UK Limited/MedImmune, LLC’s Imfinzi® (durvalumab) anti-PD-L1 antibody in combination with AstraZeneca UK Limited/MedImmune, LLC’s tremelimumab anti-CTLA4 antibody, BeiGene Ltd.’s tislelizumab anti-PD1 antibody, Innovent Biologics Inc./Eli Lilly and Company’s Tyvyt® (sintilimab) anti-PD1 antibody, Incyte Corporation/MacroGenics, Inc./Zai Lab’s retifanlimab (INCMGA0012) anti-PD1 antibody, and Jiangsu Hengrui Medicine Co., Ltd.’s AiRuiKa™ (camrelizumab, SHR-1210) anti-PD1 antibody, Elevar Therapeutics, Inc./Jiangsu Hengrui Medicine Co., Ltd.’s rivoceranib (ex-China)/apatinib (China) small molecule targeting VEGFR2 and Astellas Pharma Inc.’s zolbetuximab anti-Claudin 18.2 antibody in combination with chemotherapy.

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

Even if our product candidates receive regulatory approval, they may not gain the level of market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success. Whether and the extent to which our product candidates achieve commercial success will also depend on coverage of and adequate reimbursement for these product candidates by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be available or otherwise obtained in all jurisdictions in which we may seek to market our approved product candidates. The degree of market acceptance of any of our approved product candidates will depend on numerous factors, including:

•	the efficacy and safety profile of the product candidate, as demonstrated in clinical trials;
•	the acceptance of the product candidate as a safe and effective treatment by physicians, clinics and patients;
•	the timing of market introduction of both the product candidate and products competitive to such product candidate;
•	the clinical indications for which the product candidate is approved;
•	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
•	the cost of treatment with the product candidate in relation to alternative treatments;
•	the pricing of our products and the availability of coverage and adequate reimbursement by third parties and government authorities;
•	the relative convenience and ease of administration of the product candidate;
•	the frequency and severity of adverse events caused by the product candidate;
•	the effectiveness of sales and marketing efforts with respect to the product candidate; and
•	the existence and nature of any unfavorable publicity relating to the product candidate.

If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate to enable us to achieve or sustain profitability.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which includes measures that have changed the way healthcare is financed by both governmental and private insurers. There remain judicial and congressional challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal, or repeal and replace, all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The federal Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective on January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact our business.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal legislation designed to, among other things, increase transparency in drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. On July 24, 2020, the Trump administration announced four Executive Orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including one that would tie certain Medicare Part B drug prices to international drug prices, the details of which were released on September 13, 2020 and expanded the policy to cover certain Part D drugs; one that directs the Department of Health and Human Services, or HHS, to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors regarding certain discounts for plans, pharmacies and pharmaceutical benefit managers; and one that reduces costs of insulin and EpiPens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada.

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

It is possible that additional governmental action will be taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan issuers under the Affordable Care Act may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic. Further, on August 6, 2020, President Trump issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and promote the production of drug products in the United States.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, also impose obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information and subcontractors of such business associates that use, disclose or otherwise process individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

The federal Open Payments program requires manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members, which will be expanded beginning in 2022 to require applicable manufacturers to report such information regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

Analogous state and foreign laws and regulations impose similar restrictions to those described above, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to report information on the pricing of certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the EU General Data Protection Regulation, or GDPR, which imposes privacy and security obligations on any entity that collects or processes health data from individuals located in the EU and became enforceable on May 25, 2018. As well as complicating our compliance efforts, these laws could subject us to penalties or significant legal liability in the event that we fail or are unable to comply. For example, significant non-compliance with the GDPR may result in the imposition of fines of up to 20 million euros or up to four percent of the annual global turnover of the responsible entity, whichever is greater.

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

To succeed, we must recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In January 2019, we announced our implementation of a corporate restructuring, or the January 2019 restructuring, to focus our resources on our clinical development and preclinical and late-stage research programs. In connection with the January 2019 restructuring, we eliminated 41 positions, representing approximately 20% of our then-current headcount. In October 2019, we implemented a second corporate restructuring, or the October 2019 restructuring, to extend our cash runway and ensure our long-term sustainability. In connection with the October 2019 restructuring, we reduced our workforce by 63 positions across all functions. We believe the restructurings have harmed our ability to attract and retain qualified personnel and resulted in reduced morale among our remaining personnel. Our inability or failure to successfully attract and retain qualified personnel, particularly at the management level, could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our operations are vulnerable to interruption by natural disasters, including fire and earthquake, public health epidemics, such as the COVID-19 pandemic, telecommunications failure, geo-political actions, including war and terrorism, political and economic instability and other events beyond our control, which could harm our business.

Our computer and other systems, or those of our partners, CROs or other service providers, may fail or be interrupted, including due to natural disasters, including earthquakes, typhoons, floods, and fires, public health epidemics, such as the COVID-19 pandemic currently impacting countries worldwide, hardware, software, telecommunication or electrical failures, geo-political actions, including war and terrorism, or political and economic instability, which could significantly disrupt or harm our business or operations. For example, a computing system failure could result in the loss of research or preclinical or clinical data important to our research or development programs, interrupt the conduct of ongoing research or otherwise impair our ability to operate, which could result in delays in the advancement of our programs or cause us to incur costs to recover or reproduce lost data. Our facility is in a seismically-active region. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, fire, power loss, terrorist activity or other disaster and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses that may occur from interruption of our business and any losses or damages incurred by us could harm our business.

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

Our employees and consultants, collaborators and other third parties may engage in misconduct or other improper activities, including insider trading and activities that violate regulatory standards and requirements.

Our employees and consultants, collaborators and other third parties with whom we interact may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct that violates United States and international laws and regulations, including laws requiring the true, complete and accurate reporting of financial and other information or data, drug manufacturing standards and healthcare fraud and abuse laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceutical products, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Such laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to detect, identify and deter misconduct by our employees or third parties, and the precautions we take to detect and prevent this activity may not be effective to control risks or losses or protect us from governmental investigations or other actions or lawsuits stemming from an actual or perceived failure to comply with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, such actions could result in the imposition of significant monetary fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, this could cause us to incur substantial costs, including legal fees, and divert the attention of management in our defending against any such actions or responding to related investigations.

Risks Related to Our Dependence on Third Parties

Zai Lab has exclusive rights to develop and commercialize bemarituzumab in Greater China. Zai Lab’s failure to timely develop or commercialize bemarituzumab would have a material adverse effect on our business and operating results.

We granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in Greater China, subject to certain rights that we retained in that territory. Our China collaboration with Zai Lab may not be successful for various reasons, including the following:

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

We rely on CMOs, CROs and other third-party service providers to develop and produce drug product for and conduct our clinical trials and to conduct services related to our preclinical and late-stage research programs, and the unsatisfactory performance by such CMOs, CROs or other third-party service providers may harm our business.

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

We and our CROs are required to comply with GCP, which are regulations, standards and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities, for all of our product candidates in clinical development. Regulatory authorities enforce GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials are being conducted in accordance with GCP requirements. In addition, we must conduct our clinical trials using drug product developed and produced in accordance with GLP and GMP requirements. Our failure, or the failure of our CMOs, CROs or clinical trial sites, to comply with applicable GLP, GMP or GCP may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

Our CMOs, CROs and other third-party service providers, and their representatives that perform services for us, are not our employees. Except for remedies available to us in connection with our agreements with such CMOs, CROs and other third-party service providers, we cannot control whether they devote sufficient time and resources to our ongoing clinical, preclinical and research programs. Our CMOs, CROs and other third-party service providers may not successfully carry out their contractual duties or obligations or meet expected deadlines, and the quality or accuracy of the data they obtain may be compromised, including due to their failure to adhere to regulatory requirements or for other reasons, including failure of our clinical CROs to adhere to our clinical protocols. In addition, our CROs and other third parties we engage in connection with the conduct of our clinical trials may experience business interruptions as a result of shelter-in-place or similar orders or other effects of the ongoing COVID-19 pandemic. As a result, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. In such a case, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or significantly limited.

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

Patent holders are required to pay periodic maintenance and annuity fees to the USPTO and foreign patent agencies over the lifetime of any issued patent. The USPTO and various foreign patent agencies also require compliance with various procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, certain non-compliance events may result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market and compete with such product candidates, which would have a material adverse effect on our business.

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

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights, or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by such third parties. The outcome of any of these proceedings would be uncertain and could have a material adverse effect on the success of our business.

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

In addition to seeking patents covering our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into confidentiality agreements with parties who have access to them, including our employees, corporate collaborators, scientific collaborators, contract manufacturers and other service providers, advisors and other third parties. We also enter into confidentiality and intellectual property, including patent, assignment agreements with our employees and consultants. Despite these efforts, any of these parties, including our current or former employees or consultants and those of our service providers or collaborators, may breach the applicable agreements and disclose our confidential information, including our trade secrets, and we may not be able to obtain adequate remedies for any such breach. Bringing a claim against a party for illegally disclosing or misappropriating a trade secret is difficult, expensive and time-consuming and the outcome of any resulting litigation or other proceeding is unpredictable. Additionally, litigation involving our trade secrets puts us at significant risk that such trade secrets will be publicly disclosed, thereby significantly reducing or eliminating their value and potentially increasing competition and otherwise harming our business. Further, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using any such trade secret to compete with us, which could harm our competitive position.

Risks Related to Our Financial Position and Capital Needs

We will require additional capital to finance our operations, which may not be available to us on acceptable terms or at all. As a result, we may not complete the development and commercialization of our current or future product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. We have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months and, as a result of our 2019 corporate restructurings and other cost control measures, we expect our expenses to decrease in the short term. However, we expect our research and development expenses may increase in connection with our ongoing activities, particularly if we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate, including as a result of the COVID-19 pandemic. For example, as we move our product candidates through preclinical studies and into clinical development, we may observe adverse results that require us or one of our collaboration partners to terminate the program for a product candidate. Alternatively, we may be required to conduct additional research or development activities or studies for a product candidate or substantially redesign a product candidate, each of which could lengthen the development process and increase our development costs for such product candidate. If we initiate additional clinical trials for certain product candidates, we may need to raise additional funds or otherwise obtain funding through product collaborations beyond the collaborations we currently have in place. In any event, we will require additional capital to develop, obtain regulatory approval for and to commercialize our current and future product candidates.

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

Until we generate sufficient product revenue, if ever, we expect to finance our future cash needs through public or private equity or debt offerings, collaborations, strategic alliances and other similar licensing transactions. Additional capital may not be available on reasonable terms, if at all. On August 6, 2020, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, acting as sales agent, pursuant to which we may offer and sell, from time to time through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million, in a series of one or more at-the-market equity offerings, or collectively, the ATM program. As of November 2, 2020, we have raised approximately $7.4 million in net proceeds under the ATM program, primarily during the fourth quarter of 2020. To the extent that we raise additional funds through the issuance of additional debt or equity securities, our fixed payment obligations could increase and the ownership interests of our existing stockholders may be diluted. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that restrict our operations and potentially impair our competitiveness, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

We expect to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2001, with the exception of the fiscal year ended December 31, 2015, due primarily to the $350.0 million up-front payment we received from BMS under our cabiralizumab collaboration agreement, and the fiscal year ended December 31, 2011, due primarily to an upfront payment we received from a collaboration partner. For the quarter ended September 30, 2020, we reported a net loss of $26.4 million.

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, the Tax Act resulted in many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of our net operating loss carryforwards, or NOLs, and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified by future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

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

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $1.86 to $60.89 through October 30, 2020. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this report, may have a significant impact on the market price of our common stock:

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

The market price of our common stock has declined over in recent years and may continue to be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and we may become a target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our principal stockholders and management own a significant percentage of our stock and may be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 32% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

We are subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), as filed with the SEC on July 26, 2013).

10.1	Sublease by and between the company and Sutro Biopharma, Inc., dated as of September 3, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

Five Prime Therapeutics, Inc.
(Registrant)

/s/ Thomas Civik
Date: November 3, 2020	Thomas Civik
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David V. Smith
Date: November 3, 2020	David V. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)