Form 10-K
period 2020-12-31
FIVE PRIME THERAPEUTICS, INC.
filed 2021-03-22
CIK 1175505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $221.6 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market LLC on June 30, 2020 of $6.10 per share. Shares of the registrant’s common stock held by each officer and director and stockholders that the registrant has concluded are affiliates of the registrant have been excluded in that such persons may be deemed affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 15, 2021, the registrant had 46,572,029 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, after the date of this Annual Report.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our ability to implement our business strategy is subject to numerous risks and uncertainties. As a clinical-stage biotechnology company, we face many risks inherent in our business and our industry generally, including risks related to our dependence on third parties, intellectual property, our financial position and capital needs, limited experience in late-stage clinical development and commercialization, and ownership of our common stock. These risks include, among others, the risks described below.

•	The ongoing COVID-19 pandemic, and efforts to reduce the spread of COVID-19, could adversely affect our business and operations, including our clinical trials.
•

We will require substantial additional capital and resources to continue development of, seek regulatory approval for and commercialize bemarituzumab globally. Our inability to successfully complete advanced clinical trials, increase our workforce, develop expertise in areas with which we may have limited experience, such as in sales and marketing, or obtain access to additional commercial manufacturing capacity, may result in delays in, or prevent us from, obtaining approval for and commercializing bemarituzumab.

•

Our success is primarily dependent on the successful development, regulatory approval and commercialization of our product candidates. Our inability to successfully develop or commercialize our current or future product candidates may force us to terminate our development efforts for one or more programs.

•

If clinical trials of our product candidates fail to demonstrate safety and efficacy or do not otherwise produce meaningfully positive results, or if our product candidates cause undesirable side effects, we may be unable to obtain regulatory approval for and commercialize our product candidates.

•	Delays in clinical testing will delay the commercialization of our product candidates, increase our costs and harm our business.
•	If we are unable to advance our preclinical and late-stage research programs and any future product candidates into and through clinical development, our business may be materially harmed.
•	We and our product candidates are subject to a multitude of manufacturing risks, the occurrence of any of which could substantially increase our costs and limit our supply of such product candidates.
•

Regulatory approval processes for our product candidates are lengthy, time-consuming and unpredictable. We may not obtain approval for any of our product candidates, or for companion diagnostics for any of our product candidates that are expected to be effective only in certain selected patient populations, from the FDA or comparable foreign regulatory authorities.

•

We operate in a highly regulated industry and our operations are subject to numerous and varied laws and regulations. Violation of applicable laws or regulations by us, our employees or third parties with which we interact could have a material adverse effect on our business.

•	We face substantial competition from third parties that may develop or commercialize products before or more successfully than we do.
•	We may be unable to recruit or retain key employees, including members of our senior management team, or attract the talent we need to succeed.

•

We rely on the performance of third parties, including companion diagnostic development partners, contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, and the unsatisfactory performance by such third parties may harm our business.

•

The failure of our collaboration partners, such as Zai Lab (Shanghai) Co., Ltd., to timely develop or commercialize our product candidates to which they have exclusive rights would have a material adverse effect on our business and operating results.

•

We may not succeed in establishing and maintaining license agreements or product or clinical collaborations with strategic partners, or in acquiring or in-licensing rights to additional product candidates or technologies necessary for our research and development programs, which could adversely affect our ability to generate funding or develop and commercialize product candidates.

•

It is difficult and costly to protect our intellectual property rights throughout the world. We may not be able to compete effectively in our market if we cannot protect our intellectual property rights.

•

Third parties may determine that we are using their intellectual property rights without permission or outside of the scope of the rights granted to us under our license agreements, which may subject us to liability or otherwise limit our ability to use such intellectual property rights in furtherance of our business.

•

Our business operations and those of third parties on whom we rely may be harmed as a result of cyber-attacks, other significant disruptions or breaches of information technology systems or other events beyond our control, such as natural disasters and geo-political actions.

•	We will require additional capital to finance our operations, which may not be available to us on acceptable terms or at all.
•	The market price of our common stock is volatile and affected by numerous factors, many of which we do not control.
•	We may be subject to securities litigation, which is expensive and could divert management attention.

v

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

•

Bemarituzumab (FPA144) is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, and that induces antibody-dependent cellular cytotoxicity that we are studying in a clinical trial in combination with 5-fluorouracil (5-FU), leucovorin and oxaliplatin, a standard-of-care chemotherapy regimen known as mFOLFOX6, as front-line treatment of patients with FGFR2b+, non-HER2+ gastric (stomach) or gastroesophageal junction, or GEJ, cancer. In December 2017, we granted Zai Lab (Shanghai) Co., Ltd., or Zai Lab, an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

•	FPT155 is a soluble CD80 fusion protein that enhances co-stimulation of T cells through CD28 that we are studying in a clinical trial in multiple cancers.
•	FPA157 is an anti-CCR8 antibody that is engineered to deplete CCR8-expressing intratumoral regulatory CD4+ T cells. We are conducting IND-enabling activities for FPA157.
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

We have two late-stage research programs. These programs arose from our prior in-house target discovery and validation and protein therapeutic generation and engineering capabilities, which we eliminated in 2019. We expect to advance each of these programs through preclinical development relying mostly on outsourced and contracted capabilities. In addition, we plan to supplement our product pipeline from time to time by selectively acquiring or licensing, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

COVID-19 Business Update

In response to the global spread of the ongoing COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the pandemic on our employees and our business. While we are not experiencing any material financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the effects of the COVID-19 pandemic as we evolve our business continuity plans and response strategy. In March 2020, our entire workforce, other than those whose job responsibilities require them to be physically present at our offices, transitioned to working remotely, which we have continued through the date of this Annual Report. To date, our remote working arrangements have not significantly impacted our ability to maintain our business operations.

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

We rely on CROs to perform most of the activities related to the conduct of our clinical trials, and we expect to advance our preclinical and late-stage research programs through preclinical development relying mostly on out-sourced and contracted capabilities. The ongoing COVID-19 pandemic increases the risk that the CROs or other service providers we engage will not be able to perform their contractual obligations relating to our clinical trials or preclinical studies in a timely or satisfactory manner. For example, resource limitations and social distancing requirements may affect the ability of our service providers to timely perform preclinical studies of our product candidates, which would delay our timelines and our potential clinical development of those product candidates.

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

The extent of the impact of the ongoing COVID-19 pandemic on our business, including on our clinical and preclinical programs, and the value of and market for our common stock is highly uncertain and will depend on future developments that cannot be predicted with confidence at this time, such as the ultimate duration, spread and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the countries in which we and our collaborators, partners and service providers operate, including in the countries where we and our partners are conducting clinical trials, the effectiveness of actions taken globally to contain and treat the disease, including the widespread availability and adoption of safe and effective vaccines against COVID-19, and how quickly and to what extent normal economic and operating conditions resume. For example, if remote working arrangements for our business, or those of our partners or service providers, are extended for longer than we currently expect, we may need to reassess our priorities and our near- and longer-term corporate objectives.

We continue to assess the impact of the ongoing COVID-19 pandemic on our business and operations. For additional information on the risks posed to our business by the COVID-19 pandemic, see Part I, Item 1A. Risk Factors of this Annual Report.

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

•

Continue to advance and expand our pipeline. We have a robust pipeline of proprietary and partnered targeted therapeutics that address multiple cell types in the tumor microenvironment. We and our partners are currently advancing bemarituzumab, FPT155 and BMS-986258 through clinical development and FPA157 and certain partnered programs through preclinical development. We also have two late-stage research programs. We plan to focus our resources on the further development of our product candidates, advancing our preclinical and late-stage research programs into clinical and preclinical development and supplementing our ongoing development pipeline from time to time by selectively acquiring or in-licensing, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies.

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

•

Build a U.S.-focused commercial enterprise by retaining U.S. commercial rights for our products. As our product candidates near commercialization, we plan to build sales and marketing capabilities in the United States that we can adequately serve as we work toward becoming a focused commercial organization. We currently have global rights to bemarituzumab, FPT155, FPA157 and our proprietary preclinical and research-stage programs, except that we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

Our Pipeline

The following table shows the stage of development of the most advanced product candidates that we are developing or that have come from our pipeline and are being developed or supported by our collaborators:

______________________________

*   Partnered with Zai Lab – see “Part I—Item 1. Collaborations” of this Annual Report for a description of our December 2017 license and collaboration agreement with Zai Lab, or the China collaboration agreement.

** Partnered with BMS. Development is being conducted exclusively by BMS – see “Part I—Item 1. Collaborations” of this Annual Report for a description of our collaboration agreement with BMS.

† Development is being conducted exclusively by Seagen, Inc.

Clinical Programs

Bemarituzumab (FPA144)

Bemarituzumab is an antibody that inhibits FGFR2b that we are developing to treat epithelial cancers that overexpress FGFR2b. We have developed, in collaboration with a third-party companion diagnostic development partner, an immunohistochemistry-, or IHC-, based assay to identify patients with FGFR2b+ gastric and GEJ cancer who would be most likely to benefit from treatment with bemarituzumab. We plan to conduct additional work with our third-party companion diagnostic development partner to adapt this IHC-based assay to identify FGFR2b overexpression in other epithelial cancers such as non-small cell lung, breast and ovarian cancers to support our clinical development of bemarituzumab to treat FGFR2b+ epithelial cancers.

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

Clinical Development of Bemarituzumab

We are completing a global Phase 2 clinical trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced FGFR2b+, non-HER2+ gastric or GEJ cancer, which we refer to as the FIGHT trial. The FIGHT trial was designed to evaluate the safety and efficacy of bemarituzumab in combination with standard-of-care mFOLFOX6 chemotherapy as compared to placebo in combination with mFOLFOX6 chemotherapy in front-line gastric and GEJ cancers. We are conducting the FIGHT trial in China in collaboration with Zai Lab. The FIGHT trial enrolled 155 patients in 15 countries across Asia, the European Union and the United States, with 77 patients randomized to the bemarituzumab arm and 78 patients randomized to the placebo arm.

We identified patients for inclusion in the FIGHT trial using both an IHC test, which allowed us to detect FGFR2b overexpression on the tumor tissue in a biopsy specimen, and a ctDNA blood-based test, which allowed us to detect FGFR2 gene amplification from DNA shed by tumor cells in blood plasma. FGFR2 gene amplification is a cause of FGFR2b overexpression, and measuring FGFR2 gene amplification in the blood is an indirect way of identifying tumors that overexpress FGFR2b that we may otherwise not identify using an IHC test. We excluded from eligibility for the trial any patients known to be HER2+. We screened over 900 patients and found that approximately 30% of non-HER2+ gastric and GEJ cancers overexpress FGFR2b. The frequency of FGFR2b overexpression was similar across Asia, the European Union and the United States.

In November 2020, we announced that all three primary and secondary endpoints in the FIGHT trial met pre-specified statistical significance (at a 2-sided alpha of 0.20) as compared to placebo in combination with mFOLFOX6. The primary endpoint in the FIGHT trial was progression-free survival, or PFS, and the secondary efficacy endpoints were overall survival, or OS, and objective response rate, or ORR. In January 2021, clinical results from the FIGHT trial were presented in a late-breaking oral presentation at the 2021 American Society of Clinical Oncology Gastrointestinal Cancers Virtual Annual Symposium, or the 2021 ASCO GI presentation. As of the September 28, 2020 data cutoff date for the 2021 ASCO GI presentation, the FIGHT trial demonstrated the following efficacy results for bemarituzumab in combination with mFOLFOX6 as compared to placebo in combination with mFOLFOX6:

•	an increase in median PFS from 7.4 months in the placebo arm to 9.5 months in the bemarituzumab arm (hazard ratio 0.68; 95% confidence interval 0.44 – 1.04; p = 0.073);
•	an increase in median OS from 12.9 months in the placebo arm to not reached in the bemarituzumab arm (hazard ratio 0.58; 95% confidence interval 0.35 – 0.95; p = 0.027); and
•	an improvement in ORR of 13.1%, from 33.3% in the placebo arm to 46.8% in the bemarituzumab arm (95% confidence interval -29.0% to 2.8%; p = 0.106).

Additional analysis of the data showed a correlation between higher levels of FGFR2b overexpression and an increase in PFS and OS benefit in patients in the bemarituzumab arm, confirming both the importance of the FGFR2b target and the activity of bemarituzumab against the FGFR2b target.

The incidence of all of the following adverse events was comparable between patients in the bemarituzumab treatment arm and patients in the placebo arm of the study: adverse events of any grade (100% vs. 98.7%, respectively), serious adverse events (31.6% vs. 36.4%, respectively) and deaths due to adverse events (6.6% vs. 5.2%, respectively). Stomatitis (31.6% vs 13.0%) and elevated transaminases (34.2% vs 19.5%) were more common in the bemarituzumab arm as compared to the placebo arm of the study. Treatment-emergent adverse events that were grade 3 or higher were also more frequently reported in patients receiving bemarituzumab in combination with mFOLFOX6 (82.9%) as compared to patients receiving placebo in combination with mFOLFOX6 (74.0%).

Ocular events are common in therapies targeting FGFR and were also reported in the FIGHT trial. As expected, corneal events were reported more frequently in the bemarituzumab arm (67.1% vs 10.4%), with the most common being dry eye (26.3%), keratitis (15.8%) and punctate keratitis (14.5%). More patients discontinued bemarituzumab (34.2%) compared to placebo (5.2%) due to an adverse event, and the majority of these patients (21 of 26 patients) discontinued bemarituzumab due to an ocular event. The discontinuation of bemarituzumab due to an ocular event decreased the median duration of exposure to bemarituzumab by 3.2 weeks; from 25.3 weeks (n=55, range: 2.0 to 71.7 weeks) for patients who did not experience an ocular event to 22.1 weeks (n=21, range: 12.0 to 46.7 weeks) for patients who experienced an ocular event. There were no reported treatment-emergent adverse events of retinal pigment epithelial detachment or hyperphosphatemia in patients receiving bemarituzumab in combination with mFOLFOX6.

The data observed in the FIGHT trial support the advancement of the development of bemarituzumab as a potential treatment for FGFR2b+, non-HER2+ gastric and GEJ cancer. Accordingly, we plan to initiate a Phase 3 clinical trial of bemarituzumab in gastric and GEJ cancer by the end of 2021. For future clinical trials of bemarituzumab, we plan to work closely with investigators and advisors to incorporate best practices based on our findings from the FIGHT trial to better identify and minimize the occurrence of corneal adverse events and to manage these events when they do occur, including baseline eye exams, prophylactic lubricating eye drops and close monitoring for signs and symptoms of corneal toxicity, including dry eye.

In addition, we believe the FIGHT data support the potential development of bemarituzumab in other epithelial cancers that overexpress FGFR2b, including non-small cell lung cancer, breast cancer and ovarian cancer. We plan to initiate clinical development of bemarituzumab in other epithelial cancers that overexpress FGFR2b by the end of the year.

Market Opportunity

Globally, gastric cancer is the fifth most common malignancy with the third highest mortality. It is estimated that nearly 500,000 patients were diagnosed with gastric or GEJ cancer in 2020 globally. Of these patients, approximately 330,000 patients were diagnosed with advanced-stage disease, of which approximately 260,000 are diagnosed with HER2- metastatic gastric or GEJ cancer, and nearly 75,000 of these patients have FGFR2b+ cancers. No new frontline therapies have been approved for these patients in over a decade, and systemic chemotherapy remains the standard of care. We believe bemarituzumab has the potential to offer new advancements in the treatment of FGFR2b+, HER2- metastatic gastric or GEJ cancers.

In June 2016, the U.S. Food and Drug Administration, or the FDA, granted Orphan Drug Designation to bemarituzumab for the treatment of gastric cancer, including GEJ cancer, in patients whose tumors overexpress FGFR2b.

In addition to gastric and GEJ cancer, the literature have reported meaningful FGFR2b overexpression in numerous other epithelial tumors, including non-small cell lung cancer, breast cancer and ovarian cancer. We believe the data we observed in the FIGHT trial support the potential development of bemarituzumab in these and other cancers that overexpress FGFR2b.

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

Clinical Development of FPT155

We are conducting a Phase 1a/1b clinical trial of FPT155 in patients with solid tumors. We have completed enrollment of patients at the 560 mg (flat dosing every 3 weeks) monotherapy dose level and have begun enrolling patients at the 840 mg (flat dosing every 3 weeks) monotherapy dose level. We have observed pharmacodynamic biomarker data in the Phase 1a dose escalation portion of the trial that show expansion of central memory T cells in the blood, which is consistent with the predicted mechanism of action of FPT155 that has been observed in preclinical studies.

As part of the trial, we have also tested FPT155 as monotherapy in exploratory cohorts with tumor types and at dose levels at which we have not observed any dose-limiting toxicities and at which we have observed efficacy in preclinical models, with the objective of gaining additional data on safety, pharmacokinetics and potential preliminary single-agent clinical activity of FPT155. In this exploratory cohort, we enrolled patients with tumors likely to have T cell infiltration, which are commonly referred to as “warm” or “hot” tumors.

Although we anticipate single-agent activity of FPT155, early safety data we have observed in the trial and preclinical data suggest that FPT155 may be safely combined with an anti-PD-1 therapy, and that the combination will be synergistic. Accordingly, we are evaluating patients in a dose escalation cohort in the Phase 1a portion of the trial to evaluate the combination of FPT155 and pembrolizumab in patients with PD(L)-1 treated non-small cell lung cancer. We are currently enrolling patients in the third combination cohort (280 mg of FPT155 flat dosing every three weeks). We plan to follow the dose escalation of the combination with an expansion cohort evaluating a selected dose of FPT155 in combination with pembrolizumab in the same patient population.

We expect to determine the development path for FPT155 in “warm” and “hot” tumors in 2021 based on monotherapy clinical results at the 560mg and 840mg dose levels and combination clinical results from the ongoing dose escalation.

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

Preclinical Programs

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

We are currently conducting IND-enabling activities for FPA157.

Late-Stage Research Programs

We currently have two late-stage research programs that arose from our work with our discovery capabilities. We expect to advance each of our late-stage research programs through preclinical development relying mostly on outsourced and contracted capabilities.

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

In addition, our strategy for supplementing our ongoing development pipeline from time to time is to selectively acquire or license, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies. We continue to evaluate for potential acquisition or licensing assets that are IND-ready or in early clinical development and that we can leverage our in-house development capabilities to develop to data read-outs in the near- to medium-term. Our primary focus remains on oncology therapeutics.

A summary of our key product, clinical and discovery collaborations and license agreements is set forth below. For information regarding the financial terms of the following agreements, including amounts we have received through December 31, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Overview – Collaboration and License Revenue.”

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

Under the terms of the China collaboration agreement, Zai Lab will be responsible, at its expense, for (i) developing and commercializing products containing the licensed antibody, each, a licensed product, under a territory development plan, and (ii) performing certain development activities to support our global development and registration of licensed products, including the FIGHT trial, in the territory, under a global development plan. In addition, Zai Lab agreed to reimburse us for certain global development activities, which is limited to a maximum of $10.0 million, and certain costs for the development of companion diagnostics.

In January 2018, pursuant to the terms of the China collaboration agreement, Zai Lab paid us a $5.0 million non-refundable and non-creditable upfront fee ($4.2 million after netting value-added tax withholdings). Additionally, pursuant to the China collaboration agreement, with respect to each licensed product, we will be eligible to receive up to $39.0 million in specified developmental and regulatory milestone payments.

Zai Lab will also be obligated to pay us a royalty, on a licensed product-by-licensed product and region-by-region basis, in the high teens or low twenties, depending on the number of patients Zai Lab enrolled in the FIGHT trial, subject to reduction in certain circumstances, on net sales of each licensed product in the territory until the latest of (i) 11 years after the first commercial sale of such licensed product in such region, (ii) the expiration of certain patents covering such licensed product in such region, and (iii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity with respect to such licensed product expires in such region. We cannot determine the date on which Zai Lab’s potential royalty payment obligations to us would expire because Zai Lab has not yet developed any licensed products under the agreement, and we therefore cannot at this time identify the date of the first commercial sale of or expiration of any related patents covering or regulatory exclusivity periods with respect to any licensed products.

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

In December 2017, we earned a $5.0 million milestone payment under the discovery collaboration agreement in connection with BMS’s filing of an IND for BMS-986258, BMS’s anti-TIM-3 antibody. This antibody is BMS’s first clinical candidate arising from the collaboration.

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

Through December 31, 2020, we made milestone payments to Galaxy totaling $14.6 million. We are obligated to pay Galaxy additional milestone payments of up to $77.4 million, comprising aggregate intellectual property-related milestone payments of up to $3.0 million, aggregate development-related milestone payments of up to $17.5 million for development in two indications, aggregate regulatory-related milestone payments of up to $41.5 million for two indications and aggregate commercial-related milestone payments of up to $30.0 million. We are also obligated to pay tiered royalties on net sales of bemarituzumab from the high-single digits to the low-double digits.

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

Under the agreement, we made milestone payments to BioWa-Lonza totaling $1.2 million through December 31, 2020. We are obligated to pay BioWa-Lonza additional milestone payments of up to $24.7 million for regulatory and commercialization milestones achieved in our bemarituzumab antibody program. We are also obligated to pay BioWa-Lonza tiered royalties on net sales of bemarituzumab up to mid-single digit percentages of the proceeds of such sales.

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

FPT155

Our patent portfolio for FPT155 includes pending U.S. and foreign patent applications wholly owned by us. Those pending applications cover compositions of matter, methods of use, combination therapies, biomarkers and formulations relating to FPT155. The issued U.S. patent covering compositions of matter and methods of use, expires in 2036. Patents that may issue from the pending U.S. and foreign applications would expire between 2036 and 2041.

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

Government Regulation and Product Approval

In the United States, the FDA regulates protein therapeutics like bemarituzumab, FPT155, FPA157 and our other product candidates as biological drug products, or biologics, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and related regulations. Biologics are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable United States regulatory requirements at any time during the product development or approval process or after approval may subject an applicant to administrative or judicial actions. These actions could include the suspension or termination of clinical trials by the FDA or an Institutional Review Board, or IRB, the FDA’s refusal to approve pending applications or supplements, revocation of a biologics license, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, civil penalties or criminal prosecution. Any administrative or judicial action involving us or our product candidates could have a material adverse effect on us.

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

Biologics Product Development

The process required by the FDA before biologics may be marketed in the United States generally involves the following:

•	Preclinical laboratory and animal testing;
•	submission of an Investigational New Drug, or IND, application, which must become effective before clinical trials can begin;
•	adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic for its intended use or uses;
•	pre-approval inspection of manufacturing facilities and clinical trial sites; and
•	FDA approval of a Biologics License Application, or BLA, which must occur before a biologic can be marketed or sold.

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

The Biologics License Application Approval Process

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

After the FDA completes its review of a BLA, it will either communicate to the sponsor that it will approve the product or issue a complete response letter to communicate that it will not approve the BLA in its current form and to inform the sponsor of changes that the sponsor must make or additional clinical, nonclinical or manufacturing data that must be received before the FDA can complete review and ultimately approve the application, with no implication regarding the ultimate approvability of the application. If a complete response letter is issued, the sponsor may either resubmit the BLA, addressing all deficiencies identified in the letter, or withdraw the application. Resubmitting a BLA in response to a complete response letter can add additional time to the approval process for a product.

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

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or knowingly and willfully making false statements relating to healthcare matters. HIPAA also imposes obligations on certain covered entities, which include healthcare providers, health plans and healthcare clearinghouses, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

The federal Physician Payments Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of products for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to track payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as physician ownership and investment interests, and to publicly report such data. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives. Manufacturers subject to the Open Payments Program must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties.

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

In March 2010, the Affordable Care Act was enacted, which includes measures that have changed the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are also increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologics product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 51 full-time employees and no part-time employees. Of these employees, 27 were primarily engaged in research and development activities and 12 have an M.D. or a Ph.D. degree.

In October 2019, we implemented a corporate restructuring, pursuant to which we eliminated 63 positions across all functions. We completed this restructuring in 2020.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities to achieve our objectives.

Corporate Information

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

Item 1A. Risk Factors

This Annual Report contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Annual Report as well as our other publicly available filings with the Securities and Exchange Commission, or SEC. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.

Risks Related to Our Business and Industry

The ongoing COVID-19 pandemic, and efforts to reduce the spread of COVID-19, could adversely impact our business and operations, including our clinical trials.

In response to the ongoing COVID-19 pandemic and in an effort to control the spread of COVID-19, state and local authorities continue to mandate travel and other restrictions and issue “shelter-in-place” and similar orders, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and require cessation of non-essential travel. In response to these public health directives and orders, in March 2020, our entire workforce, other than those whose job responsibilities require them to be physically present at our offices, transitioned to working remotely, which we have continued through the date of this Annual Report. The effects of the government orders and directives, together with our remote working arrangements, may negatively impact productivity, disrupt our business, delay the progress of our clinical and preclinical programs, and exacerbate other risks to our business, including an increased risk of cybersecurity incidents and unauthorized dissemination of confidential or other sensitive information relating to us or third parties. Although certain restrictions have been or may be lifted or loosened in certain geographic areas, failure to contain the disease and the occurrence of further outbreaks of COVID-19 has required reinstatement of restrictions in certain parts of the United States and globally, and the extent to which these restrictions will remain in effect and the duration of these restrictions are uncertain. In addition, while certain vaccines against COVID-19 have received preliminary emergency use authorization for use by the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory authorities, it is uncertain when vaccines will be widely available to the broader population and whether they will be widely adopted, which may further extend the duration of government restrictions. The magnitude of each of the risks to our business will depend, in part, on the duration and severity of the pandemic itself and the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and other similar, and perhaps more severe, disruptions in our operations could result from the pandemic and may negatively impact our business, operating results and financial condition.

Government orders and restrictions may also adversely impact the business operations of our collaborators, partners and service providers, including our CROs, that conduct most of the activities related to the conduct of our clinical trials and our CMOs that may produce our supply of drug product for use in our clinical trials and preclinical studies. If any of these third parties experience disruptions in their operations as a result of COVID-19, such as temporary facilities closures or suspension of services, the conduct of our clinical trials or preclinical studies could be delayed.

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

The extent of the impact of the ongoing COVID-19 pandemic on our business, including on our clinical and preclinical programs, and the value of and market for our common stock is highly uncertain and will depend on future developments that cannot be predicted with confidence at this time, such as the ultimate duration, spread and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the countries in which we and our collaborators, partners and service providers operate, including in the countries where we and our partners are conducting clinical trials, the effectiveness of actions taken globally to contain and treat the disease, including the widespread availability and adoption of safe and effective vaccines against COVID-19, and how quickly and to what extent normal economic and operating conditions resume. For example, if remote working arrangements for our business, or those of our partners or service providers, are extended for longer than we currently expect, we may need to reassess our priorities and our near- and longer-term corporate objectives. Accordingly, we do not yet know the full extent of potential delays or other effects on our business, healthcare systems or the global economy as a whole. However, these impacts, or any combination of them, could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may heighten the other risks and uncertainties described in this “Risk Factors” section.

Our FIGHT trial evaluating the combination of bemarituzumab and mFOLFOX6 in patients with FGFR2b+, non-HER2+ gastric or GEJ cancer achieved all three efficacy endpoints. However, we will require substantial additional capital and resources to continue development of, seek regulatory approval for and commercialize bemarituzumab globally.

As discussed elsewhere in this Annual Report, in November 2020, we announced that all three primary and secondary endpoints in our global Phase 2 clinical trial evaluating bemarituzumab in combination with 5-fluorouracil, or 5-FU, leucovorin, and oxaliplatin, a standard of care chemotherapy regimen known as mFOLFOX6, as front-line treatment of patients with advanced FGFR2b+, non-HER2+ gastric or gastroesophageal junction, or GEJ, cancer, or the FIGHT trial, met pre-specified statistical significance (at a 2-sided alpha of 0.20) as compared to placebo in combination with mFOLFOX6.

We are evaluating pathways for further development and approval of bemarituzumab in combination with mFOLFOX6 as a potential treatment for FGFR2b+, non-HER2+ gastric or GEJ cancer and plan to advance discussions with regulatory authorities worldwide to determine next steps for the program. We plan to initiate a global Phase 3 clinical trial to further evaluate bemarituzumab in combination with mFOLFOX6 by the end of 2021. Based on the data observed in the FIGHT trial, we are also evaluating options for potential development of bemarituzumab in combination with standard of care chemotherapy and other therapeutic agents in other epithelial cancers that overexpress FGFR2b, including non-small cell lung cancer, breast cancer and ovarian cancer. We will require substantial additional capital in order to further develop, seek regulatory approval for and commercialize bemarituzumab, which we may not be able to obtain on reasonable terms or at all. We may also be required to increase our workforce, potentially at a rapid pace, develop expertise in areas with which we may have limited experience, such as in sales and marketing, and obtain access to additional commercial manufacturing capabilities to which we do not currently have access. Our inability to achieve any of the foregoing or to otherwise successfully complete development of bemarituzumab may result in delays in, or prevent us from, obtaining approval for and commercializing bemarituzumab.

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

We do not know whether any of our clinical trials will begin as and when planned, will need to be amended or restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business, results of operations and prospects. Events which may result in a delay in or unsuccessful completion of clinical development include:

•	the impact of public health epidemics, such as the COVID-19 pandemic currently impacting countries worldwide;
•	delays in reaching an agreement with or failure to obtain authorization from the FDA or other comparable regulatory authorities and institutional review boards, or IRBs;
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

For example, we have conducted and are in the process of completing the FIGHT trial in China in collaboration with Zai Lab (Shanghai) Co., Ltd., or Zai Lab. Zai Lab’s ability to conduct the FIGHT trial and any future clinical trial of bemarituzumab in combination with mFOLFOX6 in China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials in China. The government policies, laws and regulations in China are evolving rapidly, and changes to these policies, laws and regulations are difficult to predict. If any such government policies, laws or regulations in China evolve in a way that makes it more difficult or inefficient for us or Zai Lab to conduct the FIGHT trial or any such future clinical trial in China, we may experience delays in conducting such trials at clinical trial sites in China, which would delay our ability to obtain approval for and commercialize bemarituzumab.

In addition, in order to successfully conduct the FIGHT trial and any future clinical trial of bemarituzumab in combination with mFOLFOX6 in each country where the trial is taking place, we must obtain sufficient clinical supply of each component of mFOLFOX6 to administer the mFOLFOX6 regimen to patients in each such country. If we experience delays in obtaining or are unable to obtain sufficient supply of any component of the mFOLFOX6 regimen in any country, we may experience delays in conducting the FIGHT trial or any such future clinical trial at clinical trial sites in such country, which would delay our ability to obtain approval for and commercialize bemarituzumab.

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

In addition, enrollment in and the conduct of our clinical trials may be affected by the ongoing COVID-19 pandemic. For example, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources towards the COVID-19 pandemic, and patients enrolled in our clinical trials may not be able to receive treatment in accordance with the relevant clinical trial protocol if, for example, quarantines impede patient movement or interrupt healthcare services. Similarly, COVID-19 may negatively impact our ability to recruit and retain patients for participation in our clinical trials, and principal investigators and clinical site staff who, as healthcare providers, may have heightened risk of exposure to COVID-19, may be unable or unwilling to participate in or continue participating in our clinical trials. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring and data collection, cleaning, reporting and analysis, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal, state or local authorities, employers and others in connection with the COVID-19 pandemic, including reduced access to clinical trial sites resulting from such restrictions. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

We may not successfully develop or commercialize our current or future product candidates, which may force us to terminate our development efforts for one or more programs.

The success of our business depends primarily upon our ability to develop and commercialize protein therapeutics. We currently have three late-stage research and preclinical programs, including FPA157, that arose from our work with our in-house discovery capabilities and validation and protein therapeutic generation and engineering capabilities, which we eliminated in 2019. In addition, we plan to supplement our ongoing development pipeline from time to time by selectively acquiring or licensing, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

Our efforts to preclinically develop potential new protein therapeutic candidates may initially show promise, yet fail to yield product candidates for clinical development or candidates that we successfully clinically develop and ultimately commercialize for numerous reasons, including the following:

•	our research methodology may not successfully identify potential product candidates;
•	our product candidates may yield unexpected results in research or preclinical studies that make such product candidates unsuitable for further development;
•	product manufacturing difficulties may limit product yield or produce undesirable product characteristics that may increase our costs, cause delays or make our product candidates unmarketable;
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

If we are unable to advance our late-stage research or preclinical programs and any future product candidates into and through clinical development, or if we experience significant delays in doing so, our business may be materially harmed.

Our ability to generate product revenues, which we do not expect to occur for many years, if ever, will depend heavily on our and our partners’ ability to successfully advance our late-stage research or preclinical programs, including FPA157, and any future product candidates into and through clinical development. The outcome of preclinical studies of any of our future product candidates may not predict the success of such product candidates in clinical trials. Moreover, preclinical results regarding a product candidate are often susceptible to varying interpretations and analyses and may not translate into similar results when the product candidate is tested clinically in humans. Many companies have believed their product candidates performed satisfactorily in preclinical and early clinical studies, but such product candidates have nonetheless failed during clinical development. Our inability to successfully complete preclinical or clinical development of any of our future product candidates could cause us to incur additional costs, delay or prevent our ability to advance these product candidates into clinical development or commercialization, or impair our ability to receive development, regulatory, commercialization or sales milestone payments from our current or future collaboration partners or to generate and receive royalties on product sales or product revenues from our current or future collaboration partners.

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

We currently have process development capabilities. Historically, we generally performed cell line and process development for our product candidates and manufactured quantities of our product candidates necessary to conduct preclinical studies of those product candidates. We are increasingly relying on third-party service providers with respect to cell line and process development activities, as well as the manufacturing of quantities of our product candidates for use in preclinical studies. We do not have, and we do not have current plans to acquire or develop, the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. We rely on third-party manufacturers to produce bulk drug substance required for our clinical trials and expect to continue to rely on third parties to manufacture drug supplies for our clinical trials, as well as any commercial drug product for any of our product candidates that may receive regulatory approval, for the foreseeable future. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of investigational drug products.

We have not contracted with alternate suppliers in the event that our third-party manufacturers or other third parties on whom we rely to provide us with clinical trial drug supplies are unable to scale production, including for larger clinical trials or commercial-scale production, or if we otherwise experience any problems with these manufacturers or other third parties. For example, public health epidemics, such as the COVID-19 pandemic currently impacting countries worldwide, may impact the ability of our existing or future manufacturers to perform their obligations under our manufacturing agreements with such parties. Any problems we experience with our current manufacturers or these third parties could delay the manufacturing of our product candidates or the progress of our clinical trials or preclinical studies, or the ultimate successful commercialization of any products for which we receive regulatory approval, which could increase our costs and harm our results of operations. In addition, if we are unable to arrange for alternative third-party manufacturing sources, or are unable to do so on commercially reasonable terms or in a timely manner, the development and potential commercialization of our product candidates may be delayed.

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

For example, we are developing bemarituzumab to treat epithelial cancers that overexpress FGFR2b. We have developed, in collaboration with a third-party companion diagnostic development partner, an IHC-based assay to identify patients with FGFR2b+ gastric and GEJ cancer who would be most likely to benefit from treatment with bemarituzumab. We plan to conduct additional work with our third-party companion diagnostic development partner to adapt this IHC-based assay to identify FGFR2b overexpression in other epithelial cancers such as non-small cell lung, breast and ovarian cancers to support our clinical development of bemarituzumab to treat FGFR2b+ epithelial cancers.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization. For any companion diagnostic that we develop for use with one of our product candidates, we or our collaboration partners may experience delays in obtaining or may fail to obtain regulatory approval for such companion diagnostic, which could delay its development and harm our business. If we or our collaboration partners are unable to obtain necessary regulatory approvals for our companion diagnostics, including for bemarituzumab, or experience delays in doing so, we may suffer significant negative consequences, including:

•	the applicable product candidate may not receive marketing approval if it’s safe and effective use depends on use of a companion diagnostic; or
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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. While doctors may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a doctor’s choice of drug treatment made in the doctor’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling. Violations of applicable laws and regulations, including promotion of our products for unapproved or off-label uses, may subject us to enforcement letters, inquiries, investigations and civil and criminal sanctions by the government. Similarly, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

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

We are conducting certain of our clinical trials in countries outside of the United States and will need to obtain marketing approval for our product candidates in each such country before we can sell our products there. For example, we have conducted and are in the process of completing the FIGHT trial in China in collaboration with Zai Lab and are relying on Zai Lab’s ability to obtain approval for bemarituzumab in China, Taiwan, Hong Kong and Macau, or collectively, Greater China, from the China Food and Drug Administration. However, Zai Lab’s ability to obtain approval in Greater China depends on Zai Lab’s and our ability to comply with the government policies, laws and regulations applicable to conducting clinical trials and obtaining approval for and commercializing drug products in Greater China. The government policies, laws and regulations in China are evolving rapidly and future changes are difficult to predict. If any such government policies, laws or regulations evolve in a way that make it more difficult or inefficient for Zai Lab or us to clinically develop, obtain approval for or commercialize bemarituzumab in China, the conduct of the FIGHT trial or any future clinical trials of bemarituzumab in combination with mFOLFOX6 may be delayed, which will delay our ability to obtain approval for and commercialize bemarituzumab.

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

The withdrawal of the United Kingdom from the EU, commonly referred to as Brexit, may adversely impact our ability to obtain regulatory approvals for our product candidates in the United Kingdom or the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the United Kingdom or the EU and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the United Kingdom or the EU.

Following the result of a referendum in 2016, the United Kingdom left the European Union, or EU, on January 31, 2020, an event commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, which outlines the future trading relationship between the United Kingdom and the European Union, was agreed upon in December 2020.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom and the EU. For example, Great Britain is no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency, or EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency, or MHRA, is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would result in delays in or prevent us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve or sustain profitability. If we are forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the EU for our product candidates, we may have to incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve or sustain profitability.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the EU, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the United Kingdom diverge from the EU from a regulatory perspective with respect to medicinal products, tariffs could be put into place in the future. We could, therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) in the operation of our business, which could significantly and materially harm or delay our ability to generate revenues or achieve or sustain profitability. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may subject us to unexpected duty costs or other non-tariff barriers. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

In addition, Brexit may influence the attractiveness of the United Kingdom as a place to conduct clinical trials. The EU’s regulatory environment for clinical trials is being harmonized as part of the Clinical Trial Regulations, which are due to enter into full effect at the end of 2021, but it is currently unclear to what extent the United Kingdom will seek to align its regulations with those of the EU. Failure of the United Kingdom to closely align its regulations with those of the EU may affect the cost of conducting clinical trials in the United Kingdom as compared to other countries or make it harder to seek marketing authorization for our product candidates based on clinical trials conducted in the United Kingdom. In the short term, there will be few changes to clinical trials that only have sites in the United Kingdom. The MHRA has confirmed that the sponsor of a clinical trial can be based in the European Economic Area, or EEA, for an initial period following the Transition Period. Further investigational medicinal products can be supplied directly from the EU/EEA to a clinical trial site in Great Britain without further oversight until January 1, 2022, and to Northern Ireland beyond such date. The United Kingdom is now a “third country” for the purpose of clinical trials that have sites in the EEA. For such clinical trials, the sponsor/legal representative must be based in the EEA, and the trial must be registered on the EU Clinical Trials Register (including data from clinical trial sites outside of the EEA).

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

Our competitors may obtain regulatory approval for their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or otherwise effectively compete in the markets for our product candidates. Our competitors may also develop, acquire or license on an exclusive basis products that are more effective, more convenient, more widely accepted or less costly or have better safety profiles than our product candidates and may also be more successful in manufacturing and marketing such products than we are with respect to our product candidates. In addition, if third parties obtain regulatory approval for their products before we do, such products may change the treatment landscape for our product candidates and affect our ability to successfully launch and commercialize any products for which we receive regulatory approval.

We also currently and will in the future compete with other companies in recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our research and development programs.

In addition, we plan to supplement our ongoing development pipeline from time to time by selectively acquiring or licensing, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies. We continue to evaluate for potential acquisition or licensing assets that are IND-ready or in early clinical development and that we can leverage our in-house development capabilities to develop to data read-outs in the near- to medium-term. Our primary focus remains on oncology therapeutics. The acquisition and licensing of pharmaceutical product candidates is very competitive, and we expect to compete with third parties seeking to acquire or license product candidates in which we are interested, including more established companies that have strategies to license or acquire products and may have competitive advantages over us, as well as other emerging companies that take similar or different approaches to product acquisitions and licensing.

Although there are no approved therapies that specifically target the signaling pathways that our current product candidates are designed to modulate or inhibit, there are numerous drugs that are currently approved to treat the same diseases or indications for which our current product candidates may be useful and many of these currently-approved therapies act through mechanisms similar to those of our current product candidates. Many of these approved drugs are well-established therapies or products, or are in well-established classes of drugs, and are widely accepted by physicians, patients and third-party payors. Approved drugs with which our products may compete may include branded drugs that may be subject to patent protection and generic drugs, each of which may offer key differentiators based on efficacy, safety or available coverage and reimbursement. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. This may make it difficult for us to differentiate our products from currently-approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics and we cannot predict if and how the applicable standards of care will change as our product candidates progress through clinical development.

If bemarituzumab in combination with mFOLFOX6 were approved for the treatment of previously untreated, advanced FGFR2b+/HER2- gastric or GEJ cancer, it could face competition from currently-approved and marketed products, including chemotherapeutic agents, such as 5-fluorouracil, S-1, capecitabine, doxorubicin, cisplatin, epirubicin, oxaliplatin, leucovorin, carboplatin, paclitaxel, irinotecan, docetaxel, including combination regimens involving the foregoing, such as mFOLFOX6 and EOX, as well as antibodies that bind to PD1/PD-L1, including Bristol-Myers Squibb Company, or BMS/Ono Pharmaceutical Co., Ltd.’s, or Ono, Opdivo monotherapy, Opdivo in combination with BMS/Ono’s Yervoy® (ipilimumab) anti-CTLA-4 antibody or Opdivo in combination with chemotherapy, Merck & Co., Inc.’s Keytruda® (pembrolizumab) anti-PD1 antibody, alone or in combination with chemotherapy, AstraZeneca UK Limited, or AstraZeneca/MedImmune, LLC’s, or MedImmune, Imfinzi® (durvalumab) anti-PD-L1 antibody in combination with AstraZeneca/MedImmune’s tremelimumab anti-CTLA4 antibody, BeiGene Ltd.’s tislelizumab anti-PD1 antibody, Innovent Biologics Inc./Eli Lilly and Company’s Tyvyt® (sintilimab) anti-PD1 antibody, Incyte Corporation/MacroGenics, Inc./Zai Lab’s retifanlimab (INCMGA0012) anti-PD1 antibody, and Jiangsu Hengrui Medicine Co., Ltd.’s AiRuiKa™ (camrelizumab, SHR-1210) anti-PD1 antibody, Elevar Therapeutics, Inc./Jiangsu Hengrui Medicine Co., Ltd.’s  rivoceranib (ex-China)/apatinib (China) small molecule targeting VEGFR2 and Astellas Pharma Inc.’s zolbetuximab anti-Claudin 18.2 antibody in combination with chemotherapy. It is possible bemarituzumab will be used in combination with or be adjunctive to one or more of these therapies and potential therapies, or that bemarituzumab will be used at different stages of the treatment regimen or disease progression.

We believe that our ability to successfully compete will depend on, among other things:

•

the efficacy and safety profile of our product candidates, including relative to marketed products, including the standard of care therapies for diseases or indications for which we are developing our product candidates, and product candidates undergoing development by third parties;

•	the time it takes for our product candidates to complete clinical development and receive marketing approval, including our ability to take advantage of any expedited regulatory or approval pathways;
•	our and our partners’ ability to successfully launch and commercialize any of our product candidates that receive regulatory approval;
•	our and our partners’ ability to manufacture commercial quantities of any of our product candidates that receive regulatory approval, including in sufficient amounts to meet the market demand;
•	the price of our products, including in comparison to branded or generic competitors;
•

the availability of coverage and reimbursement levels under private and governmental health insurance plans, including Medicare, that enable patients to access any of our product candidates that receive regulatory approval;

•	acceptance of any of our product candidates that receive regulatory approval by patients and physicians and other healthcare providers; and
•	our ability to establish, maintain and protect intellectual property rights related to our product candidates.

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

In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, which includes measures that have changed the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The federal Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that became effective on January 1, 2019 and repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which payment is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless Congress takes additional action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal legislation designed to, among other things, increase transparency in drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. In addition, there have been and continue to be similar initiatives at the state level to reduce drug costs.

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

It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

We may become subject to product liability lawsuits, which could cause us to incur substantial liabilities and limit commercialization of any products we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that receive marketing approval. Product liability claims may be brought against us by patients, including those enrolled in our clinical trials, healthcare providers or others that use, administer or sell our products. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop or commercialize caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates or any products that receive marketing approval;
•	termination of clinical trials at particular sites or entire clinical trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of patients from participation in our clinical trials;
•	significant costs to defend the related litigation;
•	substantial monetary awards payable to claimants, including patients enrolled in our clinical trials or patients that have been treated with any of our products that may receive regulatory approval;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	inability to commercialize any products that have received marketing approval.

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

•

The federal Open Payments program requires manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members, which will be expanded beginning in 2022 to require applicable manufacturers to report information regarding payments and other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year; and

•

Analogous state and foreign laws and regulations impose similar restrictions to those described above, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to report information on the pricing of certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the EU General Data Protection Regulation, or GDPR, which imposes privacy and security obligations on any entity that collects or processes health data from individuals located in the EU and became enforceable on May 25, 2018. As well as complicating our compliance efforts, these laws could subject us to penalties or significant legal liability in the event that we fail or are unable to comply. For example, significant non-compliance with the GDPR may result in the imposition of fines of up to 20 million euros or up to four percent of the annual global turnover of the responsible entity, whichever is greater.

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

To succeed, we must recruit, develop, retain, manage and motivate qualified clinical, scientific, technical, general and administrative and management personnel while facing significant competition for experienced personnel. In January 2019, we announced our implementation of a corporate restructuring, or the January 2019 restructuring, to focus our resources on our clinical development and preclinical and late-stage research programs. In connection with the January 2019 restructuring, we eliminated 41 positions, representing approximately 20% of our then-current headcount. In October 2019, we implemented a second corporate restructuring, or the October 2019 restructuring, to extend our cash runway and ensure our long-term sustainability. In connection with the October 2019 restructuring, we reduced our workforce by 63 positions across all functions. We believe the restructurings harmed our ability to attract and retain qualified personnel and resulted in reduced morale among our remaining personnel. In addition, as disclosed elsewhere in this “Risk Factors” section, we anticipate that we may need to expand our workforce, potentially at a rapid pace, in order to advance bemarituzumab into a Phase 3 clinical trial and to prepare to seek regulatory approval for and commercialize bemarituzumab. We may also need to hire personnel in functions with which we have limited experience, such as sales and marketing.

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

•	Zai Lab may be unable to obtain regulatory approval to commercialize bemarituzumab, even if preclinical and clinical testing is successful;
•	Zai Lab may not succeed in obtaining sufficient reimbursement for bemarituzumab if approved;
•	existing or future products or technologies developed by competitors may be safer, more effective, more conveniently delivered to patients or otherwise better accepted than bemarituzumab; and
•	public health crises, such as the ongoing COVID-19 pandemic currently impacting countries worldwide, may adversely impact the development and commercialization of bemarituzumab.

In addition, we could be adversely affected by:

•	Zai Lab’s failure to timely perform its obligations under our collaboration agreement;
•	Zai Lab’s failure to timely or fully develop or effectively commercialize bemarituzumab; or
•	a material contractual dispute with Zai Lab.

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

We plan to supplement our ongoing development pipeline from time to time by selectively acquiring or in-licensing, on an exclusive basis, rights to develop product candidates from biotechnology and pharmaceutical companies. We continue to evaluate for potential acquisition or licensing assets that are IND-ready or in early clinical development and that we can leverage our in-house development capabilities to develop to data read-outs in the near- to medium-term. Our primary focus remains on oncology therapeutics. If we are unable to identify product candidates or otherwise successfully execute transactions granting us rights to such product candidates within our desired timeframes or at all, we will not be able to grow our development pipeline, which could adversely affect our business and financial condition. We may fail to successfully execute strategic acquisitions of or in-licenses for rights to develop product candidates for numerous reasons. Suitable acquisition or in-licensing opportunities may not exist, which could impair our ability to grow or obtain access to products or technologies that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater financial and other resources, compete with us for these opportunities and may succeed in acquiring or licensing third-party product candidates before we do. Even if appropriate opportunities are available, we may not be able to successfully identify such opportunities or they may not be available to us on terms that are commercially reasonable or otherwise acceptable to us.

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

In circumstances where we do not have the right to control the preparation, filing and prosecution of patent applications or to maintain the patents covering technology that we license to or from third parties, including our collaborators, we have to rely on such third parties to fulfill these responsibilities. Consequently, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the strategy for prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

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

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights, as well as whether any patents will ever be issued based on applications claiming such patent rights, are uncertain. Our and our current or future licensors’, licensees’ or collaborators’ pending and future patent applications may not result in issued patents that protect our technology or products, in whole or in part, or that effectively exclude others from commercializing similar or otherwise competitive technologies and products. During the patent prosecution process, we or our licensors, licensees or collaborators may be required to narrow the scope of the claims of pending and future patent applications, which may limit the scope of protection of any patents that may issue from such applications. Our and our licensors’, licensees’ or collaborators’ rights in the technology claimed in patent applications cannot be enforced against third parties using such technology unless and until a patent issues from such applications, and then only to the extent the issued claims effectively cover such technology.

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

Patent holders are required to pay periodic maintenance and annuity fees to the USPTO and foreign patent agencies over the lifetime of any issued patent. The USPTO and foreign patent agencies also require compliance with various procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, certain non-compliance events may result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market and compete with such product candidates, which would have a material adverse effect on our business.

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

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property or that such third parties own what we regard as our own intellectual property.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We have sufficient cash and cash equivalents to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. We expect our research and development expenses may increase in connection with our ongoing activities, particularly if we advance our product candidates further into clinical development, advance additional product candidates into clinical trials and increase the number and size of our clinical trials. In addition, circumstances may cause us to consume capital more rapidly than we currently anticipate, including as a result of the COVID-19 pandemic. For example, we may be required to conduct additional research or development activities or studies for a product candidate or substantially redesign a product candidate, each of which could lengthen the development process and increase our development costs for such product candidate. If we initiate additional clinical trials for certain product candidates, we may need to raise additional funds or otherwise obtain funding through product collaborations beyond the collaborations we currently have in place. In any event, we will require additional capital to develop, obtain regulatory approval for and to commercialize our current and future product candidates.

If we need to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize current and future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. The COVID-19 pandemic has resulted in a significant disruption of global financial markets. If the disruption persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all. If we are unable to or otherwise do not raise additional capital when required or on acceptable terms, we may need to:

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

Until we generate sufficient product revenue, if ever, we expect to finance our future cash needs through public or private equity or debt offerings and collaborations, strategic alliances and other similar licensing transactions. Additional capital may not be available on reasonable terms, if at all. On August 6, 2020, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, acting as sales agent, pursuant to which we may offer and sell, from time to time through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million, in a series of one or more at-the-market equity offerings, or collectively, the ATM facility. During 2020, we raised approximately $7.1 million in net proceeds under the ATM facility. In addition, in November 2020, we closed on a public offering of our common stock, resulting in net proceeds of approximately $163.2 million after deducting underwriting discounts and commissions and offering expenses payable by us. To the extent that we raise additional funds through the issuance of additional debt or equity securities, our fixed payment obligations could increase and the ownership interests of our existing stockholders may be diluted. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that restrict our operations and potentially impair our competitiveness, including limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

We expect to incur net losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy with an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in almost every period since our inception in 2001. For the year ended December 31, 2020, we reported a net loss of $84.3 million.

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

Risks Related to the Ownership of Our Common Stock and Other General Matters

The market price of our stock is volatile.

The trading price of our common stock has been and is likely to continue to be volatile. Since shares of our common stock were sold in our initial public offering in September 2013, our closing stock price as reported on The Nasdaq Global Market and The Nasdaq Global Select Market has ranged from $1.86 to $60.89 through March 15, 2021. The following factors, in addition to other risk factors described in this “Risk Factors” section and elsewhere in this report, may have a significant impact on the market price of our common stock:

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

As of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 24% of our common stock. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. As a result, these stockholders, acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is currently located in South San Francisco, California and consists of 115,466 square feet of office and laboratory space, all of which is located in a single building, which we have leased pursuant to a lease agreement, or the corporate facility lease, that expires on December 31, 2027.

In September 2020, we entered into a sublease agreement with Sutro Biopharma, Inc., or Sutro, pursuant to which we agreed to sublet to Sutro the 115,466 square feet of office and laboratory space that we currently lease in South San Francisco, or the premises. Under the sublease agreement, we are currently subletting three of the four floors of the premises, or the initial premises, and we will sublet the fourth floor on the date that is 24 months following July 2, 2021 or sooner if Sutro provides six months’ prior written notice. The sublease agreement expires on December 31, 2027.

Item 3. Legal Proceedings.

On March 18, 2021, Elaine Wang, a purported stockholder of the company, commenced an action in the United States District Court for the District of Delaware, captioned Elaine Wang v. Five Prime Therapeutics, Inc. et al., Case No. 1:21-cv-00395-UNA, against the company and the current members of our board of directors asserting claims under Sections 14(e), 14(d)(4), and 20(a) of the Securities Exchange Act of 1934 challenging the adequacy of certain public disclosures made by us concerning our proposed transaction with Amgen Inc., or Amgen. The lawsuit seeks, among other things, an injunction preventing consummation of the proposed transaction with Amgen, rescission of the proposed transaction or rescissory damages in the event it is consummated, an accounting by the defendants for all damages caused to the plaintiff, and the award of attorneys’ fees and expenses. Defendants have not been served with nor have they answered the complaint.  Defendants believe the claims asserted in the complaint are without merit.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “FPRX.”

Holders of Record

As of March 15, 2021, we had 46,572,029 shares of common stock outstanding held by approximately 24 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide disclosure for this Item.

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

•

Bemarituzumab (FPA144) is an antibody that inhibits fibroblast growth factor receptor 2b, or FGFR2b, and that induces antibody-dependent cellular cytotoxicity that we are studying in a clinical trial in combination with 5-fluorouracil (5-FU), leucovorin and oxaliplatin, a standard-of-care chemotherapy regimen known as mFOLFOX6, as front-line treatment of patients with FGFR2b+, non-HER2+ gastric (stomach) or gastroesophageal junction, or GEJ, cancer. In December 2017, we granted Zai Lab (Shanghai) Co., Ltd., or Zai Lab, an exclusive license to develop and commercialize bemarituzumab in China, Hong Kong, Macau and Taiwan.

•	FPT155 is a soluble CD80 fusion protein that enhances co-stimulation of T cells through CD28 that we are studying in a clinical trial in multiple cancers.
•	FPA157 is an anti-CCR8 antibody that is engineered to deplete CCR8-expressing intratumoral regulatory CD4+ T cells. We are conducting IND-enabling activities for FPA157.
•

BMS-986258 is an anti-T cell immunoglobulin and mucin domain-3, or TIM-3, antibody that our partner, BMS, is studying in a clinical trial in combination with Opdivo (nivolumab) in patients with advanced malignant tumors.

Our product candidates are typically only-in-class, first-in-class or meaningfully differentiated from other in-class therapeutics. We generally look for single-agent activity or clear activity in, for example, tumor types that are rarely sensitive to checkpoint inhibitors.

We have two late-stage research programs. These programs arose from our prior in-house target discovery and validation and protein therapeutic generation and engineering capabilities, which we eliminated in 2019. We expect to advance each of these programs through preclinical development relying mostly on outsourced and contracted capabilities. In addition, we plan to supplement our product pipeline from time to time by selectively acquiring or licensing, on an exclusive basis, rights to product candidates from biotechnology and pharmaceutical companies.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations, and we expect that our expenses will increase as we advance our product candidates into later stages of clinical development and increase the number of product candidates in clinical development. We have incurred losses in almost every period since our inception in 2001. For the years ending December 31, 2020 and 2019, we reported a net loss of $84.3 million and $137.2 million, respectively.

COVID-19 Business Update

In response to the global spread of the ongoing COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the pandemic on our employees and our business. While we are not experiencing any material financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the effects of the COVID-19 pandemic as we evolve our business continuity plans and response strategy. In March 2020, our entire workforce, other than those whose job responsibilities require them to be physically present at our offices, transitioned to working remotely, which we have continued through the date of this Annual Report. To date, our remote working arrangements have not significantly impacted our ability to maintain our business operations.

The extent of the impact of the ongoing COVID-19 pandemic on our business, including on our clinical and preclinical programs, and the value of and market for our common stock is highly uncertain and will depend on future developments that cannot be predicted with confidence at this time, such as the ultimate duration, spread and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the countries in which we and our collaborators, partners and service providers operate, including in the countries where we and our partners are conducting clinical trials, the effectiveness of actions taken globally to contain and treat the disease, including the widespread availability and adoption of safe and effective vaccines against COVID-19, and how quickly and to what extent normal economic and operating conditions resume.

We continue to assess the impact of the ongoing COVID-19 pandemic on our business and operations. For additional information on the impacts and risks posed to our business by the COVID-19 pandemic, see Part I, Item 1. Business and Part I, Item 1A. Risk Factors of this Annual Report.

Critical Accounting Policies and Estimates

We based our management’s discussion and analysis of financial condition and results of operations upon our financial statements, which we prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results under different assumptions and conditions may differ from these estimates. Our significant accounting policies are more fully described in Note 2 to our financial statements.

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe our critical accounting policies include the recognition of revenue, completeness of clinical trial accruals, stock-based compensation, income taxes and impairment of long-lived assets, each discussed in more detail as follows:

Revenue Recognition

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

A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized when, or as, the applicable performance obligation is satisfied. We elected to use the practical expedient permitted related to adoption, which does not require us to disclose certain information regarding our remaining performance obligations as of the end of the reporting period prior to the initial date of adoption. Additionally, we elected the practical expedient for certain research and development funding which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value of our performance completed to date. As a result, we effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation.

Completeness of Clinical Trial Accruals

We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and CROs and CMOs that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by such entities. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the relevant agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Stock-Based Compensation

We recognize compensation expense using a fair value-based method for costs related to all share-based payments. We have granted restricted stock awards, or RSAs, some of which are subject to performance conditions or market conditions. For RSAs subject to performance conditions, stock-based compensation cost is based on the closing market price of our common stock at the date of grant and is recognized as expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. For RSAs subject to market conditions, we base the fair value of the awards on a Monte Carlo simulation model and recognize stock-based compensation cost commencing at the grant date over the derived service period. Performance- and market-based awards require estimates as to the probability of certain outcomes—the probability of the achievement of performance conditions and the probability of various market-based outcomes, respectively—which require a high degree of judgment.

Income Taxes

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

As of December 31, 2020, our total net deferred tax assets, net of gross deferred tax liabilities, were $182.3 million. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, we considered whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to our history of losses and lack of other positive evidence, we determined that it is more likely than not that our net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If an asset is impaired, the impairment to be recognized equals the amount by which the carrying value exceeds the asset’s fair value. The primary measure of fair value is discounted cash flows, which includes significant estimates primarily related to the discount rate and projected cash flows. The discount rate considers the relevant risk associated with asset-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows.

New Accounting Standards

See Note 2 of our financial statements contained elsewhere in this Annual Report.

Financial Overview

The following sections of this Management’s Discussion & Analysis generally discuss 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020.

Collaboration Revenue and License Revenue

We have not generated any revenue from product sales. We have derived our revenue to date from upfront payments, research and development funding and milestone payments under agreements with our collaboration partners and licensees. We currently have an active cabiralizumab license and collaboration agreement with BMS, an active collaboration and license agreement with Zai Lab for bemarituzumab and a license agreement with Seagen. We completed the research terms of our immuno-oncology research collaboration with BMS in March 2019. In February 2020, we entered into a license agreement with Seagen. For additional information on these agreements, see the description of these agreements set forth in this section below.

The following is a comparison of collaboration and license revenue by agreement:

	Year Ended December 31,
(in millions)	2020	2019	2018
Milestone payments: (1)
Cabiralizumab Collaboration - BMS	$—	$—	$25.0
Other payments:
China Collaboration - Zai Lab	5.5	4.4	5.1
Cabiralizumab Collaboration - BMS	2.6	9.1	13.4
Immuno-oncology Research Collaboration - BMS	—	1.4	6.1
License Agreement - Seagen	5.1	—	—
Other	—	—	0.3
Total	$13.2	$14.9	$49.9
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

BMS Immuno-Oncology Research Collaboration

In March 2014, we entered into a research collaboration and license agreement, or the immuno-oncology research collaboration, with BMS to carry out a research program to (i) discover novel interacting proteins in two undisclosed immune checkpoint pathways, which we refer to as the checkpoint pathways, using our target discovery platform; (ii) further the understanding of target biology with respect to targets in these checkpoint pathways; and (iii) discover and pre-clinically develop compounds suitable for development for human therapeutic uses against targets in these checkpoint pathways. Under the immuno-oncology research collaboration, we granted to BMS an exclusive, worldwide license to research, develop and commercialize products directed towards certain targets in the checkpoint pathways. BMS has an option to take exclusive licenses to additional targets we may identify in these checkpoint pathways pursuant to the research plan under the immuno-oncology research collaboration. Based on data arising from our activities under the research plan, in January 2016, we amended the immuno-oncology research collaboration to add an additional checkpoint pathway to the research program, for a total of three immune checkpoint pathways.

We received an upfront non-refundable payment of $20.0 million from BMS in connection with the execution of the immuno-oncology research collaboration. BMS also paid us $13.7 million in research funding from 2014 through 2019, during which we performed certain research activities. In connection with entering into the immuno-oncology research collaboration, BMS purchased 994,352 shares of our common stock at a price per share that exceeded the fair value of our common stock by a total of $2.4 million. We are eligible to receive certain developmental-, regulatory- and sales-based contingent payments with respect to each target subject to the immuno-oncology research collaboration and royalties on sales of products related to such targets, if any.

We identified one performance obligation for the research license to access our technology, the exclusive commercial license and research activities. BMS’s option to select additional collaboration targets is not priced at a discount and therefore does not represent one or more performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. Any milestone payments triggered during the periods presented are included in the table at the start of this section. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2020, no adjustments were made to the transaction price.

Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. As the performance obligation was fully satisfied through March 31, 2019, the transaction price of $36.1 million was fully recognized as collaboration revenue. Revenue recognized from the performance obligations was $0 million, $1.4 million and $6.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, we had no deferred revenue relating to the immuno-oncology research collaboration.

BMS License and Collaboration Agreement

In October 2015, we entered into a license and collaboration agreement, or the cabiralizumab collaboration agreement, pursuant to which we granted BMS exclusive global rights to develop and commercialize certain colony stimulating factor-1 receptor, or CSF1R, antibodies, including our monoclonal CSF1R-inhibiting antibody that we refer to as cabiralizumab, and all modifications, derivatives, fragments, or variants of such antibodies, each of which we refer to as a licensed antibody. Under the terms of the cabiralizumab collaboration agreement, BMS is responsible, at its expense, for developing products containing licensed antibodies, each of which we refer to as a licensed product, under a development plan, subject to our option, at our own expense, to conduct certain studies, including registration-enabling studies to support approval of cabiralizumab. BMS is responsible for manufacturing and commercializing each licensed product and we retain rights to a U.S. co-promotion option. The cabiralizumab collaboration agreement supersedes the clinical trial collaboration agreement we entered into with BMS in November 2014, or the original collaboration agreement. We assessed the two agreements separately as standalone agreements.

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

We received an upfront non-refundable payment of $30.0 million from BMS in connection with the execution of the original collaboration agreement. We completed enrollment and treatment of patients in our Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo, BMS’s programmed-death 1 (PD-1) immune checkpoint inhibitor, with cabiralizumab in multiple tumor types, which we commenced under the original collaboration agreement. BMS bears all costs and expenses relating to this trial, including manufacturing costs for the supply of cabiralizumab, except that we are responsible for our own internal costs, including internal personnel costs.

Under the original collaboration agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo. The transaction price consists of the $30.0 million upfront fee under the original collaboration agreement.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our CRO as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. As the performance obligation was fully satisfied through June 30, 2020, the transaction price of $30.0 million was fully recognized as collaboration revenue. We recognized $0.8 million, $4.4 million and $6.6 million of the transaction price as revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue recognized for reimbursements was $1.8 million, $4.7 million and $6.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) license grant to BMS and (2) transfer of licensed know-how to BMS. The transaction price consisted of a $350.0 million non-refundable up-front fee. As the performance obligations were fully satisfied in 2015, the transaction price of $350.0 million was fully recognized as revenue concurrent with the transfer of the license and know-how in 2015. We concluded that the transaction price should not yet include milestone payments that may become due as they are fully constrained. Any milestone payments triggered during the periods presented are included in the table at the start of this section. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2020, no adjustments were made to the transaction price.

As of December 31, 2020 and 2019, we had deferred revenue relating to the license and collaboration agreements of $0 million and $0.8 million, respectively.

Zai Lab China License and Collaboration Agreement

In December 2017, we entered into a license and collaboration agreement, or the China collaboration agreement, with Zai Lab (Shanghai) Co., Ltd, or Zai Lab, pursuant to which we granted Zai Lab an exclusive license to develop and commercialize bemarituzumab, and all fragments, conjugates, derivatives and modifications thereof, or the licensed antibody, in China, Hong Kong, Macau and Taiwan, each a region and collectively, the territory. Zai Lab will be responsible, at its expense, for (i) developing and commercializing products containing the licensed antibody, each, a licensed product, under a territory development plan and (ii) performing certain development activities to support our global development and registration of licensed products, including our global Phase 2 clinical trial of bemarituzumab in combination with mFOLFOX6 as front-line treatment of patients with advanced FGFR2b+, non-HER2+ gastric or GEJ cancer, or the FIGHT trial, in the territory under a global development plan.

We received an upfront non-refundable and non-creditable payment of $5.0 million ($4.2 million after netting of value-added tax withholdings) from Zai Lab in connection with the execution of the China collaboration agreement. With respect to each licensed product, we are eligible to receive developmental and regulatory milestone payments. Zai Lab will also be obligated to pay us a royalty, on a licensed product-by-licensed product and region-by-region basis. In addition, Zai Lab agreed to reimburse us for the costs of certain global development activities, up to a maximum of $10.0 million, and certain costs for the development of companion diagnostics.

We identified the following performance obligations: (1) license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the license grant, and (2) development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. As of December 31, 2020, the transaction price of $9.6 million consists of the $4.2 million upfront fee, $3.7 million of expected reimbursement from Zai Lab for global development activities and a $1.7 million clinical development milestone payment. We have not included the remaining regulatory milestone payments in the transaction price as all such milestone amounts are fully constrained. Any milestone payments triggered during the periods presented are included in the table at the start of this section. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2020, the transaction price decreased to $9.6 million from $14.7 million, primarily as a result of our decision to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial.

We use the input method to measure progress toward completion of the performance obligation for the license grant. We concluded that revenue will be recognized based on actual costs incurred by our CRO as a percentage of total budgeted costs as we complete our performance obligation. For the year ended December 31, 2020, the total budgeted costs used in our measure of progress decreased as a result of our decision to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. The decrease in total budgeted costs resulted in further progress made towards satisfying our performance obligation for the license grant and a cumulative catch-up adjustment to revenue. There was a deduction to our contract liabilities as of December 31, 2020 for performance obligations satisfied during the year ended December 31, 2020 and for performance obligations satisfied in prior periods related to the update to our measure of progress. We will recognize revenue from reimbursements for the development of companion diagnostics when we have the right to invoice Zai Lab.

Revenue recognized for the license grant performance obligation was $3.6 million, $1.4 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue recognized for the companion diagnostics development performance obligation was $1.9 million, $3.0 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Of the remaining transaction price of $2.9 million, we recorded $2.1 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $0.8 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

As of December 31, 2020 and 2019, we had deferred revenue relating to the China collaboration agreement of $2.1 million and $5.1 million, respectively.

Seagen License Agreement

In February 2020, we entered into a license agreement, or the Seagen license agreement, with Seagen Inc., or Seagen, pursuant to which we granted Seagen an exclusive worldwide license to a family of monoclonal antibodies that are directed to a single target and Seagen is responsible for research, development, manufacturing and commercialization of novel antibody-drug conjugate products based on these antibodies.

We received an upfront non-refundable payment of $5.0 million from Seagen in connection with the execution of the Seagen license agreement. We are eligible to receive up to (i) $132.0 million in specified developmental and regulatory milestone payments for the first achievement of such milestone events by the first licensed product, (ii) $68.0 million in specified developmental and regulatory milestone payments for the first achievement of such milestone events by the second licensed product, and (iii) $19.0 million in specified developmental and regulatory milestone payments for each achievement of such milestone events by a subsequent licensed product. We are also eligible to receive up to $162.5 million in sales-based contingent payments per licensed product. Seagen will also be obligated pay us a mid-single-digit percentage royalty on net sales of each licensed product in a region until the latest of: (i) 11 years after the first commercial sale of such licensed product in such region; (ii) the expiration of certain patents covering such licensed product in such region; and (iii) the date on which any applicable regulatory exclusivities with respect to such licensed product expire in such region. We are also eligible to receive annual maintenance fees of $0.2 million and reimbursement for consulting support and certain prosecution and maintenance costs for our patents.

We identified one performance obligation for the license grant. The transaction price consists of the $5.0 million upfront fee. As the performance obligation was fully satisfied as of March 31, 2020, the transaction price of $5.0 million was fully recognized. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. Any milestone payments triggered during the periods presented are included in the table at the start of this section. We will recognize any consideration related to sales-based payments when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

For the year ended December 31, 2020, we recognized revenue of $0.1 million for reimbursements.

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

We have a research and development team that designs, manages and evaluates the results of all our research and development activities. Historically, we conducted most of our core target discovery and early research and preclinical activities internally and relied more heavily on third parties, such as CROs and CMOs, for the execution of our IND-enabling and development activities, such as GLP toxicology studies, drug substance and drug product manufacturing, lab-developed test and companion diagnostic development, and the conduct of our clinical trials. In connection with our October 2019 corporate restructuring, we eliminated our in-house target discovery and validation and protein therapeutics generation and engineering capabilities. Because we now have a significantly reduced scope of in-house and preclinical capabilities, we expect to continue to advance our late-stage research and preclinical programs, including FPA157, and any future programs through preclinical development relying mostly on out-sourced and contracted capabilities. In addition, we are increasingly relying on third-party service providers with respect to cell line and process development activities, as well as the manufacturing of quantities of our product candidates for use in preclinical studies.

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

The following is a comparison of our research and development expenses:

	Year Ended December 31,
(in millions)	2020	2019	2018
Development programs:
Cabiralizumab	$2.7	$9.1	$15.8
Bemarituzumab	28.2	42.9	63.1
FPA150	7.5	24.3	18.8
FPT155	16.6	13.0	—
FP-1039	—	—	0.1
Subtotal development programs	55.0	89.3	97.8
Preclinical programs	6.8	—	19.1
Discovery collaborations	—	0.6	3.3
Early research and discovery	3.7	24.2	36.2
Total research and development expenses	$65.5	$114.1	$156.4

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

In January 2019, we implemented a corporate restructuring, or the January 2019 restructuring, to focus our resources on clinical development and late-stage research programs. Pursuant to the January 2019 restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing. The January 2019 restructuring was completed during the first quarter of 2019, and restructuring charges to-date amounted to approximately $1.9 million for research and development employee-related costs.

In October 2019, we announced a second corporate restructuring, or the October 2019 restructuring, to extend our cash runway and ensure long-term sustainability. As part of the October 2019 restructuring:

•	We reduced our workforce by 63 positions across all functions.
•

Due to our reduced focus on research activities, we sold the majority of the laboratory equipment we owned through an auction conducted by a third-party vendor in April 2020. We recorded a gain of $3.4 million for the proceeds of such auction against research and development expense within our statement of operations and comprehensive loss, all during the second quarter of 2020. As the laboratory equipment was not allocable to a specific program, we allocated the gain against all of our programs on a full-time equivalent basis.

•

In order to reduce our corporate facilities footprint, in September 2020, we entered into a sublease agreement, or the facility sublease, with Sutro Biopharma, Inc., or Sutro, pursuant to which we agreed to sublet to Sutro the approximately 115,466 rentable square feet of office and laboratory space that we currently lease at 111 Oyster Point Boulevard, South San Francisco, California. The facility sublease is subordinate to the underlying corporate facility lease. In connection with our entry into the facility sublease, in October 2020, we entered into an agreement to rent laboratory space, which we refer to as the laboratory facility lease. We began occupying this space in December 2020. For additional information regarding the facility sublease and laboratory facility lease, see Note 5 of our financial statements contained elsewhere in this Annual Report.

The October 2019 restructuring was completed during the fourth quarter of 2020, and restructuring charges to-date amounted to approximately $4.0 million for research and development employee-related costs.

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

In connection with our October 2019 restructuring, we incurred approximately $1.3 million of restructuring charges to-date for general and administrative employee-related costs.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities and sublease income (beginning in the fourth quarter of 2020).

Results of Operations

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenue:
Collaboration revenue	$8.2	$14.9	$49.9
License revenue	5.0	—	—
Total revenue	13.2	14.9	49.9
Operating expenses:
Research and development	65.5	114.1	156.4
General and administrative	40.5	42.7	39.6
Total operating expenses	106.0	156.8	196.0
Other income, net	1.9	4.7	5.7
Loss before income tax	(90.9)	(137.2)	(140.4)
Income tax benefit	6.6	—	—
Net loss	$(84.3)	$(137.2)	$(140.4)

Collaboration Revenue and License Revenue

Collaboration revenue and license revenue decreased by $1.7 million, or 11%, to $13.2 million for the year ended December 31, 2020 from $14.9 million for the year ended December 31, 2019. This decrease was primarily due to a $6.5 million decrease from progress made towards satisfying our performance obligation under the original cabiralizumab collaboration with BMS, a $1.4 million decrease as we completed the research term of our immuno-oncology research collaboration with BMS and a $1.1 million decrease in the reimbursement of costs incurred for the development of companion diagnostics from our China collaboration with Zai Lab. The decrease was offset by a $5.1 million increase in license revenue and other activity under the Seagen license agreement executed in February 2020 and a $2.2 million increase in collaboration revenue from our China collaboration with Zai Lab resulting from a decrease in the budgeted costs used to measure progress toward completion of the performance obligation as a result of our decision to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial.

Research and Development

Research and development expenses decreased by $48.6 million, or 43%, to $65.5 million for the year ended December 31, 2020 from $114.1 million for the year ended December 31, 2019. This decrease was primarily due to a $19.2 million decrease in overall compensation costs due to the October 2019 restructuring, a $7.9 million decrease in clinical trial expenses across all clinical trials, a $6.0 million decrease in manufacturing costs related to our bemarituzumab and FPA150 programs, a $5.3 million decrease in costs related to our preclinical programs, a $4.6 million decrease in allocated costs, a $3.4 million decrease in companion diagnostics costs related to our bemarituzumab program, a $3.4 million decrease related to a gain recorded from the sale of laboratory equipment in April 2020, a $3.3 million decrease in bioanalytics and central laboratory costs related to the reduction of activities in the FIGHT trial and the winding down of our cabiralizumab and FPA150 clinical trials, a $1.2 million decrease in other clinical and specialty laboratory costs related to our bemarituzumab program and the winding down of our cabiralizumab and FPA150 clinical trials and a $1.0 million decrease due to reducing our use of temporary resources. The decrease was offset by a $5.4 million increase in impairment charges related to long-lived assets (a $7.3 million impairment charge on the operating lease right-of-use asset and related leasehold improvements and furniture and fixtures recorded in the third quarter of 2020 in connection with the facility sublease, as compared to a $1.9 million impairment charge on our laboratory equipment recorded primarily during the fourth quarter of 2019 in connection with the October 2019 restructuring) and a $1.3 million increase in other miscellaneous research and development costs.

General and Administrative

General and administrative expenses decreased by $2.2 million, or 5%, to $40.5 million for the year ended December 31, 2020 from $42.7 million for the year ended December 31, 2019. This decrease was primarily due to a $9.4 million decrease in overall compensation costs due to the October 2019 restructuring, a $2.1 million decrease in depreciation expense as a result of the sale of laboratory equipment in April 2020 and a $1.8 million net decrease in other miscellaneous general and administrative costs. The decrease was offset by a $6.5 million impairment charge on the operating lease right-of-use asset and related leasehold improvements and furniture and fixtures recorded in the third quarter of 2020 in connection with the facility sublease and a $4.6 million increase in allocated costs.

Other Income, Net

Other income, net decreased by $2.8 million, or 60%, to $1.9 million for the year ended December 31, 2020 from $4.7 million for the year ended December 31, 2019. This decrease was primarily due to a $3.9 million decrease in interest income resulting from overall lower investment balances until the closing of our public offering in November 2020 as well as lower interest rates. This decrease was offset by a $1.1 million increase in sublease income in connection with the facility sublease that was entered into in September 2020.

Income Taxes

We recorded an income tax benefit of $6.6 million for the year ended December 31, 2020 for a tax refund of minimum tax paid for 2015. The refund was available to us after we carried back our 2017 net operating losses. As provided by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, we were able to request the refund of the 2015 alternative minimum tax upon the filing of our 2019 income tax return. We did not record an income tax provision for the year ended December 31, 2019 as we expected to be in a taxable loss position for that year, and the net deferred tax assets are fully offset by a valuation allowance as we believe it is not more likely than not that the benefit will be realized.

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefit business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and acceleration of depreciation for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. We made a request to refund alternative minimum tax credits in the third quarter of 2020 by filing our 2019 income tax return.

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

Liquidity and Capital Resources

As of December 31, 2020, we had $287.3 million in cash, cash equivalents and marketable securities invested in  money market funds, U.S. Treasury securities, agency bonds, and commercial paper. Our cash equivalents and marketable securities have an average maturity of approximately eight months and the longest maturity is 18 months.

In November 2020, we closed on a public offering of 8,280,000 shares of our common stock, or the November 2020 offering, which included 1,080,000 shares sold upon the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate gross proceeds of $163.4 million, before deducting underwriting discounts and commissions and offering expenses payable by us, and net proceeds of approximately $163.2 million after deducting these amounts.

In August 2020, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, acting as sales agent, pursuant to which we may offer and sell, from time to time through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in a series of one or more at-the-market equity offerings, or collectively, the ATM facility. All shares of our common stock sold have been or will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-228206). During 2020, we raised approximately $7.1 million in net proceeds under the ATM facility.

In January 2018, we closed on a public offering of 5,897,435 shares of our common stock, which included 769,230 shares sold upon the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate gross proceeds of $115.0 million, before deducting underwriting discounts and commissions and offering expenses payable by us, and net proceeds of approximately $107.6 million after deducting these amounts.

In addition to our existing cash and cash equivalents, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain nonclinical, clinical, regulatory and sales-based events and royalty payments under our collaboration and license agreements. Our ability to earn these milestone and contingent payments and royalties and the timing of these milestones and royalties is primarily dependent upon the outcome of our collaborators’ and licensees’ research and development activities and remains uncertain. Our rights to payment under our collaboration and license agreements are our only committed external sources of funds.

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

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot predict the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether or when we may achieve profitability. Until such time that we can generate substantial product revenues, if ever, we expect to finance our cash needs through collaboration and license agreements and, if necessary, equity or debt financings. Except for any obligations of our collaborators or licensees to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we do not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration or license arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. The ongoing COVID-19 pandemic has resulted in a significant disruption of global financial markets. If the disruption persists and deepens, and if we need or desire to access additional capital in the future, we may be unable to do so and our operations may be negatively impacted. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents and marketable securities as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Net cash used in operating activities	$(64.7)	$(113.9)	$(122.5)
Net cash (used in) provided by investing activities	(110.6)	126.2	(2.5)
Net cash provided by (used in) financing activities	188.9	(0.5)	109.2

Operating Activities

Net cash used in operating activities includes our net loss, working capital changes and net non-cash charges, all of which are highly variable.

For the year ended December 31, 2020, net cash used in operating activities was $64.7 million and consisted of net loss of $84.3 million and $7.0 million from changes in working capital, offset by $26.6 million in net non-cash charges.

•

The primary drivers of our changes in working capital included a reduction in deferred revenue from progress made towards satisfying our performance obligation under the China collaboration agreement resulting from our decision to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial, ongoing payments under our operating leases and personnel-related payments made in 2020 in connection with the completion of activities related to the October 2019 restructuring.

•

Net non-cash charges included approximately $10.2 million of stock-based compensation expense, $8.8 million from the impairment of right-of-use assets, $5.0 million from the impairment of fixed assets, $3.2 million of depreciation and amortization expense, $2.7 million from the amortization of right-of-use assets and $0.4 million from the write-off of right-of-use assets, offset by a $3.6 million gain on the sale of fixed assets and $0.1 million for amortization of premiums on marketable securities.

For the year ended December 31, 2019, net cash used in operating activities was $113.9 million and consisted of net loss of $137.2 million and $7.0 million from changes in working capital, offset by $30.3 million in net non-cash charges.

•

The primary drivers of our changes in working capital included a reduction in deferred revenue from progress made towards satisfying our performance obligation under the original cabiralizumab collaboration with BMS and completion of the research term of our immuno-oncology research collaboration with BMS in March 2019, as well as ongoing payments under our operating leases.

•

Net non-cash charges included approximately $22.8 million of stock-based compensation expense, $5.3 million of depreciation and amortization expense, $2.4 million from the amortization of right-of-use assets and $2.0 million from the impairment of laboratory equipment, offset by $2.2 million for amortization of premiums on marketable securities.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $110.6 million and consisted of the purchase of marketable securities of $286.3 million, offset by the maturities of marketable securities of $169.0 million and $6.7 million received from the sale of fixed assets.

For the year ended December 31, 2019, net cash provided by investing activities was $126.2 million and consisted of the maturities of marketable securities of $321.0 million, offset by the purchase of marketable securities of $193.1 million and payments for purchases of property and equipment of $1.7 million.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $188.9 million and consisted of $163.2 million in net proceeds from the November 2020 offering, $7.1 million in net proceeds from sales of our common stock under the ATM facility, $16.7 million in proceeds from disgorgement of a stockholder’s short-swing profits and $4.2 million received from employee stock option exercises, offset by $2.3 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards.

For the year ended December 31, 2019, net cash used in financing activities was $0.5 million and consisted of $1.6 million paid to satisfy tax withholding obligations from the net share issuance of restricted stock awards, offset by $1.1 million received from employee stock option exercises.

Contractual Obligations and Contingent Liabilities

The following table summarizes our significant contractual obligations as of December 31, 2020:

		Less Than			More Than
(in millions)	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Facility leases, operating (1)	$60,777	$8,389	$17,221	$16,973	$18,194
Facility sublease, operating (2)	(40,367)	(2,547)	(6,310)	(15,213)	(16,297)
Total obligations, net	$20,410	$5,842	$10,911	$1,760	$1,897
(1)

Represents future minimum lease payments under the corporate facility lease and the laboratory facility lease. The minimum lease payments for our corporate office and laboratory facilities do not include common area maintenance charges or real estate taxes.

(2)	Represents future minimum lease payments under the facility sublease.

The contractual obligations table above does not include any potential future milestone payments to third parties as part of certain collaboration and in-licensing agreements, which could total up to $102.1 million, or any potential future royalty payments we may be required to make under our license agreements, including with:

•	Galaxy, under which we were granted an exclusive worldwide license for the development, manufacturing and commercialization of anti-FGFR2b antibodies; and
•

BioWa-Lonza, under which we were granted a non-exclusive license to use their Potelligent® CHOK1SV technology, including the CHOK1SV cell line, and a non-exclusive license to related know-how and patents.

Payments under these agreements are not included in the above contractual obligations table due to the uncertainty of the occurrence of the events requiring payment under these agreements, including our share of potential future milestone and royalty payments. These payments generally become due and payable only upon achievement of certain developmental-, regulatory- or sales-based milestones or sales-based events.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $287.3 million, consisting of money market funds, U.S. Treasury securities, agency bonds, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our cash equivalents and marketable securities have an average maturity of approximately eight months and the longest maturity is 18 months. Due to the generally short-term maturities of our cash equivalents and marketable securities and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We can hold our marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our disclosure committee, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), or COSO. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework issued by COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Five Prime Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Five Prime Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Five Prime Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes, and our report dated March 22, 2021 expressed an unqualified opinion thereon.

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

March 22, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About Our Board of Directors

Our Board of Directors, or our Board, currently comprises eight directors. Our amended and restated certificate of incorporation, or our certificate of incorporation, provides for a classified Board consisting of three classes of directors. Each of Class 1 and Class 2 consists of three directors, and Class 3 consists of two directors. Each class serves a staggered three-year term. Set forth below are the names, ages and length of service of members of our Board.

Directors	Age(1)	Term Expires	Position(s) Held	Director Since
Thomas Civik	52	2021	President, Chief Executive Officer and Director(2)	2020
Peder K. Jensen	66	2021	Director	2011
Lori Lyons-Williams	43	2021	Director	2019
Franklin M. Berger, CFA	71	2022	Director	2010
William R. Ringo	75	2022	Chairman of the Board and former Chief Executive Officer(3)	2014
Kapil Dhingra, M.B.B.S.	61	2023	Director	2015
Garry Nicholson	66	2023	Director	2017
Carol Schafer	57	2023	Director	2019

(1)	Ages as of March 22, 2021.
(2)	Mr. Civik commenced his service as our President and Chief Executive Officer and a member of our Board on April 13, 2020.
(3)

Mr. Ringo became our interim Chief Executive Officer on September 19, 2019 and resigned from such position on April 13, 2020 in connection with Mr. Civik’s appointment as President and Chief Executive Officer. He continued to serve as a non-executive employee of the company through May 31, 2020.

Biographical information for each director, including each such individual’s principal occupation, business experience and education, and an explanation of the qualifications, skills and experience that we believe are relevant to such individual’s service on our Board, are set forth below. Unless otherwise indicated, principal occupations shown for each continuing director have extended for five or more years.

Thomas Civik has served as President, Chief Executive Officer and a member of our Board since April 2020. From November 2017 until September 2019, Mr. Civik served as Chief Commercial Officer of Foundation Medicine, Inc., a genomic profiling and molecular information company. From December 2000 to November 2017, Mr. Civik served in positions of increasing responsibility at Genentech, Inc., or Genentech, most recently serving as Vice President and Franchise Head leading the commercialization efforts for the Avastin®, Tarceva®, Tecentriq®, and Alecensa®, products. From July 1992 to December 2000, he served at Sanofi S.A. in sales and marketing roles of increasing responsibility. Mr. Civik received an M.B.A. in business strategy and marketing from the Kellogg School of Management at Northwestern University and a B.A. in political science from Saint Norbert College. We believe that Mr. Civik’s extensive commercial expertise and experience in executive and leadership positions at other biotechnology companies give him the qualifications, skills and financial expertise to serve on our Board.

Peder K. Jensen, M.D. has served as a member of our Board since July 2011. Dr. Jensen is currently President of Bay Way Consultants, LLC, a consulting firm founded by Dr. Jensen in 2010 that advises pharmaceutical and biotechnology companies. Dr. Jensen has over 30 years of global drug development experience in both pharmaceutical and biotechnology companies and has been responsible for more than 40 new drug approvals in the U.S., Europe and Japan during his career. Dr. Jensen’s experience includes over 20 years with Schering-Plough Corporation, or Schering-Plough, a global pharmaceutical company, and then Merck & Co., Inc., or Merck, after the merger of Schering-Plough with Merck in 2009. Dr. Jensen most recently served at Schering-Plough as Corporate Senior Vice President, and General Manager, R&D for Japan and Asia/Pacific from 2006 to 2010. Dr. Jensen has also served at British Biotech plc and Chiron Corporation, or Chiron, in clinical development executive positions and earlier in his career at CIBA-GEIGY Limited. Dr. Jensen is also a member of the board of directors of Acorda Therapeutics, Inc., a public biotechnology company. Dr. Jensen previously served as a member of the board of directors of BioCryst Pharmaceuticals, Inc., which was a public pharmaceutical company during Dr. Jensen’s service as a director. Dr. Jensen received an M.D. from the University of Copenhagen, where he also completed his post-graduate medical training in neurology and internal medicine. We believe that Dr. Jensen’s experience in executive positions at several pharmaceutical companies and the clinical development of pharmaceuticals in several therapeutic areas and his service as a director of other publicly traded and privately held life science companies give him the qualifications, skills and financial expertise to serve on our Board.

Lori Lyons-Williams has served as a member of our Board since June 2019. Ms. Lyons-Williams served as Chief Commercial Officer at Dermira, Inc., or Dermira, a biopharmaceutical company, from December 2016 until May 2020, when the company was acquired by Eli Lilly and Company, or Eli Lilly. During her tenure at Dermira, she was responsible for the strategic, financial and operational leadership of the company’s product portfolio. From January 2002 to August 2016, Ms. Lyons-Williams worked at Allergan, Inc., or Allergan, a public biotechnology company, where she held positions of increasing responsibility, most recently as Vice President, Sales & Marketing, Urology. Ms. Lyons-Williams also served as a member of the Allergan Commercial Leadership Team and the Operational Leadership Team. Ms. Lyons-Williams received a B.A. in Interdisciplinary Studies from Virginia Polytechnic Institute and State University and an M.B.A., Marketing from the Carlson School of Management at the University of Minnesota. We believe that Ms. Lyons-Williams’s extensive commercial expertise and experience in executive and leadership positions at other biotechnology companies give her the qualifications, skills and financial expertise to serve on our Board.

Franklin M. Berger, CFA has served as a member of our Board since September 2010. Mr. Berger is a consultant to biotechnology industry participants, including major biopharmaceutical firms, mid-capitalization biotechnology companies, specialist asset managers and venture capital companies, providing business development, strategic, financing, partnering and royalty acquisition advice. Mr. Berger is also a biotechnology industry analyst with over 25 years of experience in capital markets and financial analysis. Mr. Berger worked at Sectoral Asset Management Inc. as a founder of the small-cap focused NEMO Fund from 2007 through June 2008. From May 1998 to March 2003, he served at J.P. Morgan Securities LLC, most recently as Managing Director, Equity Research and Senior Biotechnology Analyst. Previously, Mr. Berger served in similar capacities at Salomon Smith Barney Inc. and Josephthal & Co. Mr. Berger also serves on the board of directors of Atea Pharmaceuticals, Inc., Atreca, Inc., BELLUS Health, Inc., ESSA Pharma Inc. and Kezar Life Sciences, Inc., each of which is a public biotechnology company. Mr. Berger previously served as a member of the board of directors of BioTime, Inc., Immune Design Corp., or Immune Design, Seagen Inc., Tocagen Inc. and Proteostasis Therapeutics, Inc., each of which was a public company during Mr. Berger’s service as a director. Mr. Berger received a B.A. in International Relations and an M.A. in International Economics, both from Johns Hopkins University, and an M.B.A. from the Harvard Business School. We believe that Mr. Berger’s financial background and experience as an equity analyst in the biotechnology industry combined with his experience serving on the boards of directors of multiple public companies gives him the qualifications, skills and financial expertise to serve on our Board and are important to our strategic planning and financing activities.

William R. Ringo has served as Chairman of the Board since January 2019 and a member of our Board since October 2014. He also served as our interim Chief Executive Officer from September 2019 to April 2020. From June 2010 to December 2016, Mr. Ringo served as a senior advisor to Barclays Healthcare Group. From April 2008 until his retirement in April 2010, Mr. Ringo served as Senior Vice President of Business Development, Strategy and Innovation at Pfizer Inc., or Pfizer, a public pharmaceutical company, and was responsible for guiding Pfizer’s overall strategic planning and business development activities. Prior to joining Pfizer, Mr. Ringo served as an executive in residence at Warburg Pincus and Sofinnova Ventures. From August 2004 to April 2006, Mr. Ringo served as President and Chief Executive Officer of Abgenix, Inc., or Abgenix, a biotechnology company acquired by Amgen Inc., or Amgen. Prior to Abgenix, Mr. Ringo served for 28 years at Eli Lilly in numerous executive roles, including Product Group President for Oncology and Critical Care, President of Internal Medicine Products, President of the Infectious Diseases Business Unit and Vice President of Sales and Marketing for U.S. Pharmaceuticals. Following Mr. Ringo’s retirement from Eli Lilly in 2001, Mr. Ringo served on various boards of directors, including of InterMune, Inc., where he served as the non-executive chairman of the board of directors after serving as interim Chief Executive Officer from June 2003 to September 2003. Mr. Ringo currently serves on the board of directors of Assembly Biosciences, Inc., a public biotechnology company. Mr. Ringo was previously a member of the board of directors of Dermira, Immune Design, Onyx Pharmaceuticals, Inc., Mirati Therapeutics, Inc. and Sangamo Therapeutics, Inc., each of which was a public company during Mr. Ringo’s service as a director. Mr. Ringo received a B.S. in business administration and an M.B.A. from the University of Dayton. We believe that Mr. Ringo’s experience serving as a director of other publicly traded and privately held life science companies and serving in executive positions at several biotechnology and pharmaceutical companies and in the venture capital industry gives him the qualifications, skills and financial expertise to serve on our Board.

Kapil Dhingra, M.B.B.S. has served as a member of our Board since December 2015. Dr. Dhingra currently serves as the Managing Member of KAPital Consulting, LLC, a healthcare consulting firm that he founded in 2008. Dr. Dhingra has over 25 years of experience in oncology clinical research and drug development. From 1999 to 2008, Dr. Dhingra worked at F. Hoffmann-La Roche & Co., where he served in roles of increasing responsibility, most recently as Vice President, Head of the Oncology Disease Biology Leadership Team and Head of Oncology Clinical Development. From 2000 to 2008, he held a Clinical Affiliate appointment at Memorial Sloan Kettering Cancer Center. From 1996 to 1999, Dr. Dhingra worked at Eli Lilly, where he served in roles of increasing responsibility, most recently as Senior Clinical Research Physician. Dr. Dhingra also served as a Clinical Associate Professor of Medicine at the Indiana University School of Medicine from 1997 to 1999. Prior to Eli Lilly, Dr. Dhingra was a member of the faculty of M.D. Anderson Cancer Center from 1989 to 1996. Dr. Dhingra currently serves on the board of directors of Median Technologies Inc., Autolus Therapeutics plc, Replimune Group, Inc. and Black Diamond Therapeutics, Inc. Dr. Dhingra previously served as a member of the board of directors of Micromet, Inc., until its acquisition by Amgen, Advanced Accelerator Applications S.A., until its acquisition by Novartis International AG, or Novartis, and YM Biosciences Inc., until its acquisition by Gilead Sciences, Inc., or Gilead, each of which was a public company during Dr. Dhingra’s service as a director. Dr. Dhingra received his M.B.B.S. from the All India Institute of Medical Sciences in New Delhi, India. He completed his residency in internal medicine at Lincoln Medical and Mental Health Center and New York Medical College and completed his fellowship in hematology and oncology at Emory University School of Medicine. We believe that Dr. Dhingra’s experience in executive positions at several pharmaceutical companies and in the clinical development of pharmaceuticals in several therapeutic areas, including in oncology, and his service as a director of other publicly traded life science companies give him the qualifications and skills to serve on our Board.

Garry Nicholson has served as a member of our Board since May 2017. Mr. Nicholson served as President and Chief Executive Officer of XTuit Pharmaceuticals, Inc. from September 2015 to October 2016. From May 2008 to April 2015, Mr. Nicholson served in executive leadership roles at Pfizer, most recently as President, Pfizer Oncology. Prior to joining Pfizer, Mr. Nicholson worked at Eli Lilly where he held roles of increasing responsibility, most recently as the Global Oncology Platform Leader. Mr. Nicholson currently serves on the board of directors of G1 Therapeutics, Inc., NextCure, Inc. and Turning Point Therapeutics, Inc., each of which is a public biopharmaceutical company. Mr. Nicholson previously served as a member of the board of directors of Tesaro, Inc., which was a public company until it was acquired by GlaxoSmithKline plc. Mr. Nicholson received a B.S. in Pharmacy from the University of North Carolina at Chapel Hill and an M.B.A. from the University of South Carolina. We believe that Mr. Nicholson’s experience serving in executive positions with public and private biopharmaceutical companies, his experience serving on the board of directors of a public company and his business and operations experience give him the qualifications, skills and financial expertise to serve on our Board.

Carol Schafer has served as a member of our Board since May 2019. Ms. Schafer has more than 25 years of experience in investment banking, equity capital markets, corporate finance and business development and has worked extensively within the biopharmaceutical industry. Ms. Schafer currently serves as managing partner at Hyphen Advisors, LLC, a firm that provides advisory, consulting and board services to public and private companies and boards of directors on topics such as financing strategy and execution, financial planning and analysis, investor access and messaging and strategic initiatives. From April 2007 to September 2018, Ms. Schafer worked at Wells Fargo Securities LLC, most recently as Vice Chair in Equity Capital Markets. From December 2003 to February 2007, Ms. Schafer served as Vice President, Finance and Business Development at Lexicon Pharmaceuticals, Inc., a public biotechnology company. From January 1986 to November 2003, Ms. Schafer worked at J.P. Morgan, where she held positions of increasing responsibility, most recently as Managing Director in Equity Capital Markets. Ms. Schafer currently serves on the board of directors of Idera Pharmaceuticals, Inc., Insmed Incorporated and Repare Therapeutics Inc., each of which is a public biotechnology company. Ms. Schafer received a B.S. in Mathematics and Computer Science from Boston College and an M.B.A. from New York University. We believe that Ms. Schafer’s deep financial background, her experience in the financial services and banking industries, including providing strategic support to companies in the healthcare sector, and her experience as a director of publicly traded biotechnology companies give her the qualifications, skills and financial expertise to serve on our Board.

Information About Our Executive Officers Who Are Not Directors

The following table sets forth certain information about our executive officers who are not also directors.

Executive Officers	Age(1)	Position(s) Held	Officer Since
Helen Collins, M.D.	58	Executive Vice President and Chief Medical Officer	2017
Francis W. Sarena	50	Chief Strategy Officer and Secretary	2010
David V. Smith	61	Executive Vice President and Chief Financial Officer	2018

(1)	Ages as of March 22, 2021.

The principal occupation, business experience and education of each executive officer who is not also a director are set forth below.

Helen Collins, M.D. has served as Executive Vice President since August 2019 and Chief Medical Officer since March 2017. She also served as Senior Vice President from March 2017 to August 2019 and Vice President of Clinical Development from June 2016 to March 2017. From June 2013 to June 2016, Dr. Collins held positions of increasing responsibility at Gilead, most recently as Program and Clinical Lead for Gilead’s GS-5829 (BET inhibitor) and GS-4059 (BTK inhibitor) programs. From November 2009 to May 2013, Dr. Collins held positions of increasing responsibility at Amgen, most recently as Global Lead, Oncology Biosimilars. Prior to joining Amgen, Dr. Collins practiced as a medical oncologist and hematologist for 12 years at Redwood Regional Medical Group, or RRMG, and served as President of RRMG from 2006 to 2009. In 2005, Dr. Collins co-founded the non-profit North Bay Cancer Alliance, whose mission is to increase local access to education and cancer care in counties in the northern San Francisco Bay Area. Dr. Collins received a A.B. in Chemistry from Bryn Mawr College and an M.D. from The Johns Hopkins University School of Medicine. Dr. Collins completed her residency in internal medicine at The Johns Hopkins Hospital and completed her fellowship at Stanford University School of Medicine, where she concentrated in gastrointestinal cancer. Dr. Collins is board certified in both oncology and internal medicine.

Francis W. Sarena has served as our Chief Strategy Officer since September 2016 and as Secretary since December 2010. He also served as Executive Vice President from August 2015 to September 2016, as our General Counsel from December 2010 to September 2016, as Senior Vice President from January 2013 to August 2015 and as Vice President from December 2010 to January 2013. From December 2008 to July 2010, Mr. Sarena served as Vice President, General Counsel and Secretary of Facet Biotech Corporation, a public biotechnology company that was spun off from PDL BioPharma, Inc., or PDL BioPharma, in December 2008 and that was later acquired by Abbott Laboratories in April 2010. From April 2006 to December 2008, Mr. Sarena served at PDL BioPharma in positions of increasing responsibility, most recently as Vice President, General Counsel and Secretary from June 2008 to December 2008. Prior to April 2006, Mr. Sarena served as an associate at Bingham McCutchen LLP where he represented public and private life science and high-tech clients primarily in merger and acquisition transactions, corporate and securities law matters and equity financing transactions. Mr. Sarena received a B.S. in Finance from San Francisco State University and a J.D. from the University of California, Berkeley.

David V. Smith has served as our Executive Vice President and Chief Financial Officer since November 2018. From May 2012 until its acquisition by Thermo Fisher Scientific Inc. in March 2018, Mr. Smith served as Chief Operating Officer of IntegenX, Inc., a biotechnology company. From December 2006 to July 2011, Mr. Smith served as Executive Vice President and Chief Financial Officer of Thoratec Corporation, a public medical device company that was later acquired by St. Jude Medical. From 1999 until its acquisition by Novartis in 2006, Mr. Smith served in positions of increasing responsibility at Chiron, most recently as Vice President and Chief Financial Officer. From 1997 until its acquisition by Corixa Corporation in 1999, Mr. Smith served as Vice President, Finance and Chief Financial Officer of Anergen, Inc., or Anergen, a private biotechnology company. Prior to Anergen, Mr. Smith served in various roles at Genentech, IBM Corporation and Syntex Corporation. Mr. Smith currently serves as a member of the board of directors and chair of the audit committee of Codexis, Inc., a public biotechnology company. Mr. Smith previously served as a member of the board of directors of Achieve Life Sciences, Inc. (formerly known as OncoGenex Pharmaceuticals Inc.), a public biotechnology company. Mr. Smith received an M.B.A., Finance from Golden Gate University and a B.A. in Economics and History from Willamette University.

Audit Committee

Our audit committee is responsible for assisting our Board in its oversight of the integrity of our financial statements, the qualifications and independence of our independent auditors and our internal financial and accounting controls. Our audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to our audit committee. Our audit committee has authority to engage legal counsel and other consultants, accountants, experts and advisors as it deems appropriate to carry out its responsibilities.

Messrs. Berger and Nicholson and Ms. Schafer served as members of our audit committee through June 30, 2020, with Mr. Nicholson serving as the chairman. Effective July 1, 2020, the Board reconstituted the composition of the audit committee. At that time, Mr. Ringo and Ms. Lyons-Williams were appointed as members of our audit committee and Mr. Berger and Ms. Schafer ceased serving as members of our audit committee. Thereafter, Messrs. Nicholson and Ringo and Ms. Lyons-Williams served as members of our audit committee, with Mr. Nicholson serving as the chairman. Each member of our audit committee is, or was during the period in which he or she served, an independent director under the corporate governance standards of the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, or the Exchange Act. In addition, our Board determined that each member of our audit committee is, or was during the period in which he or she served, financially literate and that Mr. Ringo qualifies as an “audit committee financial expert,” as such term is currently defined in Item 407(d)(5) of Regulation S-K. In making this determination, our Board considered Mr. Ringo’s formal education and the nature and scope of Mr. Ringo’s previous experience, as further described in the section of this Annual Report titled “Information About Our Board of Directors,” coupled with his past and present service on various audit committees. Our audit committee operates under a written charter that satisfies the applicable standards of the Securities and Exchange Commission, or SEC, and the Nasdaq Listing Rules, which is available in the “Corporate Governance” section of our investor relations website at investor.fiveprime.com/corporate-governance. The inclusion of our website address here and elsewhere in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics, or our code of conduct, that applies to all our employees, officers, directors and agents, including those officers responsible for financial reporting. The code of conduct is available on our website at investor.fiveprime.com/corporate-governance.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding future amendments to, or waivers from, any provision of our code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at the Internet address set forth above.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain officers, including our executive officers, and persons who own more than 10% of our common stock to report to the SEC their initial ownership of our common stock and any subsequent changes in that ownership. The SEC has established specific due dates for these reports and we are required to disclose in in this Annual Report any late filings or failures to file.

Based solely on our review of such reports filed electronically with the SEC and written representations from reporting persons that no other reports were required during the fiscal year ended December 31, 2020, we believe that, during the 2020 fiscal year, all of our directors and officers complied with all Section 16(a) filing requirements applicable to them, except that a late Form 4 report was filed for (i) David White, our Vice President, Finance and Principal Accounting Officer, on February 26, 2020 to report a transaction that occurred on January 20, 2020 and (ii) David V. Smith, our Executive Vice President and Chief Financial Officer, on March 11, 2020 to report four transactions that occurred on February 24, 2020.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2020 are as follows:

•	Thomas Civik, President and Chief Executive Officer (commenced this position effective April 13, 2020);
•	Helen Collins, M.D., Executive Vice President and Chief Medical Officer;
•	Francis W. Sarena, Chief Strategy Officer and Secretary; and
•	William R. Ringo, former interim Chief Executive Officer (resigned from this position effective April 13, 2020).

Summary Compensation Table

The following table shows information regarding the compensation of our named executive officers during the fiscal years ended December 31, 2020 and 2019. Since Mr. Civik was not a named executive officer during the previous fiscal year, we provided information with respect to his compensation solely with respect to the year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)		Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)		Total ($)
Thomas Civik
President and
Chief Executive Officer	2020	$420,405	(4)	—		$827,856		$204,000		$404,000	(5)	$331,000	(6)	$2,187,261
Helen Collins, M.D.
Executive Vice President	2020	$477,500		$192,000	(7)	$587,403		$157,500		$303,400		$6,000		$1,723,803
and Chief Medical Officer	2019	$456,253		—		$503,664		$461,660	(8)	$175,000		$6,000		$1,602,578
Francis W. Sarena
Chief Strategy Officer	2020	$462,749		$209,250	(7)	$587,403		$157,500		$330,600		$6,000		$1,753,502
and Secretary	2019	$451,494		—		$433,248		$432,760	(8)	$189,000		$6,000		$1,512,502
William R. Ringo(9)
Chairman of the Board and Former Chief	2020	$295,828	(10)	$151,881	(11)	$506,095	(12)	—		—		$114,859	(13)	$1,068,663
Executive Officer	2019	$250,336	(10)	$103,919	(11)	$437,896	(12)	$96,200	(14)	—		$79,123	(13)	$967,473

(1)

Amounts reflect the grant date fair value of equity awards determined in accordance with ASC 718. For information regarding other assumptions underlying the value of equity awards, see Note 2 to our financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates – Stock-Based Compensation” included in this Annual Report. These amounts do not correspond to the actual value that our named executive officers will recognize.

(2)

Consists of amounts earned under our Annual Bonus Plan, or our Bonus Plan, based on the achievement of company and individual performance goals and other factors deemed relevant by our compensation committee. For additional information, see the section of this Annual Report titled “Executive Compensation – Narrative Disclosure to Summary Compensation Table – Annual Performance-Based Cash Compensation.”

(3)	Amount includes $6,000 received by each of Dr. Collins and Mr. Sarena during each of 2019 and 2020 and $6,000 received by Mr. Civik during 2020 as a company match under our 401(k) plan.
(4)

Amount consists of base salary received by Mr. Civik from April 13, 2020, the date of his appointment as our President and Chief Executive Officer and start date at the company, through December 31, 2020.

(5)	In accordance with our Bonus Plan, Mr. Civik’s 2020 bonus amount was prorated based on his partial year of service for 2020, which service began on April 13, 2020.
(6)

Amount includes $325,000 received by Mr. Civik for relocation to the San Francisco Bay Area pursuant to Mr. Civik’s offer letter. For additional information, see the section of this Annual Report titled “Executive Compensation – Narrative Disclosure to Summary Compensation Table – Employment Arrangements – Mr. Civik’s Offer Letter.”

(7)

Amount consists of a retention bonus approved by our compensation committee. For additional information, see the section of this Annual Report titled “Executive Compensation – Narrative Disclosure to Summary Compensation Table – Executive Compensation Elements – Retention Cash Awards.”

(8)

For performance-based retention restricted stock awards granted on June 24, 2019, the grant date fair value was determined, (i) with respect to shares of restricted stock subject to performance conditions relating to the market price of our common stock, based on a risk-neutral Monte Carlo simulation model, and (ii) with respect to shares of restricted stock subject to other performance conditions, based on our assumptions as of June 24, 2019 of the probabilities of the applicable performance conditions being achieved.

(9)

Mr. Ringo served as our interim Chief Executive Officer from September 19, 2019 until April 13, 2020 and continued to serve as a non-executive employee thereafter through May 31, 2020. The amounts set forth in this table reflect compensation received by Mr. Ringo in connection with his service as a director from January 1, 2019 through September 18, 2019, as our interim Chief Executive Officer and as a non-executive employee beginning on September 19, 2019 and ending on May 31, 2020, and as a director from June 1, 2020 through December 31, 2020.

(10)

Amounts include (i) $81,875 of director fees received by Mr. Ringo for his service in 2019 as a director prior to the commencement of his employment as our interim Chief Executive Officer on September 19, 2019, (ii) $59,167 of director fees received by Mr. Ringo for his service as a director in 2020 following completion of his service as our interim Chief Executive Officer and as a non-executive employee on May 31, 2020, and (iii) $5,203 as compensation for accrued vacation time received by Mr. Ringo in 2020 in connection with his resignation from his position as an employee of the company effective May 31, 2020.

(11)

Mr. Ringo was not eligible to receive a bonus under our Bonus Plan for his service as our interim Chief Executive Officer or as a non-executive employee during 2019 and 2020. Pursuant to Mr. Ringo’s offer letter, the compensation committee determined Mr. Ringo’s bonus promptly following the end of his service as our interim Chief Executive Officer and as a non-executive employee, and determined Mr. Ringo’s bonus for 2019 and 2020 to be $103,919 and $151,881, respectively, for a total bonus amount of $255,800. For additional information, see the section of this Annual Report titled “Executive Compensation – Narrative Disclosure to Summary Compensation Table – Employment Arrangements – Mr. Ringo’s Offer Letter.” Mr. Ringo’s 2019 bonus amount was not determined as of the date we filed our proxy statement for our 2020 annual meeting of stockholders, or the 2020 proxy statement. As such, Mr. Ringo’s bonus compensation for 2019 was not reflected in the Summary Compensation Table in the 2020 proxy statement.

(12)

Amounts reflect the grant date fair values of the following awards granted to Mr. Ringo by our Board: (i) an option to purchase 15,000 shares of our common stock granted on June 10, 2019 pursuant to our non-employee director compensation policy in connection with his service as a member of our Board, which shares vested in their entirety on May 13, 2020, and (ii) options to purchase shares of our common stock granted to Mr. Ringo in connection with his service as our interim Chief Executive Officer and as a non-executive employee beginning on September 19, 2019 and ending on May 31, 2020. For additional information regarding options granted to Mr. Ringo in connection with his service as our interim Chief Executive Officer and as a non-executive employee, see the section of this Annual Report titled “Executive Compensation – Narrative Disclosure to Summary Compensation Table – Employment Arrangements – Mr. Ringo’s Offer Letter.”

(13)

Amounts include compensation paid pursuant to our offer letter agreement with Mr. Ringo and certain other compensation for expenses incurred, as set forth in the following table. For additional information, see the section of this Annual Report titled “Executive Compensation – Narrative Disclosure to Summary Compensation Table – Employment Arrangements – Mr. Ringo’s Offer Letter.”

Type of Compensation	Amount of Compensation (2019)	Amount of Compensation (2020)
Short-term housing costs	$42,300	$54,000
Transportation and moving costs	$9,936	$22,414
Tax gross-ups for short-term housing, transportation and moving costs	$26,887	$38,445

(14)

Amount reflects the grant date fair value of 10,000 shares of restricted common stock granted to Mr. Ringo by our Board on January 9, 2019 in connection with his appointment as Chairman of our Board. These shares vested in their entirety on January 9, 2020.

Narrative Disclosure to Summary Compensation Table

Executive Compensation Elements

The primary elements of our executive compensation program for 2020 were:

•	base salary;
•	annual performance-based cash compensation;
•	long-term equity incentive awards;
•	retention equity incentive awards; and
•	severance and change in control benefits.

In addition to these primary elements of executive compensation, we also offer our executive officers broad-based health and welfare benefits and 401(k) plan benefits consistent with the benefits we provide to our other full-time, salaried employees.

Base Salary

The purpose of base salary compensation is to provide each executive with a competitive level of fixed cash compensation that is paid regularly throughout the year. The amount of base salary we pay each executive is determined by our compensation committee primarily based upon the range of salaries for similar positions at peer companies and takes into consideration the executive officer’s experience, knowledge, skills, education, performance and contributions to the company. Base salary is the only element of compensation that is fixed; the remainder and majority of each executive officer’s potential compensation is composed of variable compensation that is designed to incentivize shorter-term (annual) or longer-term performance of the company.

Our compensation committee reviewed and evaluated the base salaries of our executive officers and approved the 2020 and 2021 annual base salaries for the named executive officers shown in the table below. To the extent our compensation committee determined that an executive officer’s annual base salary was consistent with comparable positions in our then-current peer group, no changes were made.

Executive Officer	2020 Annual Base Salary		2021 Annual Base Salary
Thomas Civik	$584,000		$612,000
Helen Collins, M.D.	$480,000		$496,800
Francis W. Sarena	$465,000		$481,300
William R. Ringo	$631,000	(1)	—

(1)

In connection with Mr. Ringo’s resignation from his position as interim Chief Executive Officer on April 13, 2020, and pursuant to Mr. Ringo’s offer letter, the compensation committee agreed to continue paying Mr. Ringo at an annualized base salary rate of $631,000 through April 30, 2020 and at an annualized base salary rate of $315,500 for the month of May 2020, in recognition of his reduced time commitment to the company during this transition period. Mr. Ringo resigned from his position as an employee of the company effective May 31, 2020.

Annual Performance-Based Cash Compensation

Pursuant to our Bonus Plan, each executive officer, except for Mr. Ringo, was eligible to receive a target bonus determined as a percentage of his or her annual base salary. Our compensation committee determined these target bonus percentages for each executive officer position primarily based on the range of target bonus percentages for similar positions at peer companies. Each executive officer’s target bonus was subject to weighting based on achievement of corporate goals and personal goals. The target bonus percentage and weighting for each of our named executive officers, except for Mr. Ringo, for 2020 is shown in the table below.

Executive Officer	Total Target Bonus (%)	Corporate Goal Weighting	Personal Goal Weighting
Thomas Civik	60%	100%	0%
Helen Collins, M.D.	40%	80%	20%
Francis W. Sarena	45%	80%	20%

Each of the corporate goal and personal goal components of an employee’s bonus target is subject to a multiplier for each Bonus Plan year. The multiplier for corporate goal achievement is based on the company’s overall achievement of its corporate goals, among other considerations deemed relevant by the compensation committee, and may be up to a maximum of 175% of the respective employee’s bonus target with respect to corporate goals. The multiplier for personal goal achievement is based on each employee’s achievement of his or her personal goals, among other considerations deemed relevant by management, or with respect to the executive officers, by the compensation committee, and may be up to a maximum of 175% of the respective employee’s bonus target with respect to personal goals.

In January 2021, our compensation committee reviewed and evaluated the company’s performance against our 2020 corporate goals. Based on a consideration of our performance against our 2020 corporate goals and additional factors, our compensation committee approved a corporate goal multiplier of 160% for our Bonus Plan for 2020. In February 2021, our compensation committee reviewed and evaluated the performance of each executive officer against his or her 2020 personal goals. Based on each executive officer’s individual performance and respective contributions to the company in 2020 and additional factors, our compensation committee approved personal goal multipliers of 150% for each of Dr. Collins and Mr. Sarena.

Taking into consideration the individual performance of our named executive officers and applying the corporate goal multiplier of 160%, our compensation committee approved the 2020 cash incentive payments to our named executive officers shown in the Summary Compensation Table above.

Mr. Ringo was not eligible to receive a bonus under the Bonus Plan for his service as an employee of the company. For additional information regarding the bonus amount paid to Mr. Ringo for his service as an employee of the company, see the section of this Annual Report titled “Executive Compensation – Narrative Disclosure to Summary Compensation Table – Employment Arrangements – Mr. Ringo’s Offer Letter.”

Long-Term Incentive Compensation

Long-term incentive compensation is generally the largest portion of each executive’s overall compensation and is variable and at-risk. This element of compensation is comprised of equity awards that we grant in connection with the start of each executive officer’s employment and annual grants of long-term incentive equity awards in connection with our annual performance review process, which we customarily conclude in February of each year. These equity awards generally vest over several years to focus our executives on the company’s success over a multi-year period and promote the retention of our executive officers.

In February 2020, our compensation committee approved annual grants to our named executive officers of the stock option and restricted stock awards shown in the table below.

	Option Awards(1)		Restricted Stock Awards(2)
Executive Officer	(number of shares)	(grant date fair value)(3)	(number of shares)	(grant date fair value)(3)
Helen Collins, M.D.	90,000	$291,555	15,000	$78,750
Francis W. Sarena	90,000	$291,555	15,000	$78,750

(1)

The stock option awards set forth in this table vest and become exercisable at the rate of 1/48 of the total number of shares subject to the applicable option award each month after the grant date of February 24, 2020, subject to the executive officer’s continuous service to the company through each vest date.

(2)

The restricted stock awards set forth in this table vested with respect to one-third of the shares subject to the applicable restricted stock award on February 24, 2021 and will vest with respect to one-third of the shares subject to the applicable restricted stock award on each of February 24, 2022 and 2023, subject to the executive officer’s continuous service to the company through each vest date.

(3)	For more information on how we determined the grant date fair value of these awards, see footnote 1 to our Summary Compensation Table.

In connection with Mr. Ringo’s service as our interim Chief Executive Officer and a non-executive employee, our compensation committee granted to Mr. Ringo on or promptly after the 19th day of each calendar month an option to purchase a number of shares of our common stock having a fair value of (i) $120,000 for each month during the term of his service as our interim Chief Executive Officer, and (ii) $60,000 for the month of May 2020 during which he served a non-executive employee. Each such option vested in its entirety on the 19th day of the calendar month following the calendar month in which such option was granted.

In April 2020, our compensation committee granted to Mr. Civik an option to purchase 480,000 shares of our common stock and 75,000 shares of restricted common stock in connection with Mr. Civik’s appointment as our President and Chief Executive Officer. Mr. Civik’s stock option award will vest with respect to 25% of the shares subject to the option on the first anniversary of the grant date and 1/48 of the shares subject to the option monthly thereafter, in each case, subject to his continued service to the company through each vest date. Mr. Civik’s restricted stock award will vest with respect to one-third of the shares subject to the award on each of April 13, 2021, 2022 and 2023.

In February 2021, in connection with our annual performance review process, our compensation committee met to review the annual equity awards proposed for grant to our executive officers, including Mr. Civik, Dr. Collins and Mr. Sarena. Shortly before that meeting, Amgen submitted to the Company a proposal to acquire the company for $32.00 per share of our common stock. The compensation committee determined at that meeting to not approve the annual equity awards and determined instead that should the company enter into a definitive agreement with a third party for the acquisition of the company, then the compensation committee would approve, in lieu of the proposed annual equity awards, cash awards equal in value to the value that the proposed annual equity awards would have in an acquisition transaction. On March 16, 2021, after our entry into the Agreement and Plan of Merger with Amgen and Franklin Acquisition Sub, Inc., or the merger agreement, our compensation committee approved cash awards to Mr. Civik, Dr. Collins and Mr. Sarena in lieu of the originally proposed annual stock option and restricted stock awards. The value of these cash awards was determined based on the number of stock option and restricted stock awards that would have otherwise been granted to each such executive officer and the merger consideration of $38.00 per share offered by Amgen and an assumed option exercise price of $22.23 per share, which was the closing price of our common stock on February 26, 2021, the date the compensation committee was originally scheduled to approve the annual equity awards to our executive officers. The determination of the cash value of these awards is further described in the table below. These cash awards will be paid only upon closing of the merger contemplated by the merger agreement, which is expected to occur by the end of the second quarter of 2021. These cash awards will automatically expire and not become payable if the closing of the merger does not occur by December 31, 2021. For additional information regarding the merger agreement, see Note 15, Subsequent Event, to the financial statements included in this Annual Report, and the discussion in Item 14 of this Annual Report.

	2021 Annual Cash Awards
Executive Officer	Proposed Number of Shares of Restricted Stock	Merger Consideration Value per Share ($)	Cash Award ($)(1)	Proposed Number of Shares Underlying Stock Options	Assumed Exercise Price ($)	Cash Award ($)(2)
Thomas Civik	36,000	$38.00	$1,368,000	216,000	$22.23	$3,406,320
Helen Collins, M.D.	11,800	$38.00	$448,400	71,000	$22.23	$1,119,670
Francis W. Sarena	9,400	$38.00	$357,200	56,500	$22.23	$891,005

(1)	Amounts reflect the proposed number of shares of restricted stock multiplied by the merger consideration of $38.00 per share of our common stock.
(2)

Amounts reflect the proposed number of shares of common stock underlying stock options, multiplied by the difference between the merger consideration of $38.00 per share and $22.23, the closing price per share of our common stock on February 26, 2021, or $15.77.

Retention Equity Incentive Awards

In October 2019, we undertook a corporate restructuring to eliminate approximately 50% of our then-current headcount, initiated activities to reduce our corporate facilities footprint by either subletting a significant portion of our leased space or subletting the entirety of our building and relocating to smaller facilities and undertook other cost-savings efforts to extend our cash runway. As a result, on February 24, 2020, our compensation committee approved retention option and restricted stock awards for certain of our executive officers, including Dr. Collins and Mr. Sarena, as shown in the table below.

	Option Awards(1)		Restricted Stock Awards(2)
Executive Officer	(number of shares)	(grant date fair value)(3)	(number of shares)	(grant date fair value)(3)
Helen Collins, M.D.	90,000	$295,848	15,000	$78,750
Francis W. Sarena	90,000	$295,848	15,000	$78,750

(1)

The stock option awards set forth in this table vested and became exercisable with respect to 25% of the shares subject to the applicable option award on February 24, 2021, and the remainder vest and become exercisable with respect to 1/48 of the shares subject to the applicable option award monthly thereafter, subject to the executive officer’s continuous service to the company through each vest date.

(2)

The restricted stock awards set forth in this table vested with respect to one-third of the shares subject to the applicable restricted stock award on February 24, 2021 and will vest with respect to one-third of the shares subject to the applicable restricted stock award on each of February 24, 2022 and 2023, subject to the executive officer’s continuous service to the company through each vest date.

(3)	For more information on how we determined the grant date fair value of these awards, see footnote 1 to our Summary Compensation Table.

Retention Cash Awards

In January 2020, our compensation committee approved the grant of a retention bonus to each of Dr. Collins and Mr. Sarena pursuant to letter agreements between the company and each such executive officer dated January 15, 2020. Pursuant to their respective agreements, each of Dr. Collins and Mr. Sarena received a cash retention bonus on December 31, 2020 equal to such executive officer’s respective bonus target under the Bonus Plan for the 2020 calendar year, as shown in the table below.

	2020 Bonus Target
Executive Officer	% of Base Salary	($)
Helen Collins, M.D.	40%	$192,000
Francis W. Sarena	45%	$209,250

The cash retention bonuses were in addition to the bonuses Dr. Collins and Mr. Sarena earned with respect to their respective 2020 performance under our Bonus Plan for 2020.

Severance and Change in Control Benefits

Executive Severance Benefit Plan

We believe that offering reasonable and competitive severance benefits as part of an overall compensation package is necessary to effectively compete for and attract and retain executive talent. In November 2019, our compensation committee adopted our Executive Severance Benefit Plan and Summary Plan Description, or the Severance Plan, pursuant to which we provide employees in the role of Vice President or higher, including our named executive officers, except for Mr. Ringo, with compensation and benefits in the event of a termination by us of any such employee’s employment without “cause” or a resignation from employment by such employee for “good reason,” each as defined in the Severance Plan, and, collectively, an involuntary termination.

Mr. Ringo was not eligible to participate in the Severance Plan and was not eligible to receive severance benefits upon his termination, or the completion of his service, as our interim Chief Executive Officer and a non-executive employee.

The Severance Plan provides that for an involuntary termination that occurs any time except for within three months prior to or 12 months following a change in control of the company, an executive officer will be entitled to receive: (i) cash severance equal to the product of (x) the sum of such executive officer’s (A) annual base salary rate in effect on the date of the involuntary termination and (B) “target bonus,” as defined in the Severance Plan, and (y) the relevant factor set forth in the table below; (ii) payment or reimbursement of COBRA premiums, provided that such executive officer is eligible for and timely elects COBRA coverage, through the earlier of (1) the number of months after the involuntary termination set forth in the table below, (2) the date such executive officer and his or her covered dependents, if any, are no longer eligible for COBRA coverage or (3) the date such executive officer and his or her covered dependents, if any, become eligible for group health insurance through another employer; and (iii) acceleration of vesting of all unvested outstanding equity awards subject to time-based vesting provisions that would have vested within the number of months set forth in the table below following such involuntary termination. Outstanding equity awards subject to performance-based vesting will not accelerate under the Severance Plan in the event of an involuntary termination that occurs any time except for within three months prior to or 12 months following a change in control.

Notwithstanding the provisions set forth in the Severance Plan to the contrary, if any executive officers were granted equity awards prior to the effective date of the Severance Plan that were, as of immediately prior to the effective date of the Severance Plan, subject to acceleration of vesting in connection with an involuntary termination pursuant to an agreement between us and such executive officer, such equity awards would accelerate pursuant to the terms of the applicable severance agreement rather than the Severance Plan.

	Cash Severance Factor	COBRA Premium Reimbursement and Acceleration of Vesting of Equity Awards
Chief Executive Officer	1.0	12 months
Other Named Executive Officers	0.75	9 months

In addition, if the involuntary termination occurs within three months prior to or 12 months following a change in control, then, in lieu of the benefits described above, an executive officer will be entitled to: (i) cash severance equal to the product of (x) the sum of such executive officer’s (A) annual base salary rate in effect on the date of the involuntary termination and (B) target bonus, and (y) the relevant factor set forth in the table below; (ii) payment or reimbursement of COBRA premiums, provided that such executive officer is eligible for and timely elects COBRA coverage, through the earlier of (1) the number of months after the involuntary termination set forth in the table below, (2) the date such executive officer and his or her covered dependents, if any, are no longer eligible for COBRA coverage or (3) the date such executive officer and his or her covered dependents, if any, become eligible for group health insurance through another employer; and (iii) 100% acceleration of vesting of all unvested outstanding equity awards subject to time-based vesting provisions. Outstanding equity awards subject to performance-based vesting will accelerate based on target performance.

	Cash Severance Factor	COBRA Premium Reimbursement
Chief Executive Officer	2.0	24 months
Other Named Executive Officers	1.5	18 months

In addition, the Severance Plan provides that in the event that the severance payment and other benefits, or collectively, the payment, provided for or otherwise payable to the executive officer constitute “parachute payments” within the meaning of Section 280G of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and are subject to the excise tax imposed by Section 4999 of the Code, then we will pay to such executive officer (i) the largest portion of the payment that would result in no portion of the payment being subject to such excise tax or (y) the largest portion, up to and including the total, of the payment, after taking into account all applicable taxes, including such excise tax (all computed at the highest applicable marginal rate), that results in the executive officer’s receipt, on an after-tax basis, of the greatest economic benefit.

Notwithstanding anything to the contrary in the Severance Plan, no severance payments or benefits will become payable to an executive officer until such executive officer has a “separation of services” within the meaning of Section 409A of the Code, or Section 409A. If an executive officer is subject to Section 409A and is a “specified employee” within the meaning of Section 409A at the time of the involuntary termination, then any separation benefits due to the executive officer under the Severance Plan will become payable in a lump sum payment on the date six months and a day following the date of such involuntary termination.

The Severance Plan requires that the executive officer execute a general release of claims in favor of us to mitigate any potential liability or dispute or the initiation of any litigation with the departing executive officer and also requires the departing executive officer to comply with the confidentiality agreement and any other agreement between us and such departing executive officer following the termination of such executive officer’s employment.

Other Benefits

All our named executive officers, except for Mr. Ringo, are eligible to receive our standard employee benefits, including our 401(k) plan, medical, dental, vision, short- and long-term disability and group life insurance and our 2013 Employee Stock Purchase Plan, in each case on the same basis as our other employees, including the matching contributions provided under our 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit of $19,500 in each of 2020 and 2021. We provide a company match equal to 50% of the amount contributed by an employee, up to a maximum amount of $6,000 per year, and pay all company matches in cash. Participants who are at least 50 years old can also make “catch-up” contributions of an additional $6,500 above the statutory limit in each of 2020 and 2021. Our 401(k) plan also permits us to make discretionary contributions, subject to established limits and a vesting schedule. To date, we have not made any discretionary contributions to the plan on behalf of participating employees. Our compensation committee periodically reviews the levels of benefits provided to our executive officers to ensure they remain reasonable and consistent with its compensation philosophy.

Perquisites

We do not as a general practice provide perquisites or other personal benefits to our executive officers that differ materially from those available to employees generally. In certain cases, we provide certain executive officers with relocation and mortgage assistance benefits that we negotiated as part of these executive officers’ new hire offer packages. For example, we provided Mr. Civik with relocation assistance benefits as part of his new hire offer package, as described in the section of this Annual Report titled “Executive Compensation – Narrative Disclosure to Summary Compensation Table – Employment Arrangements – Mr. Civik’s Offer Letter.” In addition, during the term of his service as an employee of the company, we provided Mr. Ringo with short-term housing and transportation assistance, as described in the section of this Annual Report titled “Executive Compensation – Narrative Disclosure to Summary Compensation Table – Employment Arrangements – Mr. Ringo’s Offer Letter.”

Employment Arrangements

We entered into employment offer letter agreements with each of our named executive officers. Each of the offer letters with our named executive officers provides or provided, as applicable, for “at will” employment and sets forth the initial compensation arrangements for the executive officer, including with respect to the executive officer’s initial base salary, annual target cash bonus opportunity and new hire equity awards (each of which is disclosed in more detail in the table below titled “Outstanding Equity Awards at Fiscal Year-End,” to the extent it was not exercised by the applicable executive officer (with respect to option awards) or vested (with respect to restricted stock awards) as of December 31, 2020). The terms and conditions of each offer letter agreement, except for Mr. Ringo’s offer letter, were negotiated by our then-current Chief Executive Officer and were approved by either our Board or compensation committee. Mr. Ringo’s offer letter was negotiated by Dr. Jensen, the chairman of our compensation committee, and approved by our full compensation committee.

Mr. Civik’s Offer Letter

Effective April 13, 2020, our Board appointed Mr. Civik to serve as our President and Chief Executive Officer. In connection with his appointment, on April 6, 2020, we entered into an offer letter with Mr. Civik, pursuant to which we agreed to pay Mr. Civik an annual base salary of $584,000 and set his target annual cash bonus opportunity at 60% of his base salary.

Pursuant to Mr. Civik’s offer letter, our compensation committee granted to Mr. Civik an option to purchase 480,000 shares of our common stock and 75,000 shares of restricted common stock. The shares subject to the option award will vest with respect to 25% of the shares subject to the option on the first anniversary of the grant date and 1/48 of the shares subject to the option monthly thereafter, in each case, subject to Mr. Civik’s continued service to the company through each vest date. The shares subject to the restricted stock award will vest over three years in equal annual installments on each anniversary of the grant date, in each case, subject to Mr. Civik’s continued service to the company through each vest date.

Pursuant to Mr. Civik’s offer letter, we provided Mr. Civik with a lump sum payment of $325,000 in support of his relocation to the San Francisco Bay Area. Mr. Civik will repay the entire lump sum payment for relocation on or prior to his termination date if he voluntarily resigns his employment or if we terminate his employment for Cause (as defined in the Severance Plan) within two years of his date of hire.

Mr. Ringo’s Offer Letter

Effective September 19, 2019, our Board appointed Mr. Ringo to serve as our interim Chief Executive Officer. In connection with his appointment, on October 4, 2019, we entered into an offer letter with Mr. Ringo, pursuant to which we agreed to pay Mr. Ringo a semi-monthly salary of $25,000, which is equal to an annualized base salary rate of $600,000. On October 8, 2019, we entered into a first amendment to Mr. Ringo’s offer letter, pursuant to which we agreed to pay to Mr. Ringo an additional $25,000 in consideration of Mr. Ringo’s service as our interim Chief Executive Officer from September 19, 2019 to October 4, 2019, the date we entered into Mr. Ringo’s offer letter. In February 2020, our compensation committee reviewed Mr. Ringo’s base salary and approved an increase of his base salary to $631,000, effective March 1, 2020.

Pursuant to Mr. Ringo’s offer letter, we agreed to pay Mr. Ringo a one-time bonus for his service as interim Chief Executive Officer, with a target amount equal to 50% of the aggregate base salary we paid to Mr. Ringo for his service as interim Chief Executive Officer. In February 2020, the compensation committee increased Mr. Ringo’s target bonus to 60% of the aggregate base salary we paid to Mr. Ringo for his service as interim Chief Executive Officer. Accordingly, the target amount of Mr. Ringo’s bonus was 50% of the aggregate base salary we paid to Mr. Ringo for his service as interim Chief Executive Officer from September 19, 2019 through February 29, 2020 and 60% of the aggregate base salary we paid to Mr. Ringo for his service as interim Chief Executive Officer from March 1, 2020 until the end of his service as our interim Chief Executive Officer.

In addition, promptly after entering into Mr. Ringo’s offer letter, our compensation committee granted to Mr. Ringo an option to purchase 34,451 shares of our common stock. This option vested in its entirety on October 19, 2019. Thereafter, during the term of his service as our interim Chief Executive Officer and in accordance with the terms of Mr. Ringo’s offer letter, on or promptly after the 19th day of each calendar month during his service as interim Chief Executive Officer, our compensation committee granted to Mr. Ringo an option to purchase a number of shares of common stock having a fair value of $120,000. We determined the number of shares of common stock underlying each such option grant using a Black-Scholes factor of 61.7% and the average closing price of a share of our common stock for the 20 trading days preceding the 19th day of the calendar month in which such grant was approved (i.e., $120,000 ÷ (61.7% × such average closing price)). Each such option vested in its entirety on the 19th day of the calendar month following the calendar month in which such option was granted.

Pursuant to Mr. Ringo’s offer letter, during the term of his service as our interim Chief Executive Officer, we paid $13,500 monthly for the cost of Mr. Ringo’s short-term housing and paid Mr. Ringo a semi-monthly payment of $1,000 for the estimated cost of transportation between his short-term housing and our offices. In addition, on December 20, 2019, we entered into a second amendment to Mr. Ringo’s offer letter, pursuant to which we agreed to reimburse Mr. Ringo for or pay the expenses of (i) up to one commercial roundtrip flight per month between San Francisco International Airport, or SFO, and Indianapolis International Airport, or IND, for each of Mr. Ringo and his spouse during the term of Mr. Ringo’s employment as our interim Chief Executive Officer; and (ii) ground transportation to and from Mr. Ringo’s short-term residence in San Francisco, California and SFO and to and from his residence in the Indianapolis, Indiana area and IND in connection with each such monthly flight. In addition, we agreed to reimburse Mr. Ringo for or pay all such costs already incurred by Mr. Ringo since the beginning of his service as our interim Chief Executive Officer. To the extent any amounts described in this paragraph were deemed income to Mr. Ringo, we paid to Mr. Ringo a gross-up amount to cover the amount of withholding taxes that would be due on such deemed income.

In connection with Mr. Civik’s appointment as President and Chief Executive Officer effective April 13, 2020, Mr. Ringo resigned from his position as interim Chief Executive Officer and continued to serve as a non-executive employee through May 31, 2020. On April 16, 2020, we entered into a third amendment to Mr. Ringo’s offer letter, pursuant to which we agreed to reduce his annualized base salary rate to $315,500 in recognition of his reduced time commitment during the transition period. Pursuant to this amendment, we agreed to revise the determination of Mr. Ringo’s target bonus to be the sum of (i) 50% of the aggregate base salary we paid to Mr. Ringo through February 29, 2020 for his service as interim Chief Executive Officer and (ii) 60% of the aggregate base salary we paid to Mr. Ringo from March 1, 2020 through May 31, 2020 as interim Chief Executive Officer and a non-executive employee. Our compensation committee determined Mr. Ringo’s bonus amount to be $103,919 and $151,881 for his service during 2019 and 2020, respectively, for a total bonus amount of $255,800, based on his performance as interim Chief Executive Officer and as a non-executive employee and paid this bonus within 30 days following the last day of Mr. Ringo’s employment. We agreed to continue to pay through April 30, 2020 the $13,500 monthly cost of Mr. Ringo’s short-term housing and semi-monthly payment of $1,000 for the estimated cost of transportation between his short-term housing and our offices, and that such payments would not continue during the month of May 2020. Additionally, we agreed that Mr. Ringo’s option to purchase shares of common stock to be granted on or promptly after May 19, 2020 would be for a number of option shares having a fair value of $60,000. We determined the number of shares of common stock underlying such option grant using a Black-Scholes factor of 61.7% and the average closing price of a share of our common stock for the 20 trading days preceding May 19, 2020 (i.e., $60,000 ÷ (61.7% × such average closing price)). This option vested in its entirety on June 19, 2020.

For additional information regarding the amounts paid to Mr. Ringo for his service as our interim Chief Executive Officer and as a non-executive employee of the company, see our Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our named executive officers that were outstanding as of December 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Thomas Civik	—	480,000	(3)	2.72	4/12/2030
						75,000	(4)	1,275,750
Helen Collins, M.D.	60,000	—		37.89	6/26/2026	—		—	—		—
	8,625	375	(5)	45.38	2/6/2027	—		—	—		—
	21,093	1,407	(6)	39.21	3/19/2027	—		—	—		—
	35,416	14,584	(7)	18.69	2/25/2028	—		—	—		—
	26,583	31,417	(8)	11.97	2/24/2029	—		—	—		—
	6,666	13,334	(9)	5.78	8/19/2029	—		—	—		—
	18,750	71,250	(10)	5.25	2/23/2030
	—	90,000	(11)	5.25	2/23/2030
	—	—		—	—	2,334	(12)	39,701	—		—
	—	—		—	—	6,667	(13)	113,406	—		—
	—	—		—	—	—		—	66,000	(14)	1,122,660
	—	—		—	—	3,334	(15)	56,711	—		—
	—	—		—	—	15,000	(16)	255,150	—		—
	—	—		—	—	—		—	15,000	(16)	255,150
Francis W. Sarena	4,747	—		8.49	1/1/2022	—		—	—		—
	9,142	—		5.54	7/15/2022	—		—	—		—
	12,063	—		7.26	7/18/2023	—		—	—		—
	3,209	—		10.77	11/4/2023	—		—	—		—
	25,521	—		11.14	8/21/2024	—		—	—		—
	75,000	—		19.25	8/16/2025	—		—	—		—
	60,000	—		43.71	8/24/2026	—		—	—		—
	35,000	—		49.54	9/7/2026	—		—	—		—
	43,125	1,875	(5)	45.38	2/6/2027	—		—	—		—
	31,875	13,125	(7)	18.69	2/25/2028	—		—	—		—
	26,583	31,417	(8)	11.97	2/24/2029	—		—	—		—
	18,750	71,250	(10)	5.25	2/23/2030
	—	90,000	(11)	5.25	2/23/2030
	—	—		—	—	2,334	(12)	39,701	—		—
	—	—		—	—	6,667	(13)	113,406	—		—
	—	—		—	—	—		—	66,000	(14)	1,122,660
	—	—		—	—	15,000	(16)	255,150	—		—
	—	—		—	—	—		—	15,000	(16)	255,150
William R. Ringo(17)	16,600	—		11.65	9/30/2024	—		—	—		—
	12,500	—		22.15	6/11/2025	—		—	—		—
	10,000	—		42.25	5/18/2026	—		—	—		—
	10,000	—		29.80	5/9/2027	—		—	—		—
	10,000	—		17.27	5/9/2028	—		—	—		—
	15,000	—		6.09	6/9/2029	—		—	—		—
	34,451	—		3.79	10/4/2029	—		—	—		—
	46,939	—		3.99	10/18/2029	—		—	—		—
	50,367	—		3.23	11/18/2029	—		—	—		—
	49,552	—		3.94	12/18/2029	—		—	—		—
	40,868	—		5.31	1/18/2030	—		—	—		—
	37,998	—		5.23	2/18/2030	—		—	—		—
	52,408	—		2.80	4/18/2030	—		—	—		—
	27,769	—		4.47	5/18/2030	—		—	—		—

(1)

For information on vesting acceleration of the equity awards described in this table upon a named executive officer’s termination of employment, see the section of this Annual Report titled “Executive Compensation – Narrative Disclosure to Summary Compensation Table – Severance and Change in Control Benefits.”

(2)	The market value of stock awards is based on the closing market price of our common stock of $17.01 per share on December 31, 2020.
(3)	25% of the shares underlying this option will vest on April 13, 2021, and the remainder vests over three years thereafter in equal monthly installments.
(4)	One-third of the shares subject to this grant will vest on each of April 13, 2021, 2022 and 2023.
(5)	The shares underlying this option vest over four years in equal monthly installments following the grant date of February 7, 2017.
(6)	The shares underlying this option vest over four years in equal monthly installments following the grant date of March 20, 2017.
(7)	The shares underlying this option vest over four years in equal monthly installments following the grant date of February 26, 2018.
(8)	The shares underlying this option vest over four years in equal monthly installments following the grant date of February 25, 2019.
(9)	The shares underlying this option vest over four years in equal monthly installments following the grant date of August 20, 2019.
(10)	The shares underlying this option vest over four years in equal monthly installments following the grant date of February 24, 2020.
(11)	25% of the shares underlying this option vested on February 24, 2021, and the remainder vests over three years thereafter in equal monthly installments.
(12)	One-third of the shares subject to this grant vested on each of February 26, 2019, 2020 and 2021.
(13)	One-third of the shares subject to this grant vested on each of February 25, 2020 and 2021, and the remainder will vest on February 25, 2022.
(14)	The shares subject to this grant are subject to performance conditions that have not yet been achieved. As such, the dates upon which these shares will vest are uncertain.
(15)	One-third of the shares subject to this grant vested on August 20, 2020, and the remainder will vest in equal installments on each of August 20, 2021 and 2022.
(16)	One-third of the shares subject to this grant vested on February 24, 2021, and the remainder will vest in equal installments on each of February 24, 2022 and 2023.
(17)

Mr. Ringo was appointed as our interim Chief Executive Officer on September 19, 2019 and resigned from such position effective April 13, 2020 in connection with Mr. Civik’s appointment as President and Chief Executive Officer. This table reflects outstanding equity awards granted to Mr. Ringo in connection with his service as a director prior to his appointment as interim Chief Executive Officer, as well as equity awards granted to Mr. Ringo in connection with his service as our interim Chief Executive Officer and as a non-executive employee through May 31, 2020.

Equity Benefit Plans

2013 Omnibus Incentive Plan and Prior Equity Plans

General. In June 2013, our Board adopted and in September 2013, our stockholders approved the 2013 Omnibus Incentive Plan, or the 2013 Plan, for the purpose of attracting and retaining non-employee directors, executive officers and other employees and service providers, including officers, employees and service providers of our affiliates, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2013 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, other equity-based awards and cash bonus awards. We also maintain the 2010 Equity Incentive Plan, or the 2010 Plan, which has been terminated and under which no future awards will be granted, but under which outstanding options have been granted. These options will continue to be governed by the terms of the 2010 Plan.

Change in Control. If we experience a change in control in which equity-based awards under the 2013 Plan that are not exercised prior to the change in control will not be assumed or continued by the surviving entity, unless otherwise provided in an award agreement: (i) all restricted shares will vest, and all stock units and dividend equivalents will vest and the underlying shares will be delivered immediately before the change in control, and (ii) at our Board’s discretion, either all options and stock appreciation rights will become exercisable 15 days before the change in control and terminate upon the consummation of the change in control, or all options, stock appreciation rights, restricted shares and stock units may be cancelled before the change in control in exchange for payment of any amount in cash or securities having a value (as determined by our Board), in the case of restricted shares or stock units, equal to the formula or fixed price per share paid to our stockholders and, in the case of options and stock appreciation rights, equal to the product of the number of shares subject to the option or stock appreciation right multiplied by the amount by which the formula or fixed price paid to our stockholders exceeds the exercise price of the option or the stock appreciation right. In the case of performance shares and performance units, however, if more than half of the performance period has lapsed, we will convert the performance shares based on actual performance to date. If less than half of the performance period has lapsed, or if we cannot determine actual performance, we will convert the performance shares and performance units assuming target performance has been achieved.

2013 Employee Stock Purchase Plan

In August 2013, our Board adopted and in September 2013, our stockholders approved our 2013 Employee Stock Purchase Plan, or the ESPP. The purpose of the ESPP is to enable our eligible employees, through payroll deductions or cash contributions, to purchase shares of our common stock, to increase our employees’ interest in our growth and success and encourage employees to remain in our employment. Any of our employees may participate in the ESPP, except: (i) an employee whose customary employment is less than 20 hours per week; and (ii) an employee who, after exercising his or her rights to purchase common stock under the ESPP, would own shares of common stock (including shares that may be acquired under any outstanding options) representing 5% or more of the total combined voting power of all classes of our capital stock. An employee must be employed on the last trading day of the purchase period to acquire common stock under the ESPP, unless the employee has retired, died or become disabled, been laid off or discharged without cause.

Indemnification

We entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements and our certificate of incorporation and bylaws provide for indemnification of each of our directors and executive officers to the fullest extent permitted by Delaware law.

Director Compensation

Cash and Equity Compensation

We maintain a non-employee director compensation policy, pursuant to which we generally target our overall director compensation at the 50th percentile of our peer group. We target our annual base cash retainer at the 50th percentile of our peer group and our annual cash retainer for each board committee and long-term incentive compensation at the 75th percentile of our peer group.

Pursuant to our director compensation policy, in 2020, each non-employee director received an annual base cash retainer of $45,000. In addition, our non-employee directors received the following cash compensation for Board services, as applicable:

•	the Chairman of the Board received an additional annual retainer of $35,000;
•	the Lead Independent Director received an additional annual retainer of $15,000;
•	the chairman of each of our audit and compensation committees receive an additional annual retainer of $20,000;
•	each member of our audit and compensation committees, other than the chairman, receives an additional annual retainer of $10,000;
•	the chairman of each of our nominating and corporate governance and research and development committees receives an additional annual retainer of $15,000; and
•	each member of our nominating and corporate governance and research and development committees, other than the chairman, receives an additional annual retainer of $7,500.

In addition, newly appointed non-employee directors received a one-time initial award of options to purchase 40,000 shares of our common stock, which would vest in equal annual installments over a three-year period, subject to the director’s continued service on our Board through each applicable vest date. Each non-employee director received an annual award of options to purchase 20,000 shares of our common stock, which would vest in its entirety on the earlier to occur of (i) the one-year anniversary of the grant date and (ii) the day before the subsequent annual meeting of stockholders, subject to each such director’s continued service on our Board through such vest date.

We pay all amounts in quarterly installments. We also reimburse each director for his or her travel expenses incurred in connection with attendance at Board and committee meetings.

Our compensation committee periodically reviews our director compensation policy, taking into account various factors, including the director compensation practices of our peer group, to determine whether any updates to this policy are appropriate.

Director Compensation

The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2020 for their service on our Board. Mr. Civik, our President and Chief Executive Officer and member of our Board, was also an employee in 2020 and received no additional compensation for his service on our Board. Accordingly, Mr. Civik’s 2020 compensation is set forth in the Summary Compensation Table above and is not set forth in the table below. In addition, Mr. Ringo, our former interim Chief Executive Officer, was an employee of the company for a portion of 2020. As such, Mr. Ringo’s compensation for 2020, including the compensation that Mr. Ringo received for his service on our Board in 2020, is set forth in the Summary Compensation Table above and is not set forth in the table below. Mr. Ringo did not receive any compensation for his service on our Board for the period from September 19, 2019 through May 31, 2020 during which he served as our interim Chief Executive Officer and as a non-executive employee.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2)(3) ($)	Total ($)
Franklin M. Berger, CFA	$53,750	$49,968	$103,718
Kapil Dhingra, M.B.B.S.	$63,750	$49,968	$113,718
Peder K. Jensen, M.D.	$80,000	$49,968	$129,968
Lori Lyons-Williams	$55,000	$49,968	$104,968
Garry Nicholson	$73,750	$49,968	$123,718
Carol Schafer	$62,500	$49,968	$112,468

(1)

Amounts reflect the grant date fair value of equity awards determined in accordance with ASC 718. For information regarding assumptions underlying the value of equity awards, see Note 2 to our financial statements and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates – Stock-Based Compensation” included in this Annual Report. These amounts do not correspond to the actual value that the directors will recognize.

(2)

On May 14, 2020, our Board granted an option to purchase 20,000 shares of our common stock to each of our non-employee directors. The shares underlying these options will vest in their entirety on May 14, 2021, subject in each case to the applicable director’s continued service to the company through such date.

(3)

The following table provides the total number of option shares outstanding for each director, except Mr. Civik and Mr. Ringo, as of December 31, 2020. For information regarding Mr. Civik’s and Mr. Ringo’s stock awards and option shares outstanding as of December 31, 2020, see the table above titled “Outstanding Equity Awards at Fiscal Year-End.”

Options Outstanding
Name	(#)
Franklin M. Berger, CFA	77,500
Kapil Dhingra, M.B.B.S.	90,000
Peder K. Jensen, M.D.	90,000
Lori Lyons-Williams	45,000
Garry Nicholson	60,000
Carol Schafer	46,250

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders:
2010 Equity Incentive Plan(2)	134,772		7.07	—
2013 Omnibus Incentive Plan	4,833,844	(3)	13.51	2,657,782
2013 Employee Stock Purchase Plan	—		—	1,227,894
Equity compensation plans not approved by stockholders	—		—	—
Total	4,968,616		13.30	3,885,676

(1)

Shares of restricted common stock are not included for the purpose of determining the weighted-average exercise price set forth in this column (b) because no cash consideration is required to receive these shares upon vesting.

(2)

The 2010 Equity Incentive Plan was terminated in 2013, and any shares remaining available for future grants and option forfeitures under such plan has been allocated to the 2013 Omnibus Incentive Plan.

(3)	This value consists of 4,064,555 shares of common stock subject to outstanding options and 769,289 shares of restricted common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 8, 2021 by (i) each named executive officer, (ii) each director, (iii) all directors and executive officers as a group and (iv) each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our outstanding common stock. Other than as set forth in this table, we are not aware of any person or group that holds greater than 5% of our outstanding common stock.

Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer and stockholder who holds more than 5% of our outstanding common stock, and Schedules 13G or 13D filed with the SEC. Beneficial ownership of securities is determined according to the rules of the SEC and generally means, with respect to a security, that a person or entity possesses sole or shared voting or investment power of such security, including options and warrants that are currently exercisable or will be exercisable within 60 days of March 8, 2021. Options to purchase shares of our common stock that are exercisable within 60 days of March 8, 2021 are deemed to be beneficially owned by the person holding these options for the purpose of computing percentage ownership of that person, but they are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Except as indicated in the footnotes below, each of the beneficial owners named in the table below has, to our knowledge, sole voting and investment power with respect to all shares of common stock listed as beneficially owned by such beneficial owner, except for shares owned jointly with that person’s spouse.

We have based our calculations of beneficial ownership on 46,572,904 shares of our common stock outstanding as of March 8, 2021.

Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Five Prime Therapeutics, Inc., 111 Oyster Point Boulevard, South San Francisco, California 94080.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class (Common Stock)
5% Stockholders:
Entities and persons affiliated with Biotechnology Value Fund, L.P.(1)	6,338,678	13.6%
Entities and persons affiliated with RA Capital Management, L.P.(2)	4,285,161	9.2%
Entities affiliated with Rock Springs Capital Management LP(3)	3,041,559	6.5%
Entities affiliated with BlackRock, Inc.(4)	2,959,031	6.4%
Entities and persons affiliated with RTW Investments, LP(5)	2,515,788	5.4%
Entities and persons affiliated with Magnetar Financial LLC(6)	2,443,768	5.2%
Named Executive Officers and Directors:
Thomas Civik(7)	198,859	*
Helen Collins, M.D.(8)	300,964	*
Francis W. Sarena(9)	512,656	1.1%
William R. Ringo(10)	424,452	*
Franklin M. Berger, CFA(11)	62,500	*
Kapil Dhingra, M.B.B.S.(12)	70,000	*
Peder K. Jensen, M.D.(12)	70,000	*
Lori Lyons-Williams(12)	8,333	*
Garry Nicholson(12)	40,000	*
Carol Schafer(12)	9,583	*
All executive officers and directors as a group (11 persons)	1,934,564	4.0%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)

Consists of (i) 3,372,098 shares of common stock beneficially owned by Biotechnology Value Fund, L.P., or BVF1; (ii) 2,484,643 shares of common stock beneficially owned by Biotechnology Value Fund II, L.P., or BVF2; and (ii) 405,344 shares of common stock beneficially owned by Biotechnology Value Trading Fund OS LP, or Trading Fund. BVF I GP LLC, or BVF1 GP, as the general partner of BVF1, may be deemed to beneficially own the 3,372,098 shares beneficially owned by BVF1. BVF II GP LLC, or BVF2 GP, as the general partner of BVF2, may be deemed to beneficially own the 2,484,643 shares beneficially owned by BVF2. BVF Partners OS Ltd., or Partners OS, as the general partner of Trading Fund, may be deemed to beneficially own the 405,344 shares beneficially owned by Trading Fund. BVF GP Holdings LLC, or BVF GPH, as the sole member of each of BVF1 GP and BVF2 GP, may be deemed to beneficially own the 5,856,741 shares beneficially owned in the aggregate by BVF1 and BVF2. BVF Partners L.P., or Partners, as the investment manager of BVF1, BVF2 and Trading Fund, and the sole member of Partners OS, may be deemed to beneficially own the 6,338,678 shares beneficially owned in the aggregate by BVF1, BVF2, Trading Fund and a certain Partners managed account, or the Partners Managed Account, including 76,593 shares held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 6,338,678 shares beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 6,338,678 shares beneficially owned by BVF Inc. The address of each of BVF1, BVF1 GP, BVF2, BVF2 GP, BVF GPH, Partners, BVF Inc. and Mr. Lampert is 44 Montgomery Street, 40th Floor, San Francisco, California 94104, and the address of each of Trading Fund and Partners OS is P.O. Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands. The foregoing information is based on our review of Amendment No. 1 to Schedule 13G filed with the SEC on March 8, 2021 regarding their beneficial ownership of our common stock as of March 8, 2021.

(2)

Consists of (i) 4,285,161 shares of common stock beneficially owned by each of RA Capital Management, L.P., or RA Capital, Peter Kolchinsky, and Rajeev Shah, and (ii) 3,951,413 shares of common stock beneficially owned by RA Capital Healthcare Fund, L.P., or the Fund. A separately managed account, or the Account, holds 333,748 shares of common stock. RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The address of each of RA Capital, the Fund, Dr. Kolchinsky and Mr. Shah is c/o RA Capital Management, L.P., 200 Berkeley Street, 18th Floor, Boston, Massachusetts 02116. The foregoing information is based on our review of Schedule 13G filed with the SEC on February 16, 2021 regarding their beneficial ownership of our common stock as of December 31, 2020.

(3)

Consists of (i) 3,041,559 shares of common stock beneficially owned by each of Rock Springs Capital Management LP, or RSCM, and Rock Springs Capital LLC, or RSC, and (ii) 2,930,000 shares of common stock beneficially owned by Rock Springs Capital Master Fund LP, or Master Fund. The foregoing consists of 2,930,000 shares directly held by Master Fund and 111,559 shares Four Pines Master Fund LP, or Four Pines, and 3,041,559 shares indirectly held by each of RSCM and RSC. The address of RSCM and RSC is 650 South Exeter, Suite 1070, Baltimore, Maryland 21202, and the address of Master Fund is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY1-9008, Cayman Islands. The foregoing information is based on our review of Schedule 13G filed with the SEC on March 1, 2021 regarding their beneficial ownership of our common stock as of February 18, 2021.

(4)

Consists of 2,959,031 shares of common stock held by clients of one or more of the following investment advisors directly or indirectly owned by BlackRock, Inc.: BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Fund Advisors; BlackRock Asset Management Ireland Limited; BlackRock Institutional Trust Company, National Association; BlackRock Financial Management, Inc.; and BlackRock Investment Management, LLC, or collectively, the BlackRock Entities. BlackRock, Inc. has sole voting power over 2,927,247 shares of common stock and sole dispositive power over 2,959,031 shares of common stock. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055. The foregoing information is based on our review of Schedule 13G filed with the SEC on February 2, 2021 regarding beneficial ownership of our common stock as of December 31, 2020.

(5)

Consists of 2,515,788 shares of common stock beneficially owned by each of RTW Investments, LP, or RTW, and Roderick Wong. The shares of common stock beneficially owned by RTW and Mr. Wong are held by one or more private funds, or the Funds, managed by RTW. RTW, in its capacity as the investment manager of the Funds, has the power to vote and the power to direct the disposition of all such shares held by the Funds. Mr. Wong is the Managing Partner of RTW. The address of each of RTW and Mr. Wong is c/o RTW Investments, LP, 40 10th Avenue, Floor 7, New York, New York 10014. The foregoing information is based on our review of Schedule 13G filed with the SEC on February 16, 2021 regarding their beneficial ownership of our common stock as of December 31, 2020.

(6)

Consists of 2,443,768 shares of common stock beneficially owned by each of Magnetar Financial LLC, or Magnetar Financial, Magnetar Capital Partners LP, or Magnetar Capital, Supernova Management LLC, or Supernova, and Alec N. Litowitz. These shares are held for a number of funds to which Magnetar Financial serves as the investment adviser. As such, Magnetar Financial exercises voting and investment power over the shares held for the accounts of each of the funds. Magnetar Capital serves as the sole member and parent holding company of Magnetar Financial. Supernova is the general partner of Magnetar Capital. The manager of Supernova is Mr. Litowitz. The address of each of Magnetar Financial, Magnetar Capital, Supernova and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. The foregoing information is based on our review of Schedule 13D filed with the SEC on March 15, 2021 regarding their beneficial ownership of our common stock as of March 12, 2021.

(7)	Consists of (a) 78,859 shares of common stock and (b) 120,000 shares of common stock issuable upon the exercise of stock options within 60 days of March 8, 2021.
(8)	Consists of (a) 77,632 shares of common stock and (b) 223,332 shares of common stock issuable upon the exercise of stock options within 60 days of March 8, 2021.
(9)	Consists of (a) 123,433 shares of common stock and (b) 389,223 shares of common stock issuable upon the exercise of stock options within 60 days of March 8, 2021.
(10)	Consists of (a) 10,000 shares of common stock and (b) 414,452 shares of common stock issuable upon the exercise of stock options within 60 days of March 8, 2021.
(11)	Consists of (a) 5,000 shares of common stock and (b) 57,500 shares of common stock issuable upon the exercise of stock options within 60 days of March 8, 2021.
(12)	Consists solely of shares of common stock issuable upon the exercise of stock options within 60 days of March 8, 2021.

Changes in Control

On March 4, 2021, we entered into an Agreement and Plan of Merger, or the merger agreement, with Amgen Inc., or Amgen, and Franklin Acquisition Sub, Inc., or the purchaser, pursuant to which, and upon the terms and subject to the conditions thereof, Amgen agreed to cause the purchaser to commence a cash tender offer to purchase all outstanding shares of our common stock, par value $0.001 per share at a price of $38.00 per share in cash, minus any applicable withholding taxes and without interest. Following the completion of the tender offer, the purchaser will merge with us, with us continuing as the surviving corporation and a wholly owned subsidiary of Amgen. At the effective time of the merger, each share (other than shares validly tendered and irrevocably accepted for purchase pursuant to the offer, excluded shares and dissenting shares (each as defined in the merger agreement)) will be converted into the right to receive an amount in cash equal to the offer price, without interest, minus any required withholding of taxes. The transaction is expected to close by the end of the second quarter and is subject to customary closing conditions, including the tender of at least a majority of the outstanding shares of our common stock and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. For additional information regarding the merger agreement, please see Note 15, Subsequent Event, to the financial statements in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Policies and Procedures Regarding Transactions with Related Persons

We have adopted a policy in which either (i) our audit committee (or any other committee of our Board consisting of independent directors) or (ii) the full Board reviews and approves all proposed related-person transactions. This review covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which (x) we were or are to be a participant; (y) the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end of the last two completed fiscal years; and (z) a related person had or will have a direct or indirect material interest, including purchases of goods or services by or from a related person or entities in which the related person has a material interest, and indebtedness, guarantees of indebtedness and employment by us of a related person. A “related person” is any person who is or was one of our executive officers, directors or director nominees or is a holder of more than 5% of our common stock, or an immediate family member of or any entity owned or controlled by any of the foregoing persons.

Certain Related-Person Transactions

Since January 1, 2019, other than as described below, there have been no transactions or series of similar transactions to which we were a party or will be a party, and which qualified as a related person transaction. All of the transactions described below were reviewed and approved by either our audit committee or our Board.

Consulting Agreement with Lewis T. Williams

On March 15, 2019, we entered into a consulting agreement, effective April 1, 2019, with Lewis T. Williams, Ph.D., who was then a member of our Board, pursuant to which Dr. Williams provides consulting services to us from time to time, for a term ending on May 31, 2022. Pursuant to the consulting agreement, in consideration of Dr. Williams’s provision of such services, we agreed to pay Dr. Williams (i) a monthly retainer of $10,000 for up to 20 hours of services he provides each month and (ii) at a rate of $500 per hour for each additional hour of services he provides each month. We have paid to Dr. Williams an aggregate of $90,000, $120,000 and $20,000 in fees for services performed in 2019, 2020 and 2021, respectively, pursuant to our consulting agreement with Dr. Williams.

In addition, Dr. Williams elected to continue under COBRA health and dental insurance coverage provided through the company in connection with his former employment with the company, and pursuant to the consulting agreement, we agreed to pay for the monthly cost of such coverage until September 30, 2020, or such earlier date as Dr. Williams became eligible for group health insurance coverage through a new employer. We paid an aggregate of $15,371 for such coverage during 2019. We did not pay any amounts for such coverage during 2020.

Dr. Williams resigned as an employee of the company effective March 15, 2019, and resigned from our Board effective December 31, 2019.

Agreements with Walking Fish Therapeutics, Inc.

On June 24, 2019, we entered into a Transfer and Payment Agreement and Assignment and Novation Agreement with Walking Fish Therapeutics, Inc., or WFT, pursuant to which we transferred and assigned certain agreements to WFT in exchange for certain consideration from WFT. At the time we entered into these agreements, Dr. Williams served as a member of our Board and served as Chairman and Chief Executive Officer of WFT.

Pursuant to the Transfer and Payment Agreement, WFT agreed, upon the closing of a certain financing transaction or series of transactions, to issue to us a number of shares of preferred stock of WFT equal to the quotient of (x) $205,000 divided by (y) the price per share of preferred stock of WFT, such quotient rounded to the nearest whole share. WFT also agreed to pay to us royalties of 1% on net sales of products covered by certain patents related to the agreements assigned to WFT pursuant to the Assignment and Novation Agreement.

Other Transactions

We entered into various employment-related agreements and compensatory arrangements with our directors and executive officers that, among other things, provide for compensatory and certain severance and change in control benefits. For additional information, see the discussion of these agreements and arrangements in Item 10. Executive Compensation above.

We entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements and our certificate of incorporation and bylaws provide for indemnification of each of our directors and executive officers to the fullest extent permitted by Delaware law.

Board of Directors Independence

Our Board undertook a review of the composition of our Board and its committees and the independence of each director that has served on our Board since 2020. In reviewing the independence of our directors, our Board considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family and other relationships, including those relationships described under the section of this Annual Report titled “Transactions with Related Persons,” our Board affirmatively determined that all of our current directors, with the exception of Mr. Civik, satisfy general independence requirements under the Nasdaq Listing Rules. Our Board determined that Mr. Ringo satisfied the general independence requirements under the Nasdaq Listing Rules during 2019 until his appointment as interim Chief Executive Officer on September 19, 2019, and again after Mr. Ringo completed his service as our interim Chief Executive Officer and a non-executive employee of the company on May 31, 2020. In making these determinations, our Board found that none of our current directors, other than Mr. Civik, had a material or other disqualifying relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each director, other than Mr. Civik, is “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Our Board determined that Mr. Civik, our President and Chief Executive Officer, is not an independent director by virtue of his employment with the company. Our Board also determined that Mr. Ringo was not an independent director during the period in which he served as our interim Chief Executive Officer and as a non-executive employee by virtue of his employment by the company during that period. However, our Board determined that Mr. Ringo resumed his status as an independent director following completion of such service because he served in such roles on an interim basis for less than one year, and his former employment and compensation received would not interfere with his exercise of independent judgment in carrying out his responsibilities as a member of our Board. Our Board also determined that each current and former member of our audit, compensation and nominating and corporate governance committees satisfied the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable, during the periods in which they served on such committees.

Item 14. Principal Accountant Fees and Services.

Pre-Approval Policies and Procedures

Our audit committee pre-approves the fees and other compensation we pay to Ernst & Young LLP for audit services and non-audit services, which may include audit-related services, tax services and other services.

Our audit committee may delegate to one or more designated members of our audit committee the authority to grant required pre-approvals. The decisions of any member to whom authority is delegated to pre-approve services of Ernst & Young LLP shall be presented to our full audit committee at its next scheduled meeting.

Independent Registered Public Accounting Firm Fees and Services

During the fiscal years ended December 31, 2020 and 2019, we retained Ernst & Young LLP to provide audit and other services. The following table represents aggregate fees billed or to be billed to us by Ernst & Young LLP for services performed for the fiscal years ended December 31, 2020 and 2019. All fees billed to us by Ernst & Young LLP for services performed for the fiscal years ended December 31, 2020 and 2019 were approved by our audit committee or a designated member of our audit committee in accordance with the pre-approval policies and procedures described above and applicable SEC rules and regulations.

Fees	2020	2019
Audit Fees(1)	$1,731,650	$1,292,900
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees(3)	$1,395	$2,000
Total	$1,733,045	$1,294,900

(1)

This category consisted of fees for professional services rendered for the audit of our annual financial statements, audit of the effectiveness of our internal control over financial reporting, review of interim financial statements, assistance with registration statements filed with the SEC and other services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements, including accounting consultations and research related to Ernst & Young LLP’s integrated audit.

(2)	This category would consist of fees for the preparation and filing our tax returns and related general tax advice.
(3)	This category consisted of fees related to accessing Ernst & Young LLP’s online research database.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The financial statements schedules and exhibits filed as part of this Annual Report are as follows:

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required to be filed as part of this Annual Report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

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

4.2

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.2 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2020).

10.1+	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).
10.2+

Form of Option Agreement under 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.3+	2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the company’s Registration Statement on Form S-8 (File No. 333-191700), filed with the SEC on October 11, 2013).
10.4+

Amendment No. 1 to the 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2017).

10.5+

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

10.7+

Form of Restricted Stock Agreement under 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the company’s Registration Statement on Form S-1 (File No. 333-193491), filed with the SEC on January 22, 2014).

Exhibit No.	Description
10.8+	2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.11 to the company’s Registration Statement on Form S-8 (File No. 333-191700), filed with the SEC on October 11, 2013).
10.9+

Offer Letter Agreement by and between the company and Francis Sarena, dated as of December 2, 2010 (incorporated herein by reference to Exhibit 10.10 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).

10.10+

Offer Letter Agreement by and between the company and David V. Smith, dated as of October 24, 2018 (incorporated herein by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 26, 2019).

10.11+

Offer Letter Agreement by and between the company and Helen Collins, dated as of May 12, 2016 (incorporated herein by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.12+

Offer Letter Agreement by and between the company and Thomas Civik, dated as of April 6, 2020 (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on August 6, 2020).

10.13+

Offer Letter Agreement by and between the company and William R. Ringo, dated as of October 4, 2019 (incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2019).

10.14+

Amendment to Offer Letter Agreement by and between the company and William R. Ringo, dated as of October 8, 2019 (incorporated herein by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2019).

10.15+

Amendment to Offer Letter Agreement by and between the company and William R. Ringo, dated as of December 20, 2019 (incorporated herein by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2020).

10.16+

Letter Agreement by and between the company and William R. Ringo, dated as of March 6, 2020 (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on May 7, 2020).

10.17+

Amendment to Offer Letter Agreement by and between the company and William R. Ringo, dated as of April 16, 2020 (incorporated herein by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on August 6, 2020).

10.18+

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

10.20+

Letter Agreement by and between the company and Francis Sarena, dated as of December 12, 2019 (incorporated herein by reference to Exhibit 10.21 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2020).

10.21+

Executive Severance Benefits Agreement by and between the company and David V. Smith, dated as of November 26, 2018 (incorporated herein by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 26, 2019).

10.22+

Letter Agreement by and between the company and David V. Smith, dated as of December 12, 2019 (incorporated herein by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2020).

Exhibit No.	Description
10.23+

Executive Severance Benefits Agreement by and between the company and Helen Collins, dated as of March 20, 2017 (incorporated herein by reference to Exhibit 10.30 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.24+

Letter Agreement by and between the company and Helen Collins, dated as of December 12, 2019 (incorporated herein by reference to Exhibit 10.28 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2020).

10.25+	Form of Retention Award Agreement (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 001-36070), filed with the SEC on May 4, 2015).
10.26+	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 24, 2017).
10.27+

Annual Bonus Plan, effective January 1, 2018 (incorporated herein by reference to Exhibit 10.34 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.28+

Executive Severance Benefit Plan and Summary Plan Description, effective November 20, 2019 (incorporated herein by reference to Exhibit 10.33 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2020).

10.29+

Non-Employee Director Compensation Policy, effective November 21, 2019 (incorporated herein by reference to Exhibit 10.34 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2020).

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

10.32

Sublease by and between the company and Sutro Biopharma, Inc., dated as of September 3, 2020 (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 3, 2020).

10.33†

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

10.35†

Amendment No. 2 to Exclusive License Agreement by and between the company and Galaxy Biotech, LLC, dated as of May 30, 2017 (incorporated herein by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 27, 2018).

10.36†

Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of February 6, 2012 (incorporated herein by reference to Exhibit 10.30 to the company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on August 16, 2013).

Exhibit No.	Description
10.37†

Amendment No. 1 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of June 6, 2013 (incorporated herein by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 26, 2019).

10.38†

Amendment No. 2 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of April 27, 2018 (incorporated herein by reference to Exhibit 10.43 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 26, 2019).

10.39††

Amendment No. 3 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of July 17, 2019 (incorporated herein by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2019).

10.40††

Amendment No. 4 to the Non-Exclusive License Agreement by and among the company, BioWa, Inc. and Lonza Sales AG, dated as of August 22, 2019 (incorporated herein by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q (File No. 001-36070), filed with the SEC on November 6, 2019).

10.41†

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

10.44†

Amendment No. 1 to the License and Collaboration Agreement by and between the company and Zai Lab (Shanghai) Co., Ltd., dated as of December 21, 2018 (incorporated herein by reference to Exhibit 10.48 to the company’s Annual Report on Form 10-K (File No. 001-36070), filed with the SEC on February 26, 2019).

21.1	Subsidiaries of the company (incorporated herein by reference to Exhibit 21.1 to the company’s Registration Statement on Form S-1 (File No. 333-190194), filed with the SEC on July 26, 2013).
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Five Prime Therapeutics, Inc.
(Registrant)

Date: March 22, 2021	/s/ Thomas Civik
Thomas Civik President and Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2021	/s/ David V. Smith
David V. Smith Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Thomas Civik and Francis W. Sarena, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Civik	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2021
Thomas Civik

/s/ David V. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2021
David V. Smith

/s/ William R. Ringo	Chairman of the Board	March 22, 2021
William R. Ringo

/s/ Franklin M. Berger	Director	March 22, 2021
Franklin M. Berger

/s/ Kapil Dhingra, M.B.B.S.	Director	March 22, 2021
Kapil Dhingra, M.B.B.S.
/s/ Peder Jensen, M.D.	Director	March 22, 2021
Peder Jensen, M.D.
/s/ Garry Nicholson	Director	March 22, 2021
Garry Nicholson

/s/ Carol Schafer	Director	March 22, 2021
Carol Schafer

/s/ Lori Lyons-Williams	Director	March 22, 2021
Lori Lyons-Williams

Five Prime Therapeutics, Inc.

Financial Statements

Years ended December 31, 2020, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Five Prime Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Five Prime Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 22, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Completeness and accuracy of research and development expenses and accruals
Description of the Matter

As discussed in Note 2 of the Company’s financial statements, the Company records research and development expenses through a process that includes estimating preclinical study and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and contract research organizations, or CROs. The Company monitors patient enrollment levels and related activity reported by the CROs to estimate and accrue for expenses in accordance with the related agreements. During 2020, the Company incurred $65.4 million for research and development expenses and as of December 31, 2020, the Company accrued $6.5 million for clinical development expenses incurred.

Auditing the research and development expenses and accruals was challenging due to the judgment involved in estimating costs incurred for the service or goods received for which the Company has not yet been invoiced or has not received information on the actual costs incurred. The Company uses judgment to estimate the level of effort expended in each period based on information available to its internal clinical personnel and external service providers (including reporting from external service providers), such as the estimated number of sites and patient visits for each material clinical trial. Additionally, due to the duration of the clinical trials, as well as the timing of invoices received from third parties, actual amounts incurred are not typically known as of the audit report date.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over determining the completeness and valuation of accrued research and development expenses.

To evaluate the accrual for research and development expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used to estimate the recorded accruals and prepayments. To test the data, we inquired about the progress of research and development activities with the Company’s research and development personnel that oversee the research and development projects, obtained confirmations directly from CROs, inspected a sample of the Company’s contracts with third parties and any pending change orders to assess the effect on the amounts recorded, and reviewed certain information received by the Company directly from certain third parties, which indicated the third parties’ estimate of costs incurred to date. We also performed analytics over fluctuations in accruals by vendor throughout the period subject to audit and tested whether invoices received from such third parties after the balance sheet date were properly included or excluded from the clinical trial accruals.

Impairment of right-of-use assets and long-lived assets
Description of the Matter

As discussed in Note 5 of the Company’s financial statements, the Company entered into a sublease agreement to sublet its office and laboratory space with the initial premises, including three of the four floors, and, later, the fourth floor, or expansion premises. Due to the change in planned use of the property, the Company assessed there was an indicator of impairment, and that the operating lease right-of-use asset, related leasehold improvements, and furniture and fixtures were not recoverable. The Company applied judgment when identifying the separate asset groups for which to test recoverability. The Company considered the expected lease timing of each asset group over time and the nature of how these assets are being utilized. The Company determined that one of the asset groups was impaired. As a result, the Company recognized $13.8 million of impairment loss.

Auditing management’s impairment analysis and its test for recoverability was challenging and subjective due to the judgment applied by management in determining the appropriate asset grouping based on the Company’s specific facts and circumstances.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to determine the asset groups. This included evaluating controls over management’s review of the asset grouping assessment and considerations.

To test the Company’s asset groups determination, we performed audit procedures that included, among others, evaluating management’s judgment in determining the asset groups, including the lowest level of identifiable cashflows and use of the facility. We evaluated the reasonableness and consistency of the factors considered by management and compared such factors to the terms in the lease agreement and through inquiries with management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

San Francisco, California

March 22, 2021

Five Prime Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$69,422	$55,800
Marketable securities	217,837	100,580
Receivables from collaborative partners	85	4,097
Prepaid and other current assets	5,064	6,243
Total current assets	292,408	166,720
Restricted cash	1,543	1,543
Property and equipment, net	11,209	22,534
Operating lease, right-of-use assets	21,276	30,934
Other long-term assets	5,214	2,411
Total assets	$331,650	$224,142

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$473	$1,184
Accrued personnel-related expenses	5,201	6,805
Other accrued liabilities	11,385	9,659
Operating lease obligations, current portion	5,125	4,080
Deferred revenue, current portion	—	1,296
Total current liabilities	22,184	23,024
Deferred revenue, long-term portion	2,057	5,113
Operating lease obligations, long-term portion	42,309	45,532
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized;
46,617,735 issued and 45,848,446 outstanding at December 31, 2020;
36,280,368 issued and 35,219,791 outstanding at December 31, 2019.	45	35
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	781,291	582,243
Accumulated other comprehensive (loss) income	(25)	78
Accumulated deficit	(516,211)	(431,883)
Total stockholders’ equity	265,100	150,473
Total liabilities and stockholders’ equity	$331,650	$224,142

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Collaboration revenue	$8,178	$14,874	$49,868
License revenue	5,000	—	—
Total revenue	13,178	14,874	49,868
Operating expenses:
Research and development	65,491	114,063	156,352
General and administrative	40,557	42,749	39,671
Total operating expenses	106,048	156,812	196,023
Loss from operations	(92,870)	(141,938)	(146,155)
Other income, net	1,912	4,736	5,708
Loss before income tax	(90,958)	(137,202)	(140,447)
Income tax benefit	6,630	—	—
Net loss	$(84,328)	$(137,202)	$(140,447)
Basic and diluted net loss per share	$(2.29)	$(3.92)	$(4.13)
Weighted-average shares used to compute
basic and diluted net loss per share	36,834	34,970	33,976
Comprehensive loss:
Net loss	$(84,328)	$(137,202)	$(140,447)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities, net of tax	(103)	184	370
Comprehensive loss	$(84,431)	$(137,018)	$(140,077)

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2017	28,178,639	$28	$421,257	$(476)	$(155,607)	$265,202
Issuance of common stock upon follow-on public offering	5,897,435	6	114,994	—	—	115,000
Issuance costs related to follow-on public offering	—	—	(7,388)	—	—	(7,388)
Issuance of common stock under equity incentive plans	821,456	—	3,963	—	—	3,963
Repurchase of shares to satisfy tax withholding obligations	(151,809)	—	(2,402)	—	—	(2,402)
Effect of adoption of Topic 606	—	—	—	—	1,373	1,373
Stock-based compensation expense	—	—	29,468	—	—	29,468
Other comprehensive gain	—	—	—	370	—	370
Net loss	—	—	—	—	(140,447)	(140,447)
Balances at December 31, 2018	34,745,721	34	559,892	(106)	(294,681)	265,139
Issuance of common stock under equity incentive plans	712,500	1	1,135	—	—	1,136
Repurchase of shares to satisfy tax withholding obligations	(238,430)	—	(1,599)	—	—	(1,599)
Stock-based compensation expense	—	—	22,815	—	—	22,815
Other comprehensive gain	—	—	—	184	—	184
Net loss	—	—	—	—	(137,202)	(137,202)
Balances at December 31, 2019	35,219,791	35	582,243	78	(431,883)	150,473
Issuance of common stock upon follow-on public offering	8,280,000	8	163,439	—	—	163,447
Issuance costs related to follow-on public offering	—	—	(267)	—	—	(267)
Issuance of common stock under at-the-market offerings	1,394,933	1	7,365	—	—	7,366
Issuance costs related to at-the-market offerings	—	—	(230)	—	—	(230)
Issuance of common stock under equity incentive plans	1,222,928	1	4,179	—	—	4,180
Repurchase of shares to satisfy tax withholding obligations	(269,206)	—	(2,352)	—	—	(2,352)
Disgorgement of stockholder's short-swing profits	—	—	16,727	—	—	16,727
Stock-based compensation expense	—	—	10,187	—	—	10,187
Other comprehensive loss	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	(84,328)	(84,328)
Balances at December 31, 2020	45,848,446	$45	$781,291	$(25)	$(516,211)	$265,100

The accompanying notes are an integral part of these financial statements.

Five Prime Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(84,328)	$(137,202)	$(140,447)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,196	5,313	5,020
Impairment of fixed assets	5,036	1,959	—
Amortization of right-of-use assets	2,705	2,351	—
Impairment of right-of-use assets	8,792	—	—
Write-off of right-of-use assets	394	—	—
Stock-based compensation expense	10,187	22,815	29,468
Amortization of discounts and premiums on marketable securities	(50)	(2,163)	(1,750)
(Gain) loss on disposal of property and equipment	(3,617)	—	38
Changes in operating assets and liabilities:
Receivables from collaborative partners	4,012	999	8,037
Prepaid, other current assets, and other long-term assets	(1,695)	6,800	(10,120)
Accounts payable	(685)	(72)	(265)
Accrued personnel-related expenses	(1,604)	(578)	227
Deferred revenue	(4,352)	(5,484)	(9,670)
Deferred rent	—	—	802
Other accrued liabilities, and other long-term liabilities	1,695	(5,699)	(3,854)
Operating lease liabilities	(4,340)	(2,905)	—
Net cash used in operating activities	(64,654)	(113,866)	(122,514)
Investing activities
Purchases of marketable securities	(286,326)	(193,063)	(377,365)
Maturities of marketable securities	169,016	321,015	386,200
Proceeds from sales of property and equipment	6,737	—	—
Purchases of property and equipment	(56)	(1,776)	(11,331)
Net cash (used in) provided by investing activities	(110,629)	126,176	(2,496)
Financing activities
Proceeds from follow-on public offering of common stock, net of issuance costs	163,214	—	107,612
Proceeds from at-the-market offerings of common stock, net of issuance costs	7,136	—	—
Proceeds from issuance of common stock under equity incentive plans	4,180	1,136	3,963
Repurchase of shares to satisfy tax withholding obligations	(2,352)	(1,599)	(2,402)
Proceeds from disgorgement of stockholder's short-swing profits	16,727	—	—
Net cash provided by (used in) financing activities	188,905	(463)	109,173
Net increase (decrease) in cash and cash equivalents and restricted cash	13,622	11,847	(15,837)
Cash, cash equivalents and restricted cash at beginning of period	57,343	45,496	61,333
Cash, cash equivalents and restricted cash at end of period	$70,965	$57,343	$45,496

Supplemental information
Property and equipment purchases included in accrued liabilities	$—	$29	$716
Lease liability arising from obtaining right-of-use asset	$2,162	$—	$—
Public offering issuance costs included in accrued liabilities	$34	$—	$—

Cash and cash equivalents at beginning of period	$55,800	$43,953	$59,790
Restricted cash at beginning of period	1,543	1,543	1,543
Cash, cash equivalents and restricted cash at beginning of period	$57,343	$45,496	$61,333

Cash and cash equivalents at end of period	$69,422	$55,800	$43,953
Restricted cash at end of period	1,543	1,543	1,543
Cash, cash equivalents and restricted cash at end of period	$70,965	$57,343	$45,496

The accompanying notes are an integral part of these financial statements.

FIVE PRIME THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2020

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes as of the date of the financial statements. The most significant estimates in the Company’s financial statements include the recognition of revenue, completeness of clinical trial accruals, stock-based compensation, income taxes and impairment of long-lived assets. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are recorded at face value, or cost, which approximates fair value.

Restricted Cash

Restricted cash consists of a certificate of deposit held by our bank as collateral for a standby letter of credit in the same notional amount by our landlord to secure our obligations under our corporate office and laboratory facility lease entered into in December 2016. The certificate of deposit has a term of one month. We are required to maintain this restricted cash balance, the amount of which is subject to reduction starting on January 1, 2023, if certain conditions are met, for the duration of this lease. See Note 5 for further discussion of our lease.

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at fair value, based upon quoted market prices. We consider our available-for-sale portfolio as available for use in current operations. Accordingly, we classify certain investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income or loss and reported as a separate component of stockholders’ equity or deficit until realized. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. We adjust the amortized cost of securities for amortization of premiums and accretion of discounts to maturity. We include interest on short-term investments in interest income, which is part of other income, net. In accordance with our investment policy, management invests to diversify credit risk and only invests in debt securities with high credit quality, including U.S. government securities.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, we classify assets as Level 3 within the valuation hierarchy. We had a non-recurring Level 3 fair value measurement as of December 31, 2020 related to our operating lease right-of-use asset and related leasehold improvements and furniture and fixtures as part of an impairment review in connection with our entry into a sublease agreement, or the facility sublease, with Sutro Biopharma, Inc., or Sutro, pursuant to which we sublet to Sutro office and laboratory space at our current facilities. See Note 5 for additional information regarding the facility sublease and asset group.

The following tables summarize our financial instruments that were measured at fair value on a recurring basis by level of input within the fair value hierarchy defined above (in thousands):

	December 31, 2020
		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Money market funds	$21,250	$21,250	$—	$—
U.S. Treasury securities	157,621	157,621	—	—
Agency bonds	14,991	14,991	—	—
Commercial paper	53,222	—	53,222	—
Certificate of deposit	1,543	—	1,543	—
Total	$248,627	$193,862	$54,765	$—

	December 31, 2019
		Basis of Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Money market funds	$21,706	$21,706	$—	$—
U.S. Treasury securities	35,498	35,498	—	—
Agency bonds	48,834	48,834	—	—
Corporate bonds	1,800	—	1,800	—
Commercial paper	19,195	—	19,195	—
Certificate of deposit	1,543	—	1,543	—
Total	$128,576	$106,038	$22,538	$—

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If an asset is impaired, the impairment to be recognized equals the amount by which the carrying value exceeds the asset’s fair value. The primary measure of fair value is discounted cash flows, which includes significant estimates primarily related to the discount rate and projected cash flows. The discount rate considers the relevant risk associated with asset-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows.

In connection with the corporate restructurings that we undertook in 2019:

•

We entered the facility sublease with Sutro in September 2020 in order to reduce our corporate facilities footprint. Accordingly, we evaluated our operating lease right-of-use asset and related leasehold improvements and furniture and fixtures and determined that the carrying value of this asset group was no longer recoverable. We calculated the fair value of this asset group using discounted cash flows, which have significant unobservable inputs related to discount rate (7%) and projected cash flows. We elected to exclude the operating lease obligation from the asset group when testing whether the carrying amount of the asset group was recoverable. As a result, we classified the fair value of this asset group within Level 3 of the fair value hierarchy. See Note 5 for additional information regarding the facility sublease and this asset group.

•	We evaluated our laboratory equipment and determined that the carrying value was no longer recoverable. See Note 14 for additional information regarding the laboratory equipment.

Leases

Effective January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standard Update, or ASU, No. 2016-02, Leases (Topic 842), or Topic 842. We record a liability to make lease payments and a right-of-use asset for our right to use the underlying assets for the applicable lease terms on our balance sheet.

We elected the “package of practical expedients,” which permitted us to not reassess our prior conclusion about lease identification, lease classification, and initial direct costs. We also elected (i) to account for each separate lease component and the associated non-lease components as a single lease component for our facility leases and sublease and (ii) the accounting policy of not recording on the balance sheet short-term leases with a lease term at the commencement date of twelve months or less.

We determine if an arrangement is a lease at inception date. All our leases are classified as operating leases. Operating lease liabilities and the corresponding right-of-use assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. When available, we use the rate implicit in the lease to discount lease payments to present value. However, our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. We include options to extend the lease in our lease liability and right-of-use asset when it is reasonably certain that we will exercise the option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We recognize operating lease cost as a single lease cost on a straight-line basis. However, once a right-of-use asset is impaired, lease cost for the arrangement that generated that right-of-use asset is no longer recognized on a straight-line basis due to variability in the interest amortization. Variable lease payments primarily include building operating expenses as charged to us by our landlords and are not included in the lease liability; rather, they are recognized on the statement of operations and comprehensive loss in the period in which the obligation is incurred.

We recognize sublease income on a straight-line basis. Variable sublease payments are recognized when the corresponding variable lease payments of the underlying master lease are incurred. Sublease income, including the variable sublease payments, are recorded in other income, net on the statement of operations and comprehensive loss.

Restructuring and Other Charges

We account for costs related to our restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations, or ASC 420. Under ASC 420, one-time termination costs communicated to employees are accrued on the communication date, whereas termination costs that require employees to render future service beyond a minimum retention period are recognized ratably over the future service period.

We will recognize other restructuring costs, including lease or other contract termination costs incurred in connection with terminating a contract before the end of its term, when we terminate the contract in accordance with its terms. See Note 14 for additional information regarding charges related to our corporate restructurings.

Revenue Recognition

Effective January 1, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606. We determine revenue recognition for arrangements within the scope of Topic 606, and those applying Topic 606 by analogy, by performing the following five steps: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the company satisfies a performance obligation.

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

We expense payments for the acquisition and development of technology as research and development costs if, at the time of payment, the technology is under development, is not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing, has not reached technical feasibility or otherwise has no foreseeable alternative future use.

Stock-Based Compensation

We recognize compensation expense using a fair value-based method for costs related to all share-based payments, including restricted stock awards, or RSAs, and stock option awards.

We have granted RSAs, some of which are subject to performance conditions or market conditions. For RSAs with only service conditions, stock-based compensation cost is based on the closing market price of our common stock at the date of grant and is recognized as expense ratably over the requisite service period. For RSAs subject to performance conditions, stock-based compensation cost is calculated similarly and is recognized as expense using the accelerated attribution recognition method when it is probable that the performance condition will be achieved. For RSAs subject to market conditions, we base the fair value of the awards on a Monte Carlo simulation model and recognize stock-based compensation cost commencing at the grant date over the derived service period. Performance- and market-based awards require estimates as to the probability of certain outcomes—the probability of the achievement of performance conditions and the probability of various market-based outcomes, respectively—which require a high degree of judgment.

For stock option awards, stock-based compensation cost is measured at the grant date, based on the fair value of the award estimated using the Black-Scholes option pricing model, and is recognized as expense over the requisite service period on a straight-line basis.

We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

Employee Benefit Plan

We have a 401(k) Plan for all of our employees. Eligible employees may contribute through payroll deductions, and we may match the employees’ 401(k) contributions, at our discretion and not to exceed a prescribed annual limit per employee. Under this matching program, we contributed $0.3 million, $0.7 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Income Taxes

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided when the expected realization of the deferred tax assets does not meet the more-likely-than-not criteria. This assessment requires a high degree of judgment. As a result, deferred tax assets at the end of 2020 and 2019 are subject to a full valuation allowance. We are required to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It is our practice to recognize interest and penalties related to unrecognized tax benefits, if any, as a component of income tax expense.

Accounting Pronouncements Recently Adopted

Leases

In February 2016, FASB issued Topic 842, which amended existing guidance to require substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. We adopted Topic 842, effective January 1, 2019, using the updated modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. We recognized and measured agreements executed prior to the date of initial adoption that were considered leases on January 1, 2019. No cumulative effect adjustment of initially applying the standard to the opening balance of retained earnings was made upon adoption.

Upon adoption, we derecognized $19.8 million in deferred rent and recognized $52.5 million in lease liabilities and $33.3 million in right-of-use assets on our balance sheet. The financial statements for the years ending December 31, 2020 and 2019 are presented under Topic 842, while the prior years presented are not adjusted and continue to be reported in accordance with our prior accounting policy.

Revenue recognition

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

In May 2014, FASB issued Topic 606, which superseded nearly all existing revenue recognition guidance under GAAP. We adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method, in which the new standard is applied as of the date of initial adoption. We applied the standard to contracts that were not completed at the date of initial application. We recorded the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. The adoption of Topic 606 resulted in a decrease of $1.4 million to deferred revenue and an increase of $1.4 million to retained earnings as of January 1, 2018.

Our adoption of Topic 606 effective January 1, 2018 affected the following financial statement line items (in thousands, except per share data):
	Year Ended December 31, 2018
Condensed Statement of Operations and Comprehensive Loss	Under Topic 606	Under Topic 605	Effect of change
Collaboration and license revenue	$49,868	$52,329	$(2,461)
Operating expenses	196,023	196,023	—
Operating loss	(146,155)	(143,694)	(2,461)
Net loss	(140,447)	(137,986)	(2,461)
Net loss per share - basic and diluted	(4.13)	(4.06)	(0.07)

	Year Ended December 31, 2018
Condensed Statement of Cash Flows	Under Topic 606	Under Topic 605	Effect of change
Net loss	$(140,447)	$(137,986)	$(2,461)
Decrease in deferred revenue	1,373	—	1,373
Changes in operating assets and liabilities:
Receivables from collaborative partner	8,037	8,037	—
Deferred revenue	(11,043)	(12,131)	1,088
Cash, cash equivalents and restricted cash:
At beginning of period	61,333	61,333	—
At end of period	45,496	45,496	—

Other

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework, or ASU 2018-13, which enhances the disclosure requirements on fair value measurements. We adopted ASU 2018-13 effective January 1, 2020. The adoption of ASU 2018-13 had no effect on our financial statements and disclosures.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), or ASU 2016-13, which requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and requires consideration of a broader range of information to estimate credit losses. We adopted ASU 2016-13, effective January 1, 2020, using a modified retrospective approach, with certain exceptions. The adoption of ASU 2016-13 had no effect on our financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of our payment partners, and external market factors.

In April 2015, FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Topic 350), or ASU 2018-15, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to defer and recognize as an asset. We adopted ASU 2018-15, effective January 1, 2020, to be applied prospectively to all implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 had no effect on our financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2019, FASB issued ASU No. 2019-12, Income Taxes–Simplifying the Accounting for Income Taxes (Topic 740), or ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We do not anticipate that the adoption of ASU 2019-12 will have a material effect on our financial statements.

3. Cash Equivalents and Marketable Securities

The following is a summary of our cash equivalents and marketable securities (in thousands):

	December 31, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$21,250	$—	$—	$21,250
U.S. Treasury securities	157,642	3	(24)	157,621
Agency bonds	14,998	—	(7)	14,991
Commercial paper	53,219	4	(1)	53,222
Total cash equivalents and marketable securities	247,109	7	(32)	247,084
Less: cash equivalents	(29,247)	—	—	(29,247)
Total marketable securities	$217,862	$7	$(32)	$217,837

	December 31, 2019
	Amortized	Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Money market funds	$21,706	$—	$—	$21,706
U.S. Treasury securities	35,471	27	—	35,498
Agency bonds	48,790	44	—	48,834
Corporate bonds	1,800	—	—	1,800
Commercial paper	19,188	7	—	19,195
Total cash equivalents and marketable securities	126,955	78	—	127,033
Less: cash equivalents	(26,453)	—	—	(26,453)
Total marketable securities	$100,502	$78	$—	$100,580

As of December 31, 2020, the amortized cost and estimated fair value of our available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Debt securities maturing:
In one year or less	$185,783	$185,759
In one to two years	32,079	32,078
Total marketable securities	$217,862	$217,837

The following table summarizes our marketable securities in a continuous unrealized loss position as of December 31, 2020 (in thousands):

	Amortized	Unrealized	Estimated
	Cost Basis	Losses	Fair Value
Less than 12 months:
U.S. Treasury securities	$133,822	$(24)	$133,798
Agency bonds	14,998	(7)	14,991
Commercial paper	19,981	(1)	19,980
Total	$168,801	$(32)	$168,769

As of December 31, 2020, a total of 14 individual U.S. Treasury securities, one agency bond and two commercial paper had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary in nature. There were no marketable securities in a continuous unrealized loss position for 12 months or less as of December 31, 2019. Our cash equivalents and marketable securities have an average maturity of approximately eight months and the longest maturity is 18 months. We currently do not intend to sell these securities prior to maturity and do not consider these investments to be other-than-temporarily impaired at December 31, 2020. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. There were no sales of available-for-sale securities in any of the periods presented. As such, no allowance for credit losses was recognized. We also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Computer equipment and software	$1,981	$2,281
Furniture and fixtures	842	968
Laboratory equipment	913	4,219
Leasehold improvements	17,265	22,175
	21,001	29,643
Less: accumulated depreciation and amortization	(9,792)	(7,109)
Property and equipment, net	$11,209	$22,534

We recognized fixed asset impairments during the years ended December 31, 2020 and 2019 as a result of the corporate restructuring activities that commenced in 2019. See Notes 5 and 14 for additional information on these impairments.

5. Leases

In December 2016, we entered into a lease agreement, which we refer to as the corporate facility lease, for our corporate office and laboratory facility at 111 Oyster Point Boulevard, South San Francisco, California, or the premises. We moved into the premises in December 2017. The corporate facility lease has an initial term of 10 years, beginning on January 1, 2018, or the rent commencement date, with an option to extend the term for an additional period of five years. We did not have to pay rent until the rent commencement date  and rent was reduced by 50% for the first six months. The corporate facility lease contains scheduled rent increases over the lease term. We received lease incentives from our landlord for a portion of the costs of leasehold improvements we made to the premises. In addition, the corporate facility lease required us to deliver an irrevocable standby letter of credit in an amount of $1.5 million to the landlord for the period commencing on the effective date of the corporate facility lease until at least 60 days after the expiration of the lease, subject to 50% reduction on January 1, 2023 if certain conditions are met.

In October 2020, we entered into an agreement to rent laboratory space, which we refer to as the laboratory facility lease. We occupied this space beginning in December 2020. The laboratory facility lease commenced on November 1, 2020 and had an initial term of two months and renews automatically for subsequent two-month periods until terminated by us with requisite prior notice. We believe that it is reasonably certain that the laboratory facility lease will be extended through July 1, 2023, which results in an initial term of 2.67 years. Rent commenced on November 1, 2020 and is subject to periodic increases following requisite notice from the counterparty.

In July 2018, we entered into a lease agreement for the installation, operational qualifications and performance qualifications of four sequencing instruments to support our bemarituzumab program, which we refer to as the instruments lease. We terminated the instruments lease in May 2020, and the $0.7 million accrued for the remaining lease payments was fully paid in the third quarter of 2020. The termination of the instruments lease was accounted for by derecognizing the lease assets from the balance sheet in the second quarter of 2020. The lease liabilities were derecognized from the balance sheet as the liabilities were extinguished when the final lease payment was made.

Sublease

In October 2019, we commenced a corporate restructuring to extend our cash runway and ensure long-term sustainability. As part of the restructuring, in order to reduce our corporate facilities footprint, in September 2020, we entered into a sublease agreement with Sutro, or the facility sublease, pursuant to which we agreed to sublet to Sutro the approximately 115,466 rentable square feet at the premises. The facility sublease is subordinate to the corporate facility lease. The facility sublease has a total term of approximately 6.5 years, beginning on the rent commencement date, with no option to extend the facility sublease. The term of the facility sublease concludes at the same time as the underlying corporate facility lease. We determined that the facility sublease is an operating lease, which is consistent with the classification of the underlying corporate facility lease.

Under the facility sublease, we are subletting three of the four floors of the premises, or the initial premises, with Sutro’s obligation to pay rent for the initial premises beginning on the rent commencement date of July 2, 2021, or the initial premises commencement date. The initial premises commencement date was determined as nine months after October 2, 2020, which was the date of the written consent of the landlord of the underlying corporate facility lease. We will sublet the fourth floor, or the expansion premises, on the date that is 24 months following the initial premises commencement date, or sooner if Sutro provides six months’ prior written notice, or the expansion premises commencement date. Sutro’s obligation to pay rent for the expansion premises will commence on the expansion premises commencement date. The facility sublease contains scheduled rent increases over the sublease term.

With the execution of the facility sublease, in which the lease cost for the term of the facility sublease exceeds the anticipated sublease income for that same period, we tested the operating lease right-of-use assets and related leasehold improvements and furniture and fixtures for impairment as of September 1, 2020. We recorded an impairment loss of $13.8 million on the operating lease right-of-use asset and related leasehold improvements and furniture and fixtures as they relate to the initial premises, of which we recorded $7.3 million in our research and development costs and $6.5 million in our general and administrative costs within our statement of operations and comprehensive loss. The impairment loss adjusted the carrying values of the operating lease right-of-use assets to $20.1 million, the leasehold improvements to $11.2 million, and the furniture and fixtures to $0.3 million. We continue to amortize the operating lease right-of-use asset, at its revised carrying value, to operating lease cost, but now on a straight-line basis. In addition, we continue to amortize the leasehold improvements and depreciate furniture and fixtures, each at their revised carrying values, over their remaining useful lives as those lives do not extend beyond the sublease term. The operating lease obligations did not change since we were not relieved of the primary obligation under the corporate facility lease.

Lease Cost, Income and Related Supplemental Information

The tables below present lease cost, income and related supplemental information (in thousands, except as otherwise indicated):

	Year Ended December 31,
	2020	2019
Lease cost (as lessee):
Operating lease cost	$6,614	$6,140
Variable lease cost	2,418	1,762
Total lease cost	$9,032	$7,902
Lease income (as lessor):
Operating sublease income	$1,146	$—
Supplemental cash flow information (as lessee):
Cash paid for amounts included in the measurement of operating lease liabilities	$7,855	$6,693

	December 31,
	2020	2019
Supplemental balance sheet information (as lessee):
Weighted-average remaining lease term (in years)	6.8	8.0
Weighted-average discount rate (%)	7.33%	7.44%

Rent expense for the year ended December 31, 2018 was $5.9 million.

Minimum Lease Payments

The table below presents the undiscounted cash flows for each of the next five years and the total of the remaining years. For the facility leases, the undiscounted cash flows are reconciled to the operating lease liabilities recorded on the balance sheet, as follows (in thousands):

	Facility Leases (1)	Facility Sublease
2021	$8,389	$2,547
2022	8,652	—
2023	8,569	6,310
2024	8,341	7,476
2025	8,632	7,737
2026 and beyond	18,194	16,297
Total minimum lease payments	60,777	$40,367
Less: amount of lease payments representing interest	(13,343)
Present value of future minimum lease payments	47,434
Less: operating lease obligations, current portion	(5,125)
Operating lease obligations, long-term portion	$42,309
(1) Includes the corporate facility and laboratory facility leases.

The minimum lease payments for the facility sublease assume that the expansion premises commencement date will be 24 months following the initial premises commencement date. These amounts will be adjusted if the actual timing differs from this assumption.

6. Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Clinical development	$6,521	$7,787
Manufacturing	2,193	540
Accrued trade payable	2,341	1,087
Other	330	245
Total accrued liabilities	$11,385	$9,659

7. Stockholders’ Equity

We have 110,000,000 shares of authorized capital stock issuable in series, all with a par value of $0.001 per share, of which 100,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our Board of Directors, or our Board, is authorized to determine the designation, powers, preferences and rights of any such series.

In November 2020, we closed on a public offering of 8,280,000 shares of our common stock, which included 1,080,000 shares sold upon the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate gross proceeds of $163.4 million, before deducting underwriting discounts and commissions and offering expenses payable by us, and net proceeds of approximately $163.2 million after deducting these amounts.

In November 2020, we received $16.7 million related to the recovery of short-swing profits from one of our beneficial owners, a related party, under Section 16(b) of the Securities Exchange Act of 1934, as amended. We recognized these proceeds as a capital contribution from stockholders with an increase to additional paid-in capital on our balance sheet and as cash provided by financing activities on our statement of cash flows.

In August 2020, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, acting as sales agent, pursuant to which we may offer and sell, from time to time through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in a series of one or more at-the-market equity offerings, or collectively, the ATM program. During 2020, we raised approximately $7.1 million in net proceeds under the ATM program.

In January 2018, we closed on a public offering of 5,897,435 shares of our common stock, which included 769,230 shares sold upon the underwriters’ full exercise of their option to purchase additional shares, resulting in aggregate gross proceeds of $115.0 million, before deducting underwriting discounts and commissions and offering expenses payable by us, and net proceeds of approximately $107.6 million after deducting these amounts.

Equity Incentive Plans

In September 2013, our stockholders approved the 2013 Omnibus Incentive Plan, or the 2013 Plan. Any shares of common stock covered by awards granted under our 2002 Equity Incentive Plan or our 2010 Equity Incentive Plan, or collectively, the Prior Plans, that terminate after September 23, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares were added to the 2013 Plan reserve.

The initial number of shares of common stock available for issuance under the 2013 Plan was 3,500,000, which includes the 1,069,985 shares of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless our Board provides otherwise, beginning on January 1, 2014 and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of outstanding shares of common stock as of December 31 of the immediately preceding year. Under the 2013 Plan, any shares that are forfeited or expired are added back to the shares available for issuance. As of December 31, 2020, 2,657,782 shares of common stock were available for future issuance of options, restricted stock and other stock-based awards under the 2013 Plan.

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

The following table summarizes option activity and related information under the 2013 Plan and the Prior Plans:

	Options Outstanding
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
	of Shares	Per Share	Terms	Value
			(in years)	(in thousands)
Balance at January 1, 2020	3,314,722	$20.50
Options granted	2,000,502	$4.37
Options exercised	(465,024)	$8.43
Options forfeited	(218,564)	$9.65
Options expired	(432,309)	$34.30
Balance at December 31, 2020	4,199,327	$13.30	7.5	$33,125
Exercisable at December 31, 2020	2,298,658	$19.38	6.3	$11,787

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $2.70, $4.96 and $10.85 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $4.0 million, $0.1 million and $2.4 million, respectively.

We recorded stock-based compensation expense related to stock options of approximately $7.2 million, $14.3 million and $17.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $6.2 million of total unrecognized compensation expense that we expect to recognize over a weighted-average period of 2.7 years.

We have granted RSAs, which are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting and are not forfeitable once fully vested. The following table summarizes RSA activity and related information under the 2013 Plan:

	RSAs Outstanding
		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested balance at January 1, 2020	1,060,577	$11.24
RSAs granted	614,950	$4.91
RSAs vested	(678,076)	$11.06
RSAs forfeited	(228,162)	$10.84
Unvested balance at December 31, 2020	769,289	$6.46

The total fair value on the date of vesting of RSAs that vested in 2020, 2019 and 2018 was $5.2 million, $3.7 million and $6.2 million, respectively.

We recorded stock-based compensation expense related to RSAs of approximately $2.8 million, $8.2 million and $11.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $2.2 million of unrecognized compensation cost related to unvested employee RSAs that we expect to recognize over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 23, 2013. We initially reserved a total of 250,000 shares of common stock for issuance under the ESPP. Unless our Board provides otherwise, continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 300,000 shares of common stock. As of December 31, 2020, 1,227,894 shares of common stock were available for issuance under the ESPP. In November 2019, the compensation and management development committee of our Board provided that the number of shares of common stock available for issuance under the ESPP would not automatically increase on January 1, 2020 and as such, no new shares of common stock became available for issuance under the ESPP on January 1, 2020.

Under the ESPP, employees can purchase shares of our common stock based on a percentage of their compensation, subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date with a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. We issued a total of 79,828 shares under the ESPP in 2020.

The compensation expense related to the ESPP was $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $0.2 million of unrecognized compensation cost related to the ESPP, which we expect to recognize over 4.4 months.

Stock-Based Compensation

Total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$3,279	$8,041	$15,426
General and administrative	6,908	14,774	14,042
Total	$10,187	$22,815	$29,468

We estimated the fair value of each award using the Black-Scholes option-pricing model based on the date of grant of such award with the following assumptions:

	Options			ESPP
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Expected term (years)	5.0-6.3	5.0-6.3	5.5-6.3	0.5	0.5	0.5
Expected volatility	69-73%	67-68%	68-70%	107-199%	64-67%	47-94%
Risk-free interest rate	0.4-1.3%	1.6-2.5%	2.6-2.9%	0.1-0.2%	1.6-2.4%	1.4-2.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

Stock Option Exchange Program

On July 1, 2019, we commenced a tender offer to our employees, excluding named executive officers, to exchange eligible stock options for replacement stock options with modified terms, or our exchange offer. Pursuant to the exchange offer, we offered these employees who held outstanding stock options granted on or before June 6, 2018 with an exercise price equal to or greater than $18.00 per share, or eligible options, the opportunity to tender each eligible option in exchange for a new stock option with modified terms, or new options.

The exchange offer expired at 6:00 p.m., Pacific time, on July 29, 2019. As of the expiration of the exchange offer, there were 510,932 shares of our common stock underlying the eligible options. Pursuant to the exchange offer, 55 employees elected to exchange outstanding stock options, and we accepted for cancellation stock options to purchase an aggregate of 436,648 shares of common stock, representing approximately 85% of the total shares of common stock underlying the eligible options. On July 29, 2019, immediately following the expiration of the exchange offer, we granted new options to purchase 235,419 shares of common stock, each with an exercise price of $5.06 per share, which was the closing price per share of our common stock on Nasdaq on the grant date. As a result, 201,229 shares of common stock returned to the 2013 Plan reserve and became available for future issuance. Each new option vests in equal monthly amounts over either one or three years, depending on whether the tendered eligible option was fully vested as of July 29, 2019, has a maximum term of seven years and was granted as a nonqualified stock option under the 2013 Plan.

The exchange of stock options was treated as a modification for accounting purposes. The incremental expense on the new options was fully recognized as of July 29, 2020 using the Black-Scholes option-pricing model over the new service period that began on the modification date of July 29, 2019. We are recognizing the unamortized expense remaining on the tendered options of $0.2 million as of December 31, 2020 over the remainder of the original requisite service period.

8. Earnings per Share

We compute basic per share amounts by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted per share amounts are based on the weighted-average number of common shares outstanding and dilutive potential common shares, which include shares that may be issued under our equity incentive plans and determined using the treasury stock method, during the period. For the years ended December 31, 2020, 2019 and 2018, diluted per share amounts are the same as basic per share amounts, since the effect of potentially dilutive securities is antidilutive.

We excluded the following securities from the calculation of diluted per share amounts as the effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	4,633	3,760	3,710
RSAs	1,109	1,273	880
Total	5,742	5,033	4,590

9. License and Collaboration Agreements

The following tables present changes in the balances of our contract assets, including receivables from collaboration partners, and contract liabilities, including deferred revenue (in thousands):

Contract Assets
Balance at January 1, 2020	$4,097
Additions	4,023
Deductions	(8,035)
Balance at December 31, 2020	$85
Contract Liabilities
Balance at January 1, 2020	$6,409
Additions for advance billings	1,190
Deductions for performance obligations satisfied:
In current period	(4,516)
In prior periods related to measure of progress updates	(1,026)
Balance at December 31, 2020	$2,057

The following table presents license and collaboration revenue by collaboration partner or licensee (in thousands):

	Year Ended December 31,
	2020	2019	2018
Milestone payments: (1)
Cabiralizumab Collaboration - BMS	$—	$—	$25,000
Other payments:
China Collaboration - Zai Lab	5,455	4,385	5,068
Cabiralizumab Collaboration - BMS	2,649	9,060	13,441
Immuno-oncology Research Collaboration - BMS	—	1,429	6,086
License Agreement - Seagen	5,074	—	—
Other	—	—	273
Total	$13,178	$14,874	$49,868
(1) Includes milestone payments recognized at a point in time. Other payments may also include milestone payments recognized over time.

The agreements with each collaboration partner and licensee are discussed in more detail in the following sections. These agreements generally may be terminated due to material and uncured breaches, insolvency of either party, unilateral decision by the collaboration partner or licensee upon prior written notice, expiration of royalty or payment obligations, or challenges to patents which are relevant to the related agreement. Under the agreement with Zai Lab (Shanghai) Co., Ltd., we may terminate the agreement in its entirety with written notice for Zai Lab’s material breach of its diligence obligations with respect to development and obtaining marketing approval, and may terminate the agreement on a region-by-region basis for Zai Lab’s breach of its diligence obligations with respect to timely commercialization of a licensed product in a region following marketing approval.

In addition to the agreements discussed in the following sections, we also have agreements in which we have no remaining performance obligations, but for which we may receive milestone and royalty payments from the collaboration partner or licensee.

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

We received an upfront non-refundable payment of $20.0 million from BMS in connection with the execution of the immuno-oncology research collaboration. BMS also paid us $13.7 million in research funding from 2014 through 2019, during which we performed certain research activities. In connection with entering into the immuno-oncology research collaboration, BMS purchased 994,352 shares of our common stock at a price per share that exceeded the fair value of our common stock by a total of $2.4 million. We are eligible to receive certain developmental-, regulatory- and sales-based contingent payments with respect to each target subject to the immuno-oncology research collaboration and royalties on sales of products related to such targets, if any.

We identified one performance obligation for the research license to access our technology, the exclusive commercial license and research activities. BMS’s option to select additional collaboration targets is not priced at a discount and therefore does not represent one or more performance obligations for which the transaction price would be allocated. The transaction price of $36.1 million includes the $20.0 million upfront fee, $13.7 million of research funding and $2.4 million of equity premium. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. Any milestone payments triggered during the periods presented are included in the table at the start of this note. We will recognize any consideration related to sales-based payments (including milestones and royalties) when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will re-evaluate the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2020, no adjustments were made to the transaction price.

Under the input method, we recognize revenue on the basis of our efforts or inputs applicable to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs applicable to the satisfaction of that performance obligation. We concluded that we will recognize revenue based on actual costs incurred as a percentage of total budgeted costs as we complete our performance obligation. As the performance obligation was fully satisfied through March 31, 2019, the transaction price of $36.1 million was fully recognized as collaboration revenue. Revenue recognized from the performance obligations was $0 million, $1.4 million and $6.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, we had no deferred revenue relating to the immuno-oncology research collaboration.

License and Collaboration Agreement

In October 2015, we entered into a license and collaboration agreement, or the cabiralizumab collaboration agreement, pursuant to which we granted BMS exclusive global rights to develop and commercialize certain colony stimulating factor-1 receptor, or CSF1R, antibodies, including our monoclonal CSF1R inhibiting antibody that we refer to as cabiralizumab, and all modifications, derivatives, fragments, or variants of such antibodies, each of which we refer to as a licensed antibody. Under the terms of the cabiralizumab collaboration agreement, BMS is responsible, at its expense, for developing products containing licensed antibodies, each of which we refer to as a licensed product, under a development plan, subject to our option, at our own expense, to conduct certain studies, including registration-enabling studies to support approval of cabiralizumab. BMS is responsible for manufacturing and commercializing each licensed product and we retain rights to a U.S. co-promotion option. The cabiralizumab collaboration agreement supersedes the clinical trial collaboration agreement we entered into with BMS in November 2014, or the original collaboration agreement. We assessed the two agreements separately as standalone agreements.

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

We received an upfront non-refundable payment of $30.0 million from BMS in connection with the execution of the original collaboration agreement. We completed enrollment and treatment of patients in our Phase 1a/1b clinical trial to evaluate the safety, tolerability and preliminary efficacy of combining Opdivo, BMS’s programmed-death 1 (PD-1) immune checkpoint inhibitor, with cabiralizumab in multiple tumor types, which we commenced under the original collaboration agreement. BMS bears all costs and expenses relating to this trial, including manufacturing costs for the supply of cabiralizumab, except that we are responsible for our own internal costs, including internal personnel costs.

Under the original collaboration agreement, we identified one performance obligation for the execution of a Phase 1a/1b clinical trial of cabiralizumab in combination with Opdivo. The transaction price consists of the $30.0 million upfront fee under the original collaboration agreement.

We used the input method to measure progress toward completion of the performance obligation and concluded that we will recognize revenue based on actual costs incurred by our CRO as a percentage of total budgeted costs as we complete our performance obligation. We will recognize revenue from reimbursements when we have the right to invoice BMS. As the performance obligation was fully satisfied through June 30, 2020, the transaction price of $30.0 million was fully recognized as collaboration revenue. We recognized $0.8 million, $4.4 million and $6.6 million of the transaction price as revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue recognized for reimbursements was $1.8 million, $4.7 million and $6.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Under the cabiralizumab collaboration agreement, we identified the following performance obligations: (1) license grant to BMS and (2) transfer of licensed know-how to BMS. The transaction price consisted of a $350.0 million non-refundable up-front fee. As the performance obligations were fully satisfied in 2015, the transaction price of $350.0 million was fully recognized as revenue concurrent with the transfer of the license and know-how in 2015. We concluded that the transaction price should not yet include milestone payments that may become due as they are fully constrained. Any milestone payments triggered during the periods presented are included in the table at the start of this note. We will recognize any consideration related to royalties when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2020, no adjustments were made to the transaction price.

As of December 31, 2020 and 2019, we had deferred revenue relating to the license and collaboration agreements of $0 million and $0.8 million, respectively.

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

We received an upfront non-refundable and non-creditable payment of $5.0 million ($4.2 million after netting of value-added tax withholdings) from Zai Lab in connection with the execution of the China collaboration agreement. With respect to each licensed product, we are eligible to receive developmental and regulatory milestone payments. Zai Lab will also be obligated to pay us a royalty, on a licensed product-by-licensed product and region-by-region basis. In addition, Zai Lab agreed to reimburse us for certain global development activities, which is limited to a maximum of $10.0 million, and certain costs for the development of companion diagnostics.

We identified the following performance obligations: (1) license grant to Zai Lab together with the transfer of licensed know-how, development drug supply and global development activities, or the license grant, and (2) development of companion diagnostics. Zai Lab has the option to purchase commercial drug supply from us pursuant to a separate commercial supply agreement to be negotiated in the future. The commercial drug supply will be accounted for as a separate contract when Zai Lab exercises this option. As of December 31, 2020, the transaction price of $9.6 million consists of the $4.2 million upfront fee, $3.7 million of expected reimbursement from Zai Lab for global development activities and a $1.7 million clinical development milestone payment. We have not included the remaining regulatory milestone payments in the transaction price as all such milestone amounts are fully constrained. Any milestone payments triggered during the periods presented are included in the table at the start of this note. We will recognize any consideration related to royalties when the related sales occur, as we determined that these amounts relate predominantly to the license granted and therefore will be recognized upon the occurrence of the related sales. We concluded that the reimbursement of costs incurred for the development of companion diagnostics qualifies for the practical expedient under Topic 606, which allows us to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value to Zai Lab of our performance completed to date. We therefore effectively bypass the steps of determining the transaction price and allocating that transaction price to the performance obligation. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2020, the transaction price decreased to $9.6 million (from $14.7 million), primarily as a result of our decision to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial.

We use the input method to measure progress toward completion of the performance obligation for the license grant. We concluded that revenue will be recognized based on actual costs incurred by our CRO as a percentage of total budgeted costs as we complete our performance obligation. For the year ended December 31, 2020, the total budgeted costs used in our measure of progress decreased as a result of our decision to amend the FIGHT trial from a Phase 3 design to a randomized Phase 2 trial. The decrease in total budgeted costs resulted in further progress made towards satisfying our performance obligation for the license grant and a cumulative catch-up adjustment to revenue. There was a deduction to our contract liabilities as of December 31, 2020 for performance obligations satisfied during the year ended December 31, 2020 and for performance obligations satisfied in prior periods related to measure of progress update. We will recognize revenue from reimbursements for the development of companion diagnostics when we have the right to invoice Zai Lab.

Revenue recognized for the license grant performance obligation was $3.6 million, $1.4 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue recognized for the companion diagnostics development performance obligation was $1.9 million, $3.0 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Of the remaining transaction price of $2.9 million, we recorded $2.1 million in deferred revenue, which we will recognize over the estimated performance period for satisfaction of the performance obligations. The remaining $0.8 million of the transaction price will be recorded in deferred revenue when invoiced as we complete global development activities.

As of December 31, 2020 and 2019, we had deferred revenue relating to the China collaboration agreement of $2.1 million and $5.1 million, respectively.

Seagen License Agreement

In February 2020, we entered into a license agreement, or the Seagen license agreement, with Seagen Inc., or Seagen, pursuant to which we granted Seagen an exclusive worldwide license to a family of monoclonal antibodies that are directed to a single target and Seagen is responsible for research, development, manufacturing and commercialization of novel antibody-drug conjugate products based on these antibodies.

We received an upfront non-refundable payment of $5.0 million from Seagen in connection with the execution of the Seagen license agreement. We are eligible to receive up to (i) $132.0 million in specified developmental and regulatory milestone payments for the first achievement of such milestone events by the first licensed product, (ii) $68.0 million in specified developmental and regulatory milestone payments for the first achievement of such milestone events by the second licensed product, and (iii) $19.0 million in specified developmental and regulatory milestone payments for each achievement of such milestone events by a subsequent licensed product. We are also eligible to receive up to $162.5 million in sales-based contingent payments per licensed product. Seagen will also be obligated pay us a mid-single-digit percentage royalty on net sales of each licensed product in a region until the latest of: (i) 11 years after the first commercial sale of such licensed product in such region; (ii) the expiration of certain patents covering such licensed product in such region; and (iii) the date on which any applicable regulatory exclusivities with respect to such licensed product expire in such region. We are also eligible to receive annual maintenance fees of $0.2 million and reimbursement for consulting support and certain prosecution and maintenance costs for our patents.

We identified one performance obligation for the license grant. The transaction price consists of the $5.0 million upfront fee. As the performance obligation was fully satisfied as of March 31, 2020, the transaction price of $5.0 million was fully recognized. We concluded that the transaction price should not include the variable consideration related to maintenance fees and unachieved developmental and regulatory milestones as this consideration was considered to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in revenue in the future. Any milestone payments triggered during the periods presented are included in the table at the start of this note. We will recognize any consideration related to sales-based payments when the related sales occur, as we have determined that these amounts relate predominantly to the license granted and therefore will be recognized on the later to occur of satisfaction of the performance obligation or the occurrence of the related sales. We will recognize revenue from reimbursements when we have the right to invoice Seagen. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

For the year ended December 31, 2020, we recognized revenue of $0.1 million for reimbursements.

10. Acquired Technologies

The following agreements will remain in effect until the expiration of our royalty obligations under each agreement, unless earlier terminated. For each licensed product under each agreement, we are obligated to pay royalties on net sales of such licensed product on a country-by-country basis for the longer of the life of the licensed patents covering such licensed product in such country or 10 years after the first commercial sale of such licensed product in such country.

Galaxy Biotech, LLC

In December 2011, we entered into a license agreement with Galaxy Biotech, LLC, or Galaxy, pursuant to which Galaxy granted us an exclusive worldwide license to develop and commercialize FGFR2b antibodies, including bemarituzumab. Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize at least one licensed product in at least one tumor indication. We are required to make payments based upon the achievement of certain intellectual property, development, regulatory, and commercial milestones, as well as royalties on future net sales of licensed products, if any.

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

We are obligated to pay Galaxy for intellectual property, development, regulatory and commercialization milestones of up to $77.4 million. We are also obligated to pay Galaxy tiered royalties on net sales of licensed products from high-single digit to low-double digit percentages.

We made milestone payments to Galaxy of $0 million, $0 million and $9.5 million in 2020, 2019 and 2018, respectively.

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

Under this agreement, we are obligated to pay BioWa-Lonza for development, regulatory and commercialization milestones achieved of up to $24.7 million and tiered royalties on net sales up to mid-single digit percentages.

Under this agreement, we made milestone payments to BioWa-Lonza of $0 million, $0 million and $0.9 million in 2020, 2019 and 2018, respectively.

11. Other Income, Net

The components of our other income, net were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income (see Note 3)	$820	$4,740	$5,792
Sublease income (see Note 5)	1,146	—	—
Other	(54)	(4)	(84)
Total	$1,912	$4,736	$5,708

12. Income Taxes

The components of our income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax benefit
Federal	$(6,630)	$—	$—
State	—	—	—
Total current tax benefit	(6,630)	—	—

Deferred tax expense
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—

Total tax benefit	$(6,630)	$—	$—

We recorded an income tax benefit for the year ended December 31, 2020 for a tax refund of minimum tax paid for 2015. The refund was available to us after we carried back our 2017 net operating losses. Under the CARES Act and after the carryback claim of net operating losses, we were able to request the refund of the 2015 alternative minimum tax upon the filing of our 2019 income tax return.

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax	$(19,102)	$(28,812)	$(29,495)
State statutory income tax	1	1	1
Stock compensation	1,966	4,055	3,698
Nontaxable equity premiums	—	(20)	(85)
Change in valuation allowance	17,754	32,540	38,953
Income from shareholder	3,513	—	—
Research and orphan drug credits	(4,701)	(8,015)	(13,192)
Tax benefit from alternative minimum tax credit refund	(6,630)	—	—
Other permanent items	569	251	120
Income tax benefit	$(6,630)	$—	$—

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Net operating loss carryforwards	$94,763	$85,928
Research and orphan drug credits	73,608	68,053
Deferred revenue	122	1,372
Stock-based compensation	5,390	7,562
Capitalized license and depreciation basis differences	2,906	3,196
Reserves, accruals and tenant improvement allowances	1,090	1,389
Operating lease liability	10,158	10,619
Total deferred tax assets	188,037	178,119
Less: valuation allowance	(182,319)	(168,691)
Net deferred tax assets	5,718	9,428

Capitalized license and depreciation basis differences	(808)	(2,374)
Operating right-of-use asset	(4,557)	(6,621)
Prepaid expenses	(353)	(433)
Total deferred tax liabilities	(5,718)	(9,428)
Total net deferred tax assets	$—	$—

Based on all available objective evidence, we determined it is more likely than not that we will not fully realize all our net deferred tax assets. The available objective evidence considered was our inability to further recover any taxes previously paid and expectation of future taxable income. Accordingly, we recorded a valuation allowance against all our net deferred tax assets for the years ended December 31, 2020 and 2019. We will continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. Our valuation allowance increased by $13.6 million and $34.2 million during 2020 and 2019, respectively.

As of December 31, 2020, our total net deferred tax assets, net of gross deferred tax liabilities, were $182.3 million. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, we considered whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to our history of losses and lack of other positive evidence, we determined that it is more likely than not that our net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance.

The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. As of December 31, 2020, we had federal net operating loss carryforwards of approximately $416.3 million, which will start to expire beginning in 2024, and state net operating loss carryforwards of approximately $165.9 million, which will start to expire beginning in 2028. In addition, as of December 31, 2020, we had federal research and development and orphan drug credit carryforwards of approximately $67.2 million, which will start to expire in 2026, and state research and development credit carryforwards of approximately $24.8 million, which can be carried forward indefinitely.

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

Unrecognized tax benefits are primarily tax credits for all years and state net operating loss carryover related for certain prior years. For the years ended December 31, 2020, 2019 and 2018, we recorded no interest or penalties related to income taxes. A reconciliation of our unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$18,393	$16,660	$13,584
Additions for prior year tax positions	—	11	622
Additions for current year tax positions	1,020	1,722	2,454
Balance at end of year	$19,413	$18,393	$16,660

In the event we are able to recognize these uncertain positions, most of the unrecognized tax benefits would reduce our effective tax rate. We currently have a full valuation allowance against our deferred tax assets, which would impact the timing of the effective tax rate benefit, should any of these uncertain positions be favorably settled in the future. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

We file U.S. and state income tax returns with varying statutes of limitations. The tax years from 2003 forward remain open to examination due to the carryover of unused net operating losses and tax credits. We have no ongoing tax examinations by tax authorities at this time.

13. Commitments and Contingencies

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

We have certain agreements with service providers and other parties with which we do business that contain indemnification provisions pursuant to which we have agreed to indemnify the party against certain types of third-party claims. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. We would also accrue for estimated incurred but unidentified indemnification issues based on historical activity. As we have not incurred any indemnification losses to date, there were no accruals for, or expenses related to, indemnification issues for any period presented.

14. Restructuring and Other Charges

In January 2019, we implemented a corporate restructuring, or the January 2019 restructuring, to focus our resources on clinical development and late-stage research programs. Pursuant to the January 2019 restructuring, we eliminated 41 employee positions, representing approximately 20% of our then-current headcount, primarily in areas relating to research, pathology and manufacturing. The January 2019 restructuring was completed during the first quarter of 2019, and restructuring charges to-date amounted to approximately $1.9 million for employee-related costs.

In October 2019, we announced a second corporate restructuring, or the October 2019 restructuring, to extend our cash runway and ensure long-term sustainability. As part of the October 2019 restructuring, we reduced our workforce by 63 positions across all functions. The October 2019 restructuring was completed during the fourth quarter of 2020, and restructuring charges to-date amounted to approximately $5.3 million for employee-related costs.

In conjunction with our 2019 corporate restructurings, we evaluated the laboratory equipment that we owned and determined that the carrying value was no longer recoverable and its estimated fair value was $3.9 million. An impairment loss of $1.9 million was recorded in research and development expense within our statement of operations and comprehensive loss, primarily during the fourth quarter of 2019. We reclassified the laboratory equipment from property and equipment to assets held for sale within our balance sheet for the first quarter of 2020. In April 2020, we sold the majority of the laboratory equipment through an auction conducted by a third-party vendor. We recorded a gain of $3.4 million for the proceeds of such auction against research and development expense within our statement of operations and comprehensive loss, all during the second quarter of 2020.

The following table summarizes management’s estimates of costs that were expected to be incurred and were probable as of December 31, 2020 and the actual costs incurred to date through December 31, 2020 (in thousands):

	Total Estimated Restructuring Costs	Total Restructuring Costs Incurred to Date
Employee retention, severance and termination benefits (employee-related)	$7,172	$7,172
Asset impairments and other costs, net of gains on sale (asset-related)	(3,298)	(3,298)
Total	$3,874	$3,874

The following table presents the components of restructuring costs and where they are recorded within our statement of operations and comprehensive loss (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Employee- related	Asset- related	Total	Employee- related	Asset- related	Total
Research and development	$1,770	$(5,385)	$(3,615)	$4,126	$2,087	$6,213
General and administrative	874	—	874	402	—	402
Total	$2,644	$(5,385)	$(2,741)	$4,528	$2,087	$6,615

The following table presents the employee-related activity in the accrued personnel-related expense liability (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$1,182	$—
Charges	2,644	4,528
Cash payments	(3,826)	(3,346)
Balance at end of year	$—	$1,182

15. Subsequent Event

On March 4, 2021, we entered into an Agreement and Plan of Merger, or the merger agreement, with Amgen Inc., or Amgen, and Franklin Acquisition Sub, Inc., or the purchaser, pursuant to which, and upon the terms and subject to the conditions thereof, Amgen agreed to cause the purchaser to commence a cash tender offer to purchase all outstanding shares of our common stock, par value $0.001 per share, at a price of $38.00 per share in cash, minus any applicable withholding taxes and without interest. Following the completion of the tender offer, the purchaser will merge with us, with us continuing as the surviving corporation and a wholly owned subsidiary of Amgen. At the effective time of the merger, each share (other than shares validly tendered and irrevocably accepted for purchase pursuant to the offer, excluded shares and dissenting shares (each as defined in the merger agreement)) will be converted into the right to receive an amount in cash equal to the offer price, without interest, minus any required withholding of taxes. The offer to purchase all outstanding shares of our common stock represents an equity value of approximately $1.9 billion.

The transaction is expected to close by the end of the second quarter of 2021 and is subject to customary closing conditions, as described in that Current Report on Form 8-K with the SEC on March 4, 2021. The offer will initially remain open for 20 business days from the date of commencement of the offer. If at the scheduled expiration time of the offer any of the conditions to the offer have not been satisfied (unless such condition is waivable by Amgen or the purchaser and has been waived), the purchaser, at its discretion, may extend, and at our request, the purchaser will extend, the offer to permit the satisfaction of all offer conditions.

On March 18, 2021, Elaine Wang, a purported stockholder of the company, commenced an action in the United States District Court for the District of Delaware, captioned Elaine Wang v. Five Prime Therapeutics, Inc. et al., Case No. 1:21-cv-00395-UNA, against the company and the current members of our board of directors asserting claims under Sections 14(e), 14(d)(4), and 20(a) of the Securities Exchange Act of 1934 challenging the adequacy of certain public disclosures made by us concerning our proposed transaction with Amgen. The lawsuit seeks, among other things, an injunction preventing consummation of the proposed transaction with Amgen, rescission of the proposed transaction or rescissory damages in the event it is consummated, an accounting by the defendants for all damages caused to the plaintiff, and the award of attorneys’ fees and expenses. Defendants have not been served with nor have they answered the complaint.  Defendants believe the claims asserted in the complaint are without merit.

16. Selected Quarterly Financial Information

The following amounts are in thousands, except per share amounts:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
	(Unaudited)
Revenue	$8,414	$3,424	$2,048	$(708)
Net loss	(20,116)	(16,937)	(26,423)	(20,852)
Basic and diluted net loss per share	(0.57)	(0.48)	(0.74)	(0.51)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(Unaudited)
Revenue	$5,347	$3,333	$2,984	$3,210
Net loss	(35,385)	(34,391)	(36,069)	(31,357)
Basic and diluted net loss per share	(1.02)	(0.99)	(1.03)	(0.89)

Basic and diluted per share amounts are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted per share amounts.